Form 10QSB
period 1996-06-30
FOUNTAIN PHARMACEUTICALS INC
filed 1996-08-09
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB
                                   -----------
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
- ---   ------------------------------------------------------------
      EXCHANGE ACT OF 1934
      --------------------
                   For the quarterly period ended June 30, 1996
                   --------------------------------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   -------------------------------------------------------------------
      EXCHANGE ACT OF 1934
      --------------------
                         Commission File Number: 0-18399
                         -------------------------------

                         FOUNTAIN PHARMACEUTICALS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   62-1386759
     --------------------------------                ---------------------
     (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                   7279 Bryan Dairy Road, Largo, Florida 33777
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (813) 548-0900
                                 --------------
              (Registrant's telephone number, including area code)

                   7279 Bryan Dairy Road, Largo, Florida 34647
                   -------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

      Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         (1)   Yes   X           No
                                  -----            -----
                         (2)   Yes   X           No
                                  -----            -----
         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

      Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by court.

                              Yes   X           No
                                 -----            -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of August 6, 1996:

Common Stock, par value $.001 - 47,516,049

Class B Common Stock, par value $.001 - 90,100

Transitional Small Business Disclosure Format:

                             Yes               No   X
                                 -----            -----

                        FOUNTAIN PHARMACEUTICALS, INC.

                                     INDEX


                                                                        Page
                                                                        ----

Part I.         Financial Information*
- -------         ----------------------

   Item 1.      Financial Statements
                (Unaudited)

                Balance Sheets - September 30, 1995,
                and June 30, 1996
                (Unaudited)                                                4

                Statements of Operations - for the nine
                months ended June 30, 1996 and 1995
                (Unaudited)                                                5

                Statement of Stockholders' Equity (Deficit) -
                for the period from September 30, 1995
                through June 30, 1996 (Unaudited)                          6

                Statements of Cash Flows - for the nine
                months ended June 30, 1996 and 1995
                (Unaudited)                                                7

                Notes to Condensed Financial Statements
                (Unaudited)                                                8

   Item 2.      Management's Discussion and
                Analysis or Plan of Operations                            10

Part II.        Other Information                                         14
- --------        -----------------                                         --

                Item 1.    Legal Proceedings
                Item 2.    Changes in Securities
                Item 3.    Defaults Upon Senior Securities
                Item 4.    Submission of Matters to a Vote
                           of Security Holders
                Item 5.    Other Information
                Item 6.    Exhibits and Reports on Form 8-K


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.


                                FOUNTAIN PHARMACEUTICALS, INC.
                                        BALANCE SHEETS

                  ASSETS                                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                              June 30,                                                         June 30,
                                1996        September 30,                                        1996         September 30,
                             (Unaudited)        1995                                          (Unaudited)         1995
                             -----------    -------------                                     -----------     --------
Current assets:                                              Current liabilities:
   Cash and cash equivalents  $   120,481     $    82,245      Current portion of
   Accounts receivable            520,999          67,239       liabilities not subject
   Inventories                    143,856         182,946       to compromise                   $   26,182     $   16,579
   Prepaid expenses                15,135          23,177      Current portion of
                              -----------     -----------
                                                                liabilities subject to
                                                                compromise                          84,276         83,468
                                                               Accounts payable and
                                                                accrued expenses                   277,478        100,505
                                                                                                ----------     ----------

    Total current assets          800,471         355,607       Total current liabilities          387,936        200,552
                                                                                                ----------     ----------

                                                             Liabilities not subject to
                                                               compromise, non-current              38,995         59,096
                                                                                                ----------     ----------
Furniture and equipment, less                                Liabilities subject to
   accumulated depreciation                                    compromise, non-current             113,982        517,426
                                                                                                ----------     ----------
   ($224,951 June 30, 1996;
   $216,366 September 30, 1995)    39,109          65,404    Stockholders' equity (deficit):

Patent costs, less                                           Preferred stock, par value $.001,
   accumulated amortization                                    2,000,000 shares authorized
   ($83,891 June 30, 1996;                                   Common stock, par value
   $81,380 September 30,                                       $.001, 50,000,000 shares
   1995)                          103,364          86,099      authorized; shares issued
                                                               and outstanding:
Other assets                        8,779           3,965      47,516,049, June
                              -----------     -----------
                                                               30, 1996; 22,516,049,
                                                               September 30, 1995
                                                               (one vote per share)                 47,516         22,516
                                                             Class B common stock, par
                                                               value $.001, 5,000,000
                                                               shares authorized; shares
                                                               issued and outstanding:
                                                               90,100, June 30, 1996
                                                               and September 30, 1995
                                                               (five votes per share)                   90             90

                                                             Additional paid-in capital         14,529,102     14,304,102
                                                             Accumulated deficit               (14,165,898)   (14,592,707)
                                                                                                ----------     ----------
                                                                                                   410,810    (   265,999)
                                                                                                ----------     ----------

                              $   951,723     $   511,075                                      $   951,723    $   511,075
                              ===========     ===========                                      ===========    ===========

                                         See notes to financial statements.

                             FOUNTAIN PHARMACEUTICALS, INC.
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)



                                                 Three Months Ended       Nine Months Ended
                                                       June 30,                June 30,
                                            ------------------------    ----------------------
                                                 1996         1995         1996         1995
                                            -----------  -----------  -----------  -----------
Net Revenues                                $   887,126      255,768    1,499,232      904,218

Cost of Products                                479,770       97,891      753,282      408,633
                                            -----------  -----------  -----------  -----------

Gross Margin                                    407,356      157,877      745,950      495,585
                                            -----------  -----------  -----------  -----------

Operating Expenses:
   Research and development                      44,025        3,910       60,686       36,746
   General and administrative expenses          122,573       77,451      316,367      196,533
   Selling expense                               58,733       45,851      154,023      128,380
   Warehouse expense                             20,090       11,696       54,132       24,114
   Depreciation and amortization                 10,242       13,257       33,647       42,345
                                            -----------  -----------  -----------  -----------

Total Operating Expenses                        255,663      152,165      618,855      428,118
                                            -----------  -----------  -----------  -----------

Other Income (Expenses)                     (    10,747) (       120) (    14,489) (       196)
                                            -----------  -----------  -----------  -----------

Income before reorganization expenses           140,946        5,592      112,606       67,271

Reorganization Expenses                     (         8) (     3,860) (    22,843) (    22,905)
                                            -----------  -----------  -----------  -----------

Income before extraordinary item                140,938        1,732       89,763       44,366

Extraordinary Gain                               14,678         --        337,046         --
                                            -----------  -----------  -----------  -----------

Net Income                                  $   155,616  $     1,732  $   426,809  $    44,366
                                            ===========  ===========  ===========  ===========


Earnings per share:

   Income before extraordinary item         $     .0030  $     .0001  $     .0020  $     .0019

   Extraordinary gain                             .0003         --          .0077         --
                                            -----------  -----------  -----------  -----------

   Net income                               $     .0033  $     .0001  $     .0097  $     .0019
                                            ===========  ===========  ===========  ===========

   Weighted average number of shares
     outstanding                             47,606,149   22,606,149   43,977,117   22,606,149
                                            ===========  ===========  ===========  ===========


                           See notes to financial statements.

                        FOUNTAIN PHARMACEUTICALS, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD FROM SEPTEMBER 30, 1995 THROUGH JUNE 30, 1996
                                  (UNAUDITED)

                                               Class B
                           Common Stock      Common Stock   Additional
                        ------------------  --------------    Paid-In
                         Shares     Amount  Shares  Amount    Capital       Deficit       Total
                       ----------  -------  ------   -----  -----------  ------------   ---------
Balances
  October 1, 1995      22,516,049  $22,516  90,100     $90  $14,304,102  ($14,592,707)  ($265,999)


Common stock issued
  pursuant to
  reorganization plan  25,000,000   25,000    --       --      225,000          --       250,000


Net income for the
period                       --       --      --       --         --         426,809     426,809
                       ----------  -------  ------   -----  -----------  ------------   ---------

Balances
  June 30, 1996        47,516,049  $47,516  90,100     $90  $14,529,102  ($14,165,898)  $ 410,810
                       ==========  =======  ======   =====  ===========  ============   =========









































                      See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Nine Months Ended June 30
                                                     -------------------------
                                                        1996          1995
                                                     ---------    ----------
Cash flows from operating activities:
   Net income                                       $  426,809   $   44,366
   Adjustments to reconcile net income
   to net cash used in operating
   activities:
     Extraordinary gain                               (337,046)
     Depreciation and amortization                      33,647       42,345
     Loss on disposal of assets                          3,010
     Increase (decrease) in cash due to
        changes in assets and liabilities:
          Accounts receivable, trade                  (453,760)    (139,800)
          Inventories                                   39,090       52,246
          Other assets                                 ( 4,814)      16,211
          Prepaid expenses                               8,042      ( 4,283)
          Accounts payable and
            accrued expenses                           176,973        1,746
                                                      --------    ---------

Net cash used in
   operating activities                               (108,049)    ( 12,831)
                                                      --------    ---------

Cash flows from investing activities:
   Deferred patent costs incurred                     ( 19,777)    (  5,114)
   Acquisition of furniture and
     equipment                                        (  7,851)
                                                      --------    ---------

Net cash provided by (used in)
   investing activities                               ( 27,628)    (  5,114)
                                                      --------    ---------

Cash flows from financing activities:
   Proceeds from stock offering, net                  250,000
   Repayment of liabilities under
     Reorganization Plan                             ( 76,087)
                                                     --------     ---------

Net cash provided by
   financing activities                               173,913
                                                     --------     ---------
Increase (decrease) in cash                          ( 38,236)        7,717

Cash at beginning of period                            82,245         5,800
                                                     --------    ----------

Cash at end of period                              $  120,481    $   13,517
                                                    =========    ==========
                      See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended September 30, 1995.

2. Chapter 11 Reorganization:

   On November 30, 1994, the Company filed a voluntary petition for reorganization under Chapter 11 of Title II of the United States Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court").

   The Company's Chapter 11 filing resulted primarily from historical losses incurred by the Company and judgments entered against the Company associated with default under a lease agreement and default of a settlement of a breach of employment contract claim.

   On May 15, 1995, the Debtor's Disclosure Statement and Plan of Reorganization ("The Reorganization Plan" or "the Plan") were filed with the Bankruptcy Court. The Reorganization Plan, as amended August 14, 1995, was confirmed on November 20, 1995, became effective on December 20, 1995 (the "Effective Date"), and final decree was entered July 25, 1996. The essential terms of the Plan are as follows:

   Secured claims, principally amounts due pursuant to the Company's lease agreement for which said amounts were secured by a security interest in inventory and equipment, will be paid in full with interest at 9 1/2 percent over a thirty-three month term.

   Priority wage claims will be paid in quarterly installments over a six-month period, without interest.

   Unsecured claims will be paid at 50 percent of the allowed amount of such claim, without interest, in eleven quarterly installments.

   Equity security holders will receive no distribution or dividend until and unless all prior claims are paid in full as provided above. Shareholders will retain their interest, without alteration, except as follows. Pursuant to the Plan, the Company has issued 25,000,000 shares of common stock for $.01 per share, the rate at which the shares were trading as of the date the amended plan was filed with the Bankruptcy Court, for a total of $250,000. These shares were issued to an individual who is an existing officer, director and shareholder of the Company.

   At the date of effectiveness of the Plan and thereafter, the Company continued to account for its assets at their historical cost basis (did not adopt "Fresh Start" accounting). Liabilities are recorded in the accompanying June 30, 1996 balance sheet at their allowed amount (allowed by the Bankruptcy Court). The difference between those amounts and the amounts previously recorded have been accounted for as a $337,046 extraordinary gain in the June 30, 1996 statement of operations. Other reorganization costs of $22,843 and $22,905 (primarily legal fees) are also separately reported in the June 30, 1996 and 1995 statement of operations respectively.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

2. Chapter 11 Reorganization (continued):

   At the date of the Plan's effectiveness (December 20, 1995), the difference between the net present value of the settled amount of liability and the estimated allowed amounts was recorded as an extraordinary gain. All prepetition liabilities are classified in the accompanying June 30, 1996 balance sheet (current or long-term) based upon the terms of the confirmed Reorganization Plan.

3. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the nine months ended June 30, 1996 and 1995 are not necessarily indicative of the results for a full year.

4. Income Taxes

   Deferred tax assets result primarily from the use of different methods of accounting for start-up costs and inventory obsolescence allowances and the tax benefit of net operating loss caryforwards and tax credit carryforwards for financial statement and income tax purposes

   Deferred tax assets consist of the following:
                                                      June 30,    September 30,
                                                        1996          1995
                                                   -----------   --------------
      Net operating loss carryover                  $       0     $ 4,750,000
      Tax credit carryforwards                              0         250,000
      Start-up costs deferred                          46,250         185,000
      Obsolete inventory allowance                    106,000         106,000
      Other                                            61,000          61,000
      Valuation allowance                            (213,250)     (5,352,000)
                                                      -------       ---------
                                                    $       0     $         0
                                                    =========     ===========

      Income tax (expense) benefit consists of the following:

                                                     June 30,    September 30,
                                                       1996           1995
                                                  -----------   --------------
      Current                                      $        0      $        0
                                                   ----------      ----------
      Deferred:
         Loss of benefit from net
           operating carryforward                  (5,010,500)              0
         Benefit of net operating loss
           carryover                                  138,750          45,750
         Other
         (Increase) decrease in valuation
           allowance                                4,871,750     (    45,750)
                                                  -----------      ----------
                                                  $         0      $        0
                                                  ===========      ==========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      Background

      During the quarter ended December 31, 1995, the Company emerged from bankruptcy proceedings which commenced in November 1994. During and subsequent to the bankruptcy proceedings, the principal source of the Company's revenues has been from sales of its sunscreen products to licensees who act as distributors and from royalties which are earned as the result of the subsequent sale of these products by such distributors.

      During the fiscal year ended September 30, 1995 ("Fiscal 1995") while the Company was in bankruptcy proceedings, management restructured the Company and significantly reduced its overall cost structure such that revenues derived from sales and royalties were sufficient to cover the Company's costs. As such, management no longer considers itself to be in the development stage.

      The Company's Plan of Reorganization (the "Plan"), which became effective on December 20, 1995, resulted in, among other things, a substantial reduction in the Company's outstanding liabilities, infusion of capital by the Company's Chief Executive Officer through the purchase of newly issued shares of the Company's Common Stock and the Company's emergence from the bankruptcy proceedings. The U.S. Bankruptcy Court entered its final decree on July 25, 1996, and as such, the Court no longer has jurisdiction over matters in connection with the bankruptcy.

      Results of Operations

      During the quarter ended June 30, 1996, the Company realized net income of $155,616 on revenues of $887,126, compared to net income of $1,732 on revenues of $255,768 for the quarter ended June 30, 1995. The increased revenues and net income were a result, primarily, to the expanding acceptance of the Company's products by dermatologists in northern Europe.

      During the quarter, the Company incurred operating expenses of $255,663, a 68% increase over operating expenses of $152,165 for the prior year quarter. This increase in expenses was primarily due to legal and accounting fees relative to regulatory filing requirements, insurance costs, increased marketing efforts and start up expenses relating to the Company's new R&D facilities. Management expects that operating expenses are likely to increase modestly during the remainder of the year ending September 30, 1996 ("Fiscal 1996") to reflect the costs of additional personnel, as well as increased research and development expenses relating to new projects. Management believes, however, that the Company will realize revenues during Fiscal 1996 sufficient to satisfy these expenses as well as other anticipated obligations under the Plan.

      For the nine months ended June 30, 1996, revenues were $1,499,232 and net income was $426,809, compared to revenues of $904,218 and net income of $44,366 for the nine months ended June 30, 1995. Management believes that the increase in total revenues for the nine months ended June 30, 1996, does not represent a trend of increased revenue for the next quarter because the Company would expect reduced sales levels at this time of year, due to the seasonal nature of its principal product, a sunscreen. Management also anticipates that this seasonality of revenues will be reduced in time as the Company's product line and geographic expansion continues.

      The increase in net income for the nine months ended June 30, 1996, was attributable primarily to an extraordinary gain recorded in December 31, 1995 reflecting a write-down of liabilities to reflect amounts allowed under the Plan. Exclusive of this gain, a net income of $89,763 would have been recorded for the nine months ended June 30, 1996, as compared with a net income of $44,366 for the prior year's nine month period.

      For the near term, the Company's operations will continue to focus upon increasing sales through its existing and new license arrangements and expanding upon these associations. Management believes that the sales of its products will continue to increase as the Company gains access through its licensing arrangements to broader geographic markets such as those offered by a new license and supply arrangement secured in January 1996 with a major international pharmaceutical company with markets in the United States, Canada, Europe, Latin America, the Middle East and parts of Asia. However, there can be no assurances to this effect, and there will not likely be any significant revenues from this new agreement during Fiscal 1996.

      Liquidity and Capital Resources

      From inception through the quarter ended June 30, 1994, the Company's principal sources of working capital were derived from a series of private financing transactions and an initial public offering in 1990. As a result of the Company's declining equity and assets, the Company's securities were delisted from The NASDAQ SmallCap Market(sm) during May 1994 and the securities have since traded on the less liquid market of the OTC Bulletin Board, which would limit the Company's efforts to obtain additional working capital through the sale of its securities.

      During the period from the quarter ended June 30, 1994 throughout the bankruptcy proceedings, the Company's operations were funded primarily through sales of products and from royalties. Under the terms of the Plan, the liabilities of the Company were reduced by approximately 55% and the Company obtained working capital of $250,000 as the result of the purchase by the Company's Chief Executive Officer of 25,000,000 shares of the Company's Common Stock at a purchase price of $.01 per share.

      As of June 30, 1996, the Company had working capital of $412,535, an increase of $129,831 from the level of working capital of $282,704 as of March 31, 1996, and an increase of $1,020,345 from the Company's working capital deficit of $607,810 as of June 30, 1995. Such increase in working capital is primarily attributable to the 55% reduction in the Company's liabilities, an infusion of capital from the sale of the Company's Common Stock pursuant to the Plan and trade receivables.

      Under the Plan, the Company was subject to $310,009 of pre- bankruptcy liabilities to be paid under the Plan over a maximum of thirty-three months which commenced February 1996. Presently, pre- bankruptcy liabilities amount to $263,435. Payments pursuant to the Plan were current as of June 30, 1996, and management expects all such required payments to be made on a timely basis.

      Provided operations reflect continued growth, the Company may attempt to obtain financing through the sale of additional securities. This would require a restructuring of the Company's capital structure which currently has insufficient authorized capital stock available to facilitate any such financing transaction. Additional capital may be utilized to increase the Company's research and development efforts and to seek collaborative associations with pharmaceutical companies. Increases in equity and assets may also enable the Company to relist its securities on NASDAQ and thereby regain access to a more liquid trading market. However, there can be no assurances that the Company's business strategy can be realized.

      Historically, the Company's unexercised warrants had been a potential source of capital financing for the Company. However, all previously existing Class A, B, C and D Warrants have expired. The 1,566,667 common stock purchase warrants presently vested and outstanding bear exercise prices ranging from $.78 to $2.50. Given the market price of the Company's Common Stock, management believes that such Warrants are unlikely to be exercised in the near term.

      In addition to the Warrants identified above, the Company has also issued 3,050,000 additional Warrants to certain of its existing directors and employees which vest over a three year period commencing in July 1996.

      Based upon the Company's current capital structure, an exercise of all of the issued and outstanding Warrants would not be possible since the number of Warrants (assuming full vesting) exceeds the number of shares that remain authorized and available for issuance. An inability to issue shares upon the exercise of the Warrants could conceivably delay any funding which the Company could otherwise receive from the exercise of such Warrants pending adequate capitalization. Management does not believe this is likely to occur given the vesting provisions of certain of the outstanding Warrants, the present market price of the Company's Common Stock and since a restructuring of the Company's capital structure would likely occur prior to any exercise of such Warrants.

      The report of the Company's independent accountants for the year ended September 30, 1995 contains an explanatory paragraph regarding uncertainties about the Company's ability to continue as a going concern.

      Effects of Inflation

      The Company does not expect inflation to materially effect its results of operations, however, it does expect that its operating costs and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

Part II.     Other Information

Item 1.      Legal Proceedings
             -----------------
      None.

Item 2.      Changes in Securities
             ---------------------
      None.

Item 3.      Defaults upon Senior Securities
             -------------------------------
      None.

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
      None.

Item 5.      Other Information
             -----------------

             The United States Bankruptcy Court, Middle District of Florida, Tampa Division, has issued a final decree on July 25, 1996, relating to the Company's Chapter 11 Reorganization proceedings, and as such, the Court no longer has jurisdiction over matters in connection with the bankruptcy.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

      (a)    Exhibits:

             Exhibit 27 - Financial Data Schedule (Electronic filing only).

      (b)    Reports on Form 8-K:  None.

                         FOUNTAIN PHARMACEUTICALS, INC.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOUNTAIN PHARMACEUTICALS, INC.



Dated:  August 6, 1996
                                           /s/John C. Walsh
                                           -------------------------------
                                           JOHN C. WALSH,
                                           Chief Executive Officer