Form 10KSB
period 1996-09-30
FOUNTAIN PHARMACEUTICALS INC
filed 1996-12-30
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1996
                           Commission File No. 0-18399

                         FOUNTAIN PHARMACEUTICALS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                  62-1386759
--------                                  ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                   7279 Bryan Dairy Road, Largo, Florida 33777
                   -------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (813) 548-0900
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        (1)   Yes   X           No
                                  -----            -----
                        (2)   Yes   X           No
                                  -----            -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   [X]

      Registrant's revenues for the year ended September 30, 1996:

                                   $1,676,819


      The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of December 26, 1996 was approximately $1,357,301.

                     APPLICABLE ONLY TO REGISTRANTS INVOLVED
           IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes   X           No
                                  -----            -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

      The number of shares outstanding of the Registrant's class of Common Stock, par value $.001 per share, as of December 26, 1996, was 47,516,049.

      The number of shares outstanding of the Registrant's Class B Common Stock, par value $.001 per share, as of December 26, 1996, was 90,100.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                 Transitional Small Business Disclosure Format:

                             Yes                No   X
                                 -----             -----

                                     PART I
                                     ------

ITEM 1
------

      BUSINESS
      --------

Background

      The Company was organized during 1989 to develop and commercialize certain proprietary compound encapsulation technologies. Following several years of continued developmental efforts, the Company was able to secure patents on several aspects of its technologies in the United States and Europe, initiate certain marketing programs and develop strategic associations with several pharmaceutical companies.

      From inception through 1994, the Company remained in the development stage while experiencing substantial losses. Its principal source of capital was derived from a series of private financing transactions and an initial public offering in 1990. Sales revenues during this period were insufficient to offset the Company's operating costs and significant liabilities incurred by the Company in its past development and marketing efforts. Unable to develop any material sales revenues or secure additional proceeds from financing transactions, during 1994 the Company had substantially curtailed operations and by November 30, 1994, had filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division.

      While in bankruptcy, the Company was able to successfully reorganize its operations and finances. It achieved significant reductions in overhead and other costs of operations, while recognizing an increase in revenues and a redirection of its marketing efforts to focus upon its licensing arrangements.

      The Company's Plan of Reorganization, which was approved and became effective on December 20, 1995 (the "Plan"), resulted in, among other things, a substantial reduction in the Company's outstanding liabilities, an infusion of capital by the Company's Chief Executive Officer through the purchase of newly issued shares of the Company's Common Stock and the Company's emergence from the bankruptcy proceedings. On July 25, 1996, the U.S. Bankruptcy Court issued a final decree stating the Court no longer has jurisdiction over matters in connection with the bankruptcy. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

      The Technology and its Applications

      The Company's base of proprietary technologies involves the creation of compound encapsulation and delivery systems of subcellular size designated by the Company as "Solvent Dilution MicroCarriers" ("SDMCs"). SDMCs are microscopic man-made spheres that can be engineered to entrap pharmaceuticals or other biologically active molecules.

      These technologies are intended to enable the Company to create SDMC formulations with defined biochemical and biological properties which are designed to permit the production of stable delivery systems. The SDMCs are intended to provide enhanced compound delivery through entrapment and encapsulation of a wide variety of compounds or chemical formulations which are designed to be released in a manner that should enhance localized delivery. Once the contents of the SDMC are released, the constituent materials used to form the micro-carriers are utilized by living cells and degraded. The SDMCs are principally intended for use in connection with dermal applications, solubilization of compounds, parenteral and oral formulations and non-pressurized aerosol preparations.

      Since inception, the Company's focus has been upon the creation of new proprietary products through the application of its encapsulation technologies to existing compounds, thereby in the process creating a new and enhanced product which offers advantages over a non-encapsulated format. The Company has also undertaken test encapsulations on products that are proprietary to other companies with the goal of securing appropriate licensing or other joint venture arrangements for such products.

      The Company has developed a number of proprietary products utilizing its SDMC technologies. These include non-regulated consumer goods and dermatologic products consisting of sunscreens, lotions and moisturizers. These products have been marketed by the Company under the Octazome(R), LyphaZome(R) and Daylong(R) names and under other proprietary names of licensees.

      The Company has also in the past pursued the development of other non-regulated products for use in a variety of applications as well as other proprietary products that are subject to FDA regulation, such as certain burn care compounds, vaccines and topical steroids. The Company has previously conducted human clinical testing of encapsulated silver sulfadiazine under strictly established medical protocols. Due to the difficulty of the protocols involved, however, insufficient numbers of patients have been tested so as to permit the extraction of conclusive test results necessary to continue seeking regulatory approval from the FDA. Due to the substantial time and expense involved in developing regulated products such as silver sulfadiazine compounds, these and other regulated products have not yet been fully developed and remain a lower corporate priority. The Company will only proceed with the development of regulated products as and to the extent that funds and/or collaborative efforts with other companies become available.

      Business Strategy

      The Company's initial focus was on the development of its own proprietary health care products using SDMCs; however, in recognition of the material expenses and delays associated with obtaining regulatory approvals for the commercialization of regulated products, the Company re-directed the principal focus of its efforts and limited resources towards the development and marketing of less regulated items including a full line of skin care products and sunscreens utilizing the SDMC technology.

      In recognition of its limited capital resources, the Company's current business strategy is to continue to pursue arrangements with third parties whereby the Company can expand its markets and the costs of marketing and distribution of its products are not borne by the Company. Generally, in its licensing arrangements, the Company provides the raw materials or finished product for distribution and sale by the third party licensee. The licensee remains responsible for all marketing and sales efforts. Pending the availability of adequate capital resources, additional products may be developed by the Company.

      Management intends to focus in the near term primarily upon increasing sales of existing non-regulated products consisting of sunscreen and moisturizing products through its licensing arrangements, and utilizing such arrangements to distribute new non-regulated products which may be developed by the Company as funds and/or corporate sponsorship become available. See "Sales and Marketing."

      In light of the material expense and delays associated with developing and obtaining approval of regulated products, the Company will only continue to develop such regulated products through collaborative arrangements with major pharmaceutical companies. See "Governmental Regulations." In the absence of a joint venture arrangement, corporate sponsorship or the availability of adequate funding for this purpose, further development of regulated products will likely remain a low corporate priority.

      Currently, the Company principally licenses and supplies moisturizers and sunscreen products through its newly expanded licensing arrangements with pharmaceutical companies. See "Sales and Marketing." The Company recommenced its research and development efforts with the addition of a laboratory facility in the third quarter of fiscal 1996, for which funds have been made available in connection with the implementation of the Plan. See "ITEM 6 - MANAGEMENT'S
DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." While the Company's sales currently focus upon its line of sunscreen and moisturizer products, management believes that expansion of the Company's licensing arrangements and the scope of product development activities may offer a marketing opportunity for additional consumer products. However, there can be no assurances to that effect.

      Sales and Marketing

      From inception through 1994, the Company had undertaken its marketing activities principally through the efforts of management and independent sales and marketing consultants who initiated sales efforts with certain retail department stores, hospitals and health care institutions, retail pharmaceutical chains and scientific organizations. However, over the past three years, in view of the Company's limited financial resources, it has focused its marketing efforts on the sale of products through licensing arrangements with certain pharmaceutical companies. Management believes that these licensing arrangements offer significant marketing opportunities without imposing material operating expenses upon the Company.

      The Company has three principal licensing arrangements with major European licensees. Under such arrangements the Company realizes revenues from the sale of products to the licensees who act as distributors and from royalties which are earned as the result of subsequent sales of these products by such licensees. Of its licensees, Spirig AG and Nycomed Pharma represent in the aggregate more than 85% of the sales of the Company's products. The Nycomed Pharma license, which covered markets in Norway and Denmark, was expanded in 1996 to include markets in Belgium, Holland and Luxembourg. Spirig AG, the Company's licensee for Switzerland and Germany, also expanded its arrangements with the Company to include markets in Eastern Europe. In January 1996, the Company entered into a long-term license and supply agreement with Dermik Laboratories, Inc. As of November 1996, Dermik terminated the agreement based on their interpretation of a technical provision of the agreement. The Company is not in agreement with Dermik's interpretation and have engaged counsel to determine the Company's legal remedies in this regard. The Company is actively pursuing similar marketing arrangements with other licensees, including several who had previously expressed interest in the Company's products. In May 1996, the Company entered into a seven year license and supply agreement with a pharmaceutical company in Colombia. Revenues from this agreement are expected to be recognized in the third fiscal quarter 1997. However, there can be no assurances to that effect.

Governmental Regulations

      The Company had undertaken the development of a number of products which incorporate its SDMC technologies in regulated fields. These products remain in various stages of development, from preliminary laboratory research, pre-clinical testing to human clinical testing and will not be subject to further development without the collaboration of a corporate sponsor or joint venture participant, or unless adequate funding otherwise becomes available for these purposes.

      Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of regulated products. In order to clinically test, produce and market products for human therapeutic use, mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed.

      The procedure for seeking and obtaining the required governmental approvals for a new product in a regulated field involves many steps, including animal testing to determine safety, efficacy and potential toxicity and, eventually, clinical testing on humans which is likely to continue several years and involves the expenditure of substantial resources. In the past, the Company has undertaken clinical testing in seeking approval of certain products and incurred significant costs. In light of such costs, further government approvals will not be pursued by the Company unless it is undertaken with a corporate sponsor.

      Certain of the products previously developed or targeted for development by the Company are largely unregulated and do not require any regulatory approvals or filings with any regulatory agencies. This principally entails the Company's moisturizer products. Certain other products of the Company which were unregulated in the past such as its sunscreen products are now regulated as over-the-counter drugs. These products are required to receive additional testing for stability purposes and must consist of "approved materials." These products are subject to stringent recordkeeping requirements. However, no filing or pre- approval process with any regulatory agency must be complied with in connection with these products.

Patents and Proprietary Technology

      The Company has obtained and is continuing to actively pursue patent protection for certain component elements of its proprietary encapsulation technologies, both in the United States and abroad.

      The Company has obtained patents for its novel method for making lipid-based carrier vehicles or "SDMCs": U.S. Patent 5,133,965 issued on July 28, 1992, and U.S. Patent 5,269,979 issued on December 14, 1993. These patents relate to unique methodology for making relatively small-sized, homogenous populations of lipid- based carrier vehicles. A shelf-stable precursor solution containing a drug or other substance can be converted into the vehicles by simple aerosolization or dilution with water. The precursor solution can also be dried onto a surface, such as a bandage material, and rehydrated upon contact with fluids at the wound site to deliver medicaments to the wound. Counterpart patents have been allowed or issued in Israel, Spain, and Australia. The European Patent Office ("EPO") issued a Notice of Allowance on June 14, 1996. The Company is awaiting publication of the official Notice of Grant and is now in the process of preparing to validate the patent in the following European countries:

Austria, Belgium, France, Great Britain, Germany, Italy, Luxembourg, Netherlands, Singapore, Sweden, and Switzerland- Liechtenstein. The Company has counterpart applications on file in other foreign countries in which examination has either not yet been initiated by the patent office of the country involved or where the Company has not yet requested examination.

      The Company is pursuing additional patent coverage in the United States on other aspects of its SDMC technology. This application relates to shelf-stable precursor solutions. A patent application of the presently pending application contained similar claims to those now being pursued which were rejected over prior art, including the prior SDMC patents already owned by The Company. The
Company is awaiting the first Official Action from the PTO concerning the pending application. If the claims are rejected, the Company will evaluate its options for responding, including the possibility of submitting additional data.

      Obtaining patents on the pending applications will add to the Company's patent portfolio and will strengthen the Company's position with regard to competitor's efforts to design around the Company's existing patents. Although the Company continues to believe the pending applications contain patentable claims, there is no assurance that the PTO will ultimately grant these claims. Further, there are no assurances that the Company's issued patents will not be designed around, infringed upon, or successfully challenged by others in litigation. No assurance can be given that the Company will have sufficient resources to either institute or defend any action by or against the Company with respect to such patents. While the Company believes that the protection afforded by a patent would be important to its business, the Company would continue operations by relying upon trade-secrets, know-how and continuing technological advancements in order to maintain its competitive position. Trade secret protection, however, may be limited by foreign publication of the patent application and by the issuance of the patents mentioned above.

      There can be no assurance the patents the Company may obtain will afford the Company commercially significant protection of its proprietary technology, provide the Company with any significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of such patents, or if instituted that any such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent can be substantial. In addition, no assurance can be given that the Company will have sufficient resources to either institute or defend any action, suit or other proceeding by or against the Company with respect to any claimed infringement of a patent or other proprietary rights. In the event that the Company shall in the near future lose the protection afforded by a patent, such event could have material adverse effect on the Company's operations. There can be no assurance that the Company's technologies will not infringe patents or other rights owned by others, license to which may not be available to the Company.

Competition

      Competition for the development and sale of non-regulated pharmaceutical and consumer goods products is intense. The Company and its licensees will be competing against consumer goods and other companies that have substantial resources and are well positioned to subsidize the cost of product development, establish distribution channels, develop marketing plans and hire sales persons. Notwithstanding that management believes that the Company's encapsulated products provide benefits over existing products, there can be no assurances that the Company's marketing and sales efforts by virtue of its licenses will be successful in light of such intense competition.

      Competition in the drug delivery and microencapsulation industries is based upon such factors as safety of products, competitive product advantages, performance, ease of application, acceptance by ultimate consumers and health care professionals, and the marketing and distribution of products. The Company's competitive position will be based upon the development of alternative approaches using new or improved formulations to accomplish desired results. Existing alternatives to the Company's technologies include conventional formulations for compounds, biodegradable polymeric systems and liposomes.
Application of the Company's technologies to certain products remains in an early phase of development and no assurances can be given that any of the Company's potential products will gain sufficient competitive advantages to generate meaningful commercial demands.

      The Company will be competing in an area in which there is potential for extensive technological innovation in a relatively short period of time. Competition will be based upon the Company's ability to commercialize technological developments.

      Other public and private companies are engaged directly or indirectly in drug encapsulation and drug delivery research activities both for therapeutic and consumer goods applications. Many of these companies have substantially greater financial and technical resources than the Company. There can be no assurances that the Company's competitors will not succeed in developing products which are more effective or safer than those to be developed by the Company, or that such competitors may obtain government approval in less time than the Company.

Human Resources

      The Company conducts its operations and implements its business strategy through the use of employees and consultants engaged as independent contractors.

Consultants are generally engaged to assist in scientific matters or in connection with sales and marketing endeavors.

      As of December 26, 1996, the Company employed six (6) persons including its chief executive officer, a director of finance and administration, a technical director, warehouse and administrative personnel.

ITEM 2
------

      PROPERTIES
      ----------

      The Company owns no real property. The Company leases approximately 6,000 square feet of office, laboratory and warehouse facilities located in Largo, Florida. The lease provides for a monthly rental of $4,500 for a term of two years, which commenced April 1, 1996, with an option for an additional one year period. This facility is adequate for the Company's current and foreseeable needs.

ITEM 3
------

      LEGAL PROCEEDINGS
      -----------------

      Effective November 30, 1994, the Company filed a voluntary petition for reorganization under Chapter 11 of Title II of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"). On May 15, 1995, the Plan was filed with the Bankruptcy Court. The Plan, as amended August 14, 1995, was confirmed on November 20, 1995, and became effective on December 20, 1995. The United States Bankruptcy Court issued a final decree on July 25, 1996. As such, the Court no longer has jurisdiction over matters in connection with the bankruptcy.

ITEM 4
------

      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      ---------------------------------------------------

      None.

                                     PART II
                                     -------

ITEM 5
------

      MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      -----------------------------------------------------------------------

      A.    Market Information
            ------------------

            The Company's Common Stock presently trades on the OTC Bulletin Board under the symbol "FPHI". Until May 31, 1994, the Company's Units, Common Stock, Class A Warrants and Class B Warrants were listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ").

      Effective May 31, 1994, the Company's securities were delisted from The NASDAQ SmallCap Market(sm) because, as a result of declining equity and assets, the Company no longer satisfied the quantitative listing standards required for continued listing. During May 1995, the Company's Units, and Class A and Class B Warrants expired.

      The following table sets forth certain information with respect to the high and low market prices of the Company's Common Stock for the fiscal years ended September 30, 1995 and 1996, and for the first quarter of its fiscal year ended September 30, 1997. No trading market exists for shares of the Company's Class B Common Stock.

      Fiscal 1995                   HIGH              LOW
      -----------                   ----              ---
      First Quarter                   .075            .01
      Second Quarter                  .065            .008
      Third Quarter                   .065            .065
      Fourth Quarter                  .175            .018

      Fiscal 1996                   HIGH              LOW
      -----------                   ----              ---
      First Quarter                   .063            .016
      Second Quarter                  .547            .188
      Third Quarter                   .25             .188
      Fourth Quarter                  .172            .109

      Fiscal 1997                   HIGH              LOW
      -----------                   ----              ---
      First Quarter                  .20              .05
      (October 1-December 26)

      The closing price of the Company's Common Stock on December 26, 1996 was $.0625.

      The high and low prices (based on the average bid and ask prices) for the Company's Common Stock, as reported by The NASDAQ SmallCap Market(sm) and the OTC Bulletin Board, as applicable. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

      B.    Holders
            -------

            Records of the Company's stock transfer agent indicate that as of December 26, 1996, the Company had 439 record holders of its Class B Common Stock and Common Stock. Since a significant number of the shares of the Company are held by financial institutions in "street name," it is likely that the Company has significantly more stockholders than indicated above. The Company estimates that it has approximately 3,900 record holders, including such shares held in "street name."

      C.    Dividends
            ---------

            The Company has not paid any cash dividends, to date, and does not anticipate or contemplate paying cash dividends in the foreseeable future. Under the Plan, security holders may not receive any distribution or dividend until and unless all prior claims payable under the Plan are paid in full. To the extent that the Company is permitted to pay dividends, it is the present intention of management to utilize all available funds for working capital of the Company.

ITEM 6
------

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
      ---------------------------------------------------------

Background
----------

      During the quarter ended December 31, 1995, the Company emerged from bankruptcy proceedings which commenced in November 1994. During and subsequent to the bankruptcy proceedings, the principal source of the Company's revenues has been from sales of its sunscreen products to licensees who act as distributors and from royalties which are earned as the result of the subsequent sales of these products by such distributors.

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

      Results of Operations

      During the fiscal year ended September 30, 1996, the Company realized net income of $302,634 on revenues of $1,676,819, compared to net income of $231,075 on revenues of $1,158,698 for the fiscal year ended September 30, 1995. The increased net income was a result of the Company's increased sales over fiscal 1995 to its European licensees, royalties, technical service fees, and gains recorded pursuant to the Plan.

      Revenues for fiscal 1996 of $1,676,819 represented an increase of $518,121 or 44.7% from revenues of $1,158,698 during fiscal 1995. The increase in revenues was a result, primarily, of the expanding acceptance of the Company's products by dermatologists in northern Europe and royalties from its European licensees.

      During the fiscal year ended September 30, 1996, the Company incurred operating expenses of $809,629, a 28.9% increase over operating expenses of $628,178 for the prior year ending September 30, 1995. This increase in expenses was primarily due to legal and accounting fees relative to regulatory filing requirements, insurance costs, increased marketing efforts, start up expense relating to the Company's new R&D facilities, and the re-engaging of the Company's technical director.

      The Company emerged from bankruptcy proceedings by virtue of a confirmed plan effective December 20, 1995. The U.S. Bankruptcy Court entered its final decree on July 25, 1996, and as such, the Court no longer has jurisdiction over matters in connection with the bankruptcy. Following its emergence from bankruptcy, and for the near term, the Company's operations will continue to focus upon increasing sales through its existing licensees and the active pursuit of new license arrangements and expanding upon these associations. Management believes that the sales of its products will continue to increase as the Company gains access through its licensing arrangements to broader geographic markets. However, there can be no assurances to this effect.

      Liquidity and Capital Resources

      From inception through the quarter ended June 30, 1994, the Company's principal sources of working capital were a series of private financing transactions and an initial public offering in 1990. As a result of the Company's declining equity and assets, the Company's securities were delisted from The NASDAQ SmallCap Market(sm) during May 1994. The securities have since traded on the less liquid market of the OTC Bulletin Board, which has limited the Company's efforts to obtain additional working capital through the sale of its securities.

      During the period from the quarter ended June 30, 1994 throughout the bankruptcy proceedings, the Company's operations were funded primarily through sales of products and from royalties. Under the terms of the Plan, the liabilities of the Company were reduced by approximately 55% and the Company obtained working capital of $250,000 as the result of the purchase by the Company's Chief Executive Officer of 25,000,000 shares of the Company's Common Stock at a purchase price of $.01 per share in December 1996. See "ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

      As of September 30, 1996, the Company had working capital of $234,237, an increase of $79,182 from the level of working capital of $155,055 as of September 30, 1995. Such increase in working capital is primarily attributable to the 55% reduction in the Company's liabilities, an infusion of capital from the sale of the Company's Common Stock pursuant to the Plan and trade receivables.

      Under the Plan, the Company was subject to $319,278 of pre- bankruptcy liabilities to be paid under the Plan over a maximum of thirty-three months which commenced February 1996. Presently, pre- bankruptcy liabilities amount to $236,142. Payments pursuant to the Plan were current as of September 30, 1996, and management expects all such required payments to be made on a timely basis.

      As of October 17, 1996, the Company was granted a $100,000 line of credit at an interest rate of prime plus .5% from First Union National Bank of Florida. This line of credit is secured by the Company's accounts receivable and inventory. The Company intends to utilize this line of credit to purchase additional inventory and/or fund the Company's research and development efforts, as necessary.

      Providing that operations reflect continued growth, the Company may attempt to obtain financing through the sale of additional securities. This would require a restructuring of the Company's capital structure which currently has insufficient authorized capital stock available to facilitate any such financing transaction. Additional capital may be utilized to increase the Company's research and development efforts and to seek collaborative associations with pharmaceutical companies. Increases in equity and assets may also enable the Company to relist its securities on NASDAQ and thereby regain access to a more liquid trading market. However, there can be no assurances that the Company's business strategy can be realized.

      Historically, the Company's unexercised warrants had been a potential source of capital financing for the Company. However, all previously existing Class A, B, C and D Warrants have expired. The 2,583,334 common stock warrants presently vested and outstanding bear exercise prices ranging from $.04 to $2.50. Given the market price of the Company's Common Stock, it is feasible that some of these Warrants can be exercised, but there can be no assurances in this matter.

      In addition to the Warrants identified above, the Company has also issued 2,033,333 additional Warrants to its existing directors and certain employees which vest over a two year period commencing in July 1997.

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

ITEM 7
------

      FINANCIAL STATEMENTS
      --------------------

      Financial statements are included under Item 13(A) and may be found at pages F-1 through F-21.

ITEM 8
------

      CHANGES IN AND DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
      ----------------------------  --------------------------------------------
      DISCLOSURE
      ----------

      None.

                                    PART III

ITEM 9
------

      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
      ----------------------------------------------------------------
      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
      -------------------------------------------------

      A.    Identification of Executive Officers and Directors
            --------------------------------------------------

            The following table sets forth certain information with respect to each of the executive officers and directors of the Company. Each of the directors named below will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified.

Name                          Age         Position(s) Held
----                          ---         ----------------

John C. Walsh                 56          President, Chief Executive
                                            Officer, Chief Financial
                                            Officer and Chairman

James L. Goddard, M.D.        73          Director

James E. Fuchs                69          Vice Chairman, Treasurer,
                                            Secretary and Director

James Vatell                  66          Director


      B.    Business Experience
            -------------------
John C. Walsh

      John C. Walsh has been the President, Chief Executive Officer and a director of the Company since 1992 and Chairman of the Board since 1994. From 1989 to 1992, Mr. Walsh was an investor in several private business interests. Prior to 1989, Mr. Walsh held various positions with Merck & Co., Inc., a leading international pharmaceutical company, for over twenty years. Among the positions held, Mr. Walsh served as Senior Vice-President, Europe, with responsibility for operations representing approximately 25% of Merck's business, and as Vice-President, Latin-America, with responsibility for regional operations. He served as Managing Director of Merck, Sharpe & Dohme, Brazil, and Merck, Sharpe & Dohme, Venezuela, subsidiaries of Merck. He also has broad experience in the financial management and accounting fields. Mr. Walsh holds a bachelor of science degree from Villanova University and is a Certified Public Accountant.

James E. Fuchs

      Mr. Fuchs has been a member of the Company's Board of Directors since November 1990 and assumed the office of Treasurer of the Company in April 1992.

Mr. Fuchs is Chairman and Chief Executive Officer of The Grenfox Group, Inc., a company in the business of developing environmentally friendly products for the ink and coatings market. He was Chairman and Chief Executive Officer of Fuchs, Cuthrell & Co., Inc., an international human resources consulting firm specializing in corporate executive outplacement and post-career planning from 1970 to 1994. Among the executive positions he has held are managerial and account executive positions for the National Broadcasting Company; Vice President and Senior Corporate Marketing Officer of Curtis Publishing Company; Vice President, Marketing and Communications, and Director of Mutual Broadcasting Systems; President and Director of Mutual Sports, Inc., and Senior Vice President, Marketing, and a Director for a specialized executive consulting firm. Mr. Fuchs is a Yale graduate and a two-time U.S. Olympic medalist and gold medalist in the shot put and discus in the first Pan American Games. He is a member of the Board of Directors of the United States Olympic Committee.

James L. Goddard, M.D.

      James L. Goddard, M.D., has been a director of the Company since December 1, 1989. Dr. Goddard received his pre-medical education at Temple University. He received his M.D. degree from George Washington University School of Medicine in 1949 and a Masters of Public Health from Harvard School of Public Health in 1954. From 1972 to the present, Dr. Goddard has been a consultant to the pharmaceutical industry in addition to being Chairman of the Board of Ormont Drug and Chemical Company from 1972 until 1977 and Chairman of the Board of Keystone Medical Services, Inc., from 1983 until 1988. From 1970 to 1972, Dr. Goddard was employed as Program Advisor (Family Planning) for the Ford Foundation in New Delhi, India, and from 1968 to 1970 as Vice-President of Health Services, EDP Technology. In addition, Dr. Goddard served as a Commissioner of the United States Food and Drug Administration from 1966 to 1968 and in various other governmental positions prior thereto.

James Vatell

      James Vatell has been a director of the Company since December 1995. He has been a shareholder in the Company for several years and has been aiding the Company on an uncompensated basis on a number of business development issues. Mr. Vatell is a former USAir captain and a graduate of Embry-Riddle Aviation Institute. He is an investor and adviser to a number of private business enterprises.

      Directors' Fees
      ---------------

      The Company has adopted a policy of granting fees of $500 per meeting to each outside director who attends a regularly scheduled or special meeting of its Board of Directors. In addition, the Company reimburses out-of-state directors for their cost of travel and lodging to attend such meetings.

      Involvement in Certain Legal Proceedings
      ----------------------------------------

      None.

      Compliance with Section 16(a) of the Exchange Act
      -------------------------------------------------

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports with the Securities and Exchange Commission. The Company believes that during Fiscal 1996, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 10
-------

      EXECUTIVE COMPENSATION
      ----------------------

                          SUMMARY COMPENSATION TABLE
=====================================================================================
                                                                      Long Term
                      Annual Compensation                           Compensation
-------------------------------------------------------------------------------------
                                    Fiscal Year
                                       Ended
   Name and Principal Position     September 30    Salary ($)     Options/SARS (#)
-------------------------------------------------------------------------------------
John C. Walsh(1)                       1996         $137,308             -0-
Chairman, Chief Executive              1995         $125,000             -0-
Officer and President                  1994         $138,462             -0-
=====================================================================================

(1)   Pursuant to the Plan, Mr. Walsh is entitled to receive aggregate  payments of $21,615  payable  commencing  February  1996 and ending  August 1998 as accrued and unpaid salary and expenses.  As of September 30, 1996,  $8,804 of the $21,615 had been paid.

OPTION/SAR GRANTS TABLE

                   Option/SAR Grants in the Last Fiscal Year
=========================================================================================
                                    Individual Grants
-----------------------------------------------------------------------------------------
                                             % of Total
                                Options/     Options/SARs     Exercise
                                SARs         Granted to       or Base
                     Fiscal     Granted      Employees in     Price        Expiration
Name                 Year       (#)          Fiscal Year      ($/Sh)       Date
-----------------------------------------------------------------------------------------
John C. Walsh         1996(1)      -0-            -0-          -0-          -0-
Chairman,
Chief Executive
Officer and
President
=========================================================================================
__________________________
(1)   No options were granted during Fiscal Year 1996.

                                      19


OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

=========================================================================================
                 Aggregated Options/SAR Exercises in Last Fiscal Year
                            and FY-End Option/SAR Value
-----------------------------------------------------------------------------------------
                                                                           Value of
                                                           Number of       Unexercised
                                                           Unexercised     In-the-Money
                                                           Options/SARs    Options/SARs
                                                           at FY-End (#)   at FY-End ($)
-----------------------------------------------------------------------------------------

                                Shares        Value
                       Fiscal   Acquired on   Realized     Exercisable/    Exercisable/
Name                   Year     Exercise (#)  ($)          Unexercisable   Unexercisable
-----------------------------------------------------------------------------------------
John C. Walsh          1996           -0-         -0-      (U)0/(E)-0-     (E)$0/(U)-0-
Chairman, Chief
Executive Officer,
and President
=========================================================================================


Grant of Warrants to Certain Directors

      In December 1995, the Company granted warrants to purchase its Common Stock to certain directors and cancelled all outstanding Warrants held by such persons in accordance with the following schedule:

                              Number of                 Number of
Name                          Granted Warrants(1)       Warrants Cancelled
----                          -------------------       ------------------

James Goddard, M.D.                 500,000                   100,000

James Fuchs                         500,000                   350,000

James Vatell(2)                     300,000                     -0-

(1) The Warrants were granted as of December 18, 1995, at an exercise price of $.04 per share, which was equal to the closing price of the Company's Common Stock on such date as traded on the OTC Bulletin Board. The Warrants vest pro rata over a three year period commencing July 1996.

(2) Represents Warrants granted in connection with Mr. Vatell joining the Board of Directors as of December 18, 1995.

      These Warrants were not granted under the Company's stock option plan. The Warrants granted, as well as the underlying shares of common stock, constitute "restricted securities" under Rule 144 promulgated under the Securities Act of 1933, as amended.

ITEM 11
-------

      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      --------------------------------------------------------------

      The following table sets forth, as of December 26, 1996, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock and Class B Common Stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon the total number of shares of Common Stock and Class B Common Stock outstanding and alternatively calculated based upon the percentage voting power allocated to such share ownership taking into account the disproportionate voting rights attributed to the Class B Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.

                              Amount & Nature                        % of
                              of Beneficial           % of           Voting
Name and Address              Ownership(1)            Ownership      Power(2)
----------------              ------------            ---------      --------

James E. Fuchs                  166,667(3)               *               *
565 Park Avenue
New York, NY  10021

James L. Goddard, M.D.          235,667(3)               *               *
347A Avenue Sevilla
Laguna Hills, CA  92653

John C. Walsh                25,022,000                 52.56%          52.17%
7279 Bryan Dairy Road
Largo, FL  33777

James Vatell                    465,000(4)               *               *
29 Richmond Hill Road
Greenwich, CT  06831

All Directors and            25,889,334(5)              53.89%          53.49%
Officers as a Group
(4 Persons)
___________________________________

(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire, within 60 days through the exercise of Warrants pursuant to Item 403 of Regulation S-B and Rule 13d- 3(d)(1), promulgated under the Securities Exchange Act of 1934. Also reflects 47,606,149 shares of the Company's Common Stock (including Class B Common Stock) outstanding as of the date of this Report.

(2) This column takes into account the disproportionate voting rights granted to the holders of the Class B Common Stock. Holders of the Class B Common Stock are entitled to five (5) votes for every share held.

(3) Does not include Warrants to purchase 333,333 shares at an exercise price of $.04 per share, which have not vested.

(4) Does not include Warrants to purchase 200,000 shares at an exercise price of $.04 per share granted to Mr. Vatell in connection with joining the Board of Directors, which have not vested.

(5) Does not include Warrants to purchase an aggregate of 866,666 shares at an exercise price of $.04, which have not vested.
________________________________

*   Less than 1%.

ITEM 12
-------

      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      ----------------------------------------------

      Grant of Warrants to Directors
      ------------------------------

      During the first quarter of fiscal 1996, the Company issued Warrants to certain directors, among others. See "ITEM 10 EXECUTIVE COMPENSATION - Grant of Warrants to Certain Directors."

      Purchase of Common Stock
      ------------------------

      In order to infuse capital into the Company in accordance with the Plan, in December 1995, Mr. Walsh, the Company's Chief Executive Officer, purchased 25,000,000 restricted shares of the Company's Common Stock at a purchase price of $.01 per share, which was in excess of the market price of the Company's Common Stock on the date the Plan was submitted to the Bankruptcy Court.

      Payment of Accrued Salary
      -------------------------

      In accordance with the Plan, Mr. Walsh is entitled to receive from the Company $21,615 payable commencing February 1996 and ending August 1998 as unpaid salary and expenses that were accrued during the period from October 1994 through November 1994. As of September 30, 1996, $8,804 of the $21,615 had been paid. See "ITEM 10 - EXECUTIVE COMPENSATION."

      Line of Credit Guaranty
      -----------------------

      The line of credit obtained by the Company on October 17, 1996 is secured by the Company's accounts receivable and inventory, and is further secured by an unconditional guaranty by Mr. Walsh, the Company's Chief Executive Officer. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

      Directors' Fees
      ---------------

      The Company has adopted a policy of granting fees and reimbursing expenses of outside directors who attend regularly scheduled or special meetings of its Board of Directors. See "ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT."

ITEM 13
-------

      EXHIBITS, LIST AND REPORTS ON FORM 8-K
      --------------------------------------

A.    Financial Statements filed as part of this Report:
                                                                Page Reference
                                                               --------------

      Report of Independent Auditors on Financial                 F-1
      Statements of Fountain Pharmaceuticals, Inc.

      Balance Sheets as of September 30, 1996 and                 F-2
      1995.

      Statements  of  Operations  for the years ended             F-3
      September 30, 1996 and 1995.

      Statements  of  Stockholders'  Equity  (Deficit)            F-4
      for the years ended September 30, 1996 and 1995.

      Statements  of Cash Flows for the years ended               F-5 thru F-6
      September 30, 1996 and 1995.

      Notes to Financial Statements of Fountain                   F-7 thru F-21
      Pharmaceuticals, Inc. for the years ended
      September 30, 1996 and 1995.

B.    Financial Statement Schedules:

      None.

C.    The following Exhibits are filed as part of this Report:

Exhibit No.       Description
-----------       -----------

2.1               Amended   Plan  of   Reorganization   dated  August  14,  1995
                  (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 28, 1996)

2.2               Amended   Disclosure   Statement   dated   August   14,   1995
                  (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 28, 1996)

3.1 Certificate of Incorporation of the Registrant, filed March 23, 1989 (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on January 4, 1990, Registration Number 33-32824 (the "Form S-1"))

3.2 Certificate of Amendment of Certificate of Incorporation, filed April 10, 1989 (Incorporated by reference to Exhibit 3.2 of the Form S-1)

3.3 Restated Certificate of Incorporation of the Registrant, filed November 13, 1989 (Incorporated by reference to Exhibit 3.3 of the Form S-1)

3.4 By-Laws of the Registrant (Incorporated by reference to Exhibit 3.4 of the Form S-1)

4.1 Copy of Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Form S-1)

10.1              Transfer of Technology Agreement (Incorporated by reference to
                  Exhibit 10.3 of the Form S-1)

10.2              Stock Option Plan  (Incorporated  by reference to Exhibit 10.4 of the Form S-1)

10.3              Loan Agreement by and between the Registrant  and First  Union
                  National   Bank  of  Florida  dated  October  17,  1996 (Filed
                  herewith)

27                Financial Data Schedule (Electronic filing only)

      Reports on Form 8-K
      -------------------

      The Company filed the following Current Report on Form 8-K during the last
quarter of the fiscal year ended September 30, 1996:   None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10- KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the


                                          FOUNTAIN PHARMACEUTICALS, INC.


Date:  December 30, 1996                  By:  /s/ John C. Walsh
      ------------------                      ----------------------------------
                                                John C. Walsh, President
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Directors                        Title                    Date
---------                        -----                    ----


/s/ John C. Walsh                President,               December 30, 1996
-------------------------        Chief Executive
John C. Walsh                    Officer (Principal
                                 Accounting
                                 Officer)


/s/ James Fuchs                  Vice Chairman,           December 30, 1996
-------------------------        Secretary-Treasurer
James Fuchs


/s/ James L. Goddard             Director                 December 30, 1996
-------------------------
James L. Goddard


/s/ James Vatell                 Director                 December 30, 1996
-------------------------
James Vatell

                          Independent Auditors' Report
                          ----------------------------


Board of Directors
Fountain Pharmaceuticals, Inc.
Largo, Florida

We have audited the accompanying balance sheet of Fountain Pharmaceuticals, Inc. (the "Company"), as of September 30, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Fountain Pharmaceuticals, Inc., as of September 30, 1996 and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.




                                            AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida
November 8, 1996

                         FOUNTAIN PHARMACEUTICALS, INC.
                                 BALANCE SHEET
                              SEPTEMBER 30, 1996

                                     ASSETS
                                                                          1996
                                                                   ------------
Current assets:
   Cash and cash equivalents                                       $     66,647
   Accounts receivable                                                  236,032
   Inventories (Notes 3 and 4)                                          104,866
   Prepaid expenses                                                      46,574
                                                                   ------------

     Total current assets                                               454,119

Furniture and equipment, less accumulated depreciation
   ($232,136, 1996; $216,366, 1995)                                      31,924
Patent costs, less accumulated amortization ($22,064,
   1996; $18,824 1995)                                                  138,575

Other assets                                                              6,250
                                                                   ------------

Total assets                                                       $    630,868
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                         1996
                                                                   ------------
 Current liabilities:
   Current portion of (Note 4):
      Liabilities not subject to compromise                        $     26,808
      Liabilities subject to compromise                                  84,983
   Accounts payable and accrued expenses                                108,091
                                                                   ------------

      Total current liabilities                                         219,882
                                                                   ------------
   Liabilities not subject to compromise,
      non-current (Note 4)                                               32,053
                                                                   ------------
   Liabilities subject to compromise,
      non-current (Note 4)                                               92,298
                                                                   ------------
   Commitments and Contingency (Notes 5 and 8)

   Stockholders' equity (deficit) (Note 5):
      Preferred stock, par value $.001,
        2,000 shares authorized                                            --
      Common stock, par value $.001,

        50,000,000 shares authorized; 47,516,049
        issued and outstanding (one vote per
        share)                                                           47,516
      Class B common stock; par value $.001,
        5,000,000 shares authorized; 90,100
        shares issued and outstanding (five
        votes per share)                                                     90
      Additional paid-in capital                                     14,529,102
      Accumulated deficit                                           (14,290,073)
                                                                   ------------
        Total stockholders' equity (deficit)                            286,635
                                                                   ------------

      Total liabilities and stockholders' equity                   $    630,868
                                                                   ============

                       See notes to financial statements
                                      F- 2

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS

                                                            Years ended September 30,
                                                         -----------------------------
                                                               1996             1995
                                                         -------------    ------------
Revenue (Note 2)                                         $  1,676,819     $  1,158,698


Cost of sales                                                 854,210          483,640
                                                         -------------    ------------

Gross profit                                                  822,609          675,058
                                                         -------------    ------------

Operating expenses:
   Research and development                                    95,466           37,160
   General and administrative                                 360,242          285,103
   Selling                                                    312,358          247,082
   Depreciation and amortization                               41,563           58,833
                                                         ------------     ------------

                                                              809,629          628,178
                                                         -------------    ------------

Income from operations                                         12,980           46,880
                                                         -------------    ------------

Other income (expenses):
   Interest expense                                      (     20,680)               -
   Other income                                                 4,635                -
   Loss on disposal of equipment                         (      2,830)               -
   Reorganization expenses (Note 1)                      (     26,232)    (     60,441)
                                                         -------------    -------------
                                                         (     45,107)    (     60,441)
                                                         -------------    -------------

Loss before income taxes and extraordinary item          (     32,127)    (     13,561)

Income taxes (Note 7)                                               -                -
                                                         -------------    ------------

Loss before extraordinary item                           (     32,127)    (     13,561)

Extraordinary gain, net of $0 income taxes (Note 1)           334,761          244,636
                                                         -------------    ------------

Net income                                               $    302,634     $    231,075
                                                         =============    ============

Earnings per share:
   Primary and fully diluted earnings per common share:
     Income (loss) before extraordinary item             $          -     $          -
     Extraordinary gain                                           .01              .01
                                                         -------------    ------------
     Net income                                          $        .01     $        .01
                                                         =============    ============

Weighted average number of shares outstanding:
   Primary                                                 42,073,362       22,606,149
   Fully diluted                                           42,263,361       27,919,875

                        See notes to financial statements
                                      F- 3

                         FOUNTAIN PHARMACEUTICALS, INC.

              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 5)
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                     Class B
                                         Common Stock             Common Stock            Additional
                                ----------------------------  ----------------------       Paid-in      Accumulated
                                    Shares          Amount         Shares     Amount       Capital         Deficit          Total
                                ------------   -------------  -----------   --------   -------------   -------------  ------------
Balances,  October 1, 1994        22,516,049   $      22,516       90,100   $     90   $  14,304,102   ($14,823,782)     ($497,074)

Net income for the year                    -               -            -          -               -        231,075        231,075
                                -------------  --------------  ----------   --------   -------------   ------------   ------------

Balances,  September 30, 1995     22,516,049          22,516       90,100         90      14,304,102    (14,592,707)      (265,999)

Stock issued pursuant to
   reorganization plan            25,000,000          25,000            -          -         225,000              -        250,000

Net income for the year                    -               -            -          -               -        302,634        302,634
                                ------------   -------------   ----------   --------   -------------   ------------   ------------

Balances,  September 30, 1996     47,516,049   $      47,516       90,100   $     90   $  14,529,102   ($14,290,073)  $    286,635
                                ============   =============   ==========   ========   =============   ============   ============

























































                        See notes to financial statements
                                      F- 4

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        Years Ended September 30,
                                                                     ------------------------------
                                                                           1996             1995
                                                                     -------------    -------------
Cash flows from operating activities:
   Net income                                                        $    302,634     $    231,075
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Extraordinary gain                                            (    334,761)    (    244,636)
       Depreciation                                                        38,321           49,679
       Loss on disposal of assets                                           2,831                -
       Write-down of inventory                                             68,535                -
       Amortization                                                         3,241            3,350
       Write-off of abandoned patents                                           -            5,804
       Increase (decrease) in cash due to changes in assets and
         liabilities:
           Accounts receivable, trade                                (    168,793)          25,513
           Inventories                                                      9,545           40,174
           Prepaid expenses                                          (     23,397)    (     18,767)
           Other assets                                              (      2,285)          15,561
           Accounts payable and accrued expenses                            7,585     (      9,989)
                                                                     -------------    -------------
   Net cash provided by (used in) operating activities               (     96,544)          97,764
                                                                     -------------    ------------

Cash flows from investing activities:
   Deferred patent costs incurred                                    (     55,717)    (     16,740)
   Acquisition of furniture and equipment                            (      7,671)    (      4,579)
                                                                     -------------    -------------

Net cash used in investing activities                                (     63,388)    (     21,319)
                                                                     -------------    -------------

Cash flows from financing activities:
   Proceeds from:
     Issuance of common stock                                             250,000                -
   Repayment of:
     Amounts not subject to compromise                               (     16,814)               -
     Amounts subject to compromise                                   (     88,852)               -
                                                                     -------------    ------------
Net cash provided by financing activities                                 144,334                -
                                                                     -------------    ------------
Increase (decrease) in cash and cash equivalents                     (     15,598)          76,445
Cash and cash equivalents, at
   beginning of year                                                       82,245            5,800
                                                                     -------------    ------------

Cash and cash equivalents, at end
   of year                                                           $     66,647     $     82,245
                                                                     =============    ============








                                   (Continued)
                                      F- 5

                         FOUNTAIN PHARMACEUTICALS, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)



                 Supplemental schedule of cash flow information
                 ----------------------------------------------

Interest paid was $20,680 and $0 for the years ended September 30, 1996 and 1995, respectively.

Operating   cash   receipts  and   payments   resulting   from  the   bankruptcy
reorganization during the year ended September 30, 1995 were $0 and $46,048, respectively.






































                       See notes to financial statements.
                                      F- 6

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

1. Nature of business, basis of presentation and summary of significant accounting policies:

       Nature of business:

       Fountain Pharmaceuticals, Inc., (the "Company") incorporated in the State of Delaware on March 23, 1989, was organized to develop an advanced compound delivery system (compound encapsulation) for use in health care, agricultural, veterinary and consumer market items using technologies developed privately and assigned to the Company. These technologies involve development of man-made spheres composed of soybean lipids that are engineered to entrap pharmaceuticals or other biologically active molecules within the membranes of the soybean lipids, hence a compound delivery encapsulation system known as "Solvent Dilution Micro Carriers" ("SDMC's").

       The Company's initial focus was on the development of its own proprietary health care products using SDMCs' however, in recognition of the material expense and delays associated with obtaining regulatory approvals for the commercialization of regulated products, the Company re-directed the principal focus of its efforts and limited resources towards the development and marketing of less regulated items including a full line of skin-care products and sun-screens using the SDMC technology. Additionally, the Company previously devoted efforts towards securing research and development contracts for development and enhancement of products using SDMC technology on behalf of third party companies in the ethical or consumer product businesses, with the ultimate goal of participation in royalties or other forms of compensation.

       The principal source of the Company's current revenues are from sales of its sun-screen products to distributors and royalties which are earned as the result of the subsequent sale of these products by the distributors.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

       Chapter 11 Reorganization:

       On November 30, 1994, the Company filed a voluntary petition for reorganization under Chapter 11 of Title II of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, (the "Bankruptcy Court").

       The Company's Chapter 11 filing resulted primarily from historical losses incurred by the Company and judgments entered against the Company associated with default under a lease agreement and default of a settlement of a breach of employment contract claim.

       On May 15, 1995, the Debtor's Disclosure Statement and Plan for Reorganization (collectively referred to as "The Reorganization Plan" or "the Plan") were filed with the Bankruptcy court. The Reorganization Plan, as amended August 14, 1995, was confirmed on November 20, 1995 and became effective on December 20, 1995 (the "Effective Date"). Since confirmation and effectiveness of the Reorganization Plan, the Company has resumed normal operations. On July 25, 1996, the U.S. Bankruptcy Court issued a final decree and therefore the court no longer has jurisdiction over matters in connection with the bankruptcy.

       The essential terms of the plan are as follows:

         Secured claims, principally amounts due pursuant to the Company's lease agreement for which said amounts were secured by a security interest in inventory and equipment, will be paid in full with interest at 9 1/2 percent over a thirty-three month term.

         Priority wage claims were paid in quarterly installments over a six-month period, without interest.

         Unsecured claims will be paid at 50 percent of the allowed amounts of such claim, without interest, in eleven quarterly installments.

                         FOUNTAIN PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

       Chapter 11 Reorganization:

         Shareholders have retained their interest, without alteration, except as follows: Equity security holders will receive no distribution or dividend until and unless all prior claims are paid in full as provided above. Pursuant to the Plan, the Company issued 25,000,000 shares of common stock for $.01 per share, the rate at which the shares were trading as of the date the amended plan was filed with the Bankruptcy Court, for a total of $250,000. These shares have been issued to an individual who is the President and majority shareholder of the Company.

         At the date of effectiveness of the Plan, and thereafter, the Company continued to account for its assets at their historical cost basis (did not adopt "Fresh Start" accounting). Liabilities were recorded in the accompanying 1995 balance sheet at their estimated allowed amount (allowed by the Bankruptcy Court). The difference between those amounts and the amounts previously recorded were accounted for as a $244,636 extraordinary gain in the 1995 statement of operations.

         At the date of the Plan's effectiveness (December 20, 1995), the difference between the net present value of the settled amount of liabilities and the estimated allowed amounts (recorded at September 30, 1995) have been recorded as a $334,761 extraordinary gain in the 1996 statement of operations. All prepetition liabilities are classified in the accompanying September 30, 1996 and 1995 balance sheets (current or long-term) based upon the terms of the confirmed Reorganization Plan. Other reorganization costs of $26,232 and $60,441 (primarily legal fees) are also separately reported in the 1996 and 1995 statement of operations respectively.

         A final decree was issued July 25, 1996 by the bankruptcy court, discharging the Company from Chapter 11 reorganization.

                         FOUNTAIN PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

       Liquidity and management's plans regarding operations:

       In recognition of its limited capital resources, the Company's current business strategy is to continue to pursue arrangements with third parties whereby the Company can expand its markets and the costs of marketing and distribution of its products are not borne by the Company. Management intends to focus in the near term primarily upon increasing sales of existing non-regulated products consisting of sunscreen and moisturizing products through its licensing arrangements.

       Currently, the Company principally licenses and supplies moisturizers and sunscreen products through its newly expanded licensing arrangements with pharmaceutical companies and expects to continue to do so in 1997. The Company has three principal licensing arrangements with two major European licensees, which cover markets in Norway, Denmark, Belgium, Holland, Luxembourg, Switzerland, Germany and Eastern Europe. While securing additional license arrangements may not result in significant revenues in the near term, management believes that its current efforts to secure an arrangement with a major pharmaceutical company with broad geographic markets offers the potential for sales growth. However, there can be no assurances to that effect.

       Management anticipates that operating expenses are likely to increase modestly during the year ending September 30, 1997 to reflect the costs of additional personnel, as well as the addition of laboratory facilities. Management believes, however, that the Company will realize revenues during Fiscal 1997 sufficient to satisfy these expenses, as well as other anticipated obligations under the Plan.

       Inventories:

       Inventories are stated at the lower of cost or market. Cost is determined generally on a first-in, first-out method.

                         FOUNTAIN PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

       Furniture and equipment:

       Furniture and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

       Patent costs:

       Patent costs are deferred pending the outcome of patent applications including the appeals process. Successful patent costs are amortized over the legal life of the patent. Unsuccessful or abandoned patent costs are charged to expense when determined to be worthless.

       Advertising costs:

       The costs associated with producing and communicating advertising are expensed in the period incurred. Advertising costs were $44,000 and $27,000 during 1996 and 1995, respectively.

       Research and development:

       Expenses for the design and development of the Company's products were $95,466 and $37,160, during 1996 and 1995, respectively.

       Cash and cash equivalents:

       For purposes of the statements of cash flows, cash and cash equivalents are defined as all highly liquid unrestricted investments purchased with an original maturity of three months or less.

       Use of estimates:

       Preparation of these financial statements in conformity with generally accepted accounting principles requires the use of estimates by management, principally in the area of inventory obsolescence. Management does not believe that any change in this estimate within the ensuing year will have a material effect on the financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

       Net income per share:

       Net income per share was computed based on the weighted average number of shares outstanding during the periods presented.

       Fully diluted earnings per share is considered to be the same as primary earnings per share since the effect of certain potentially dilutive securities is immaterial.

2.     Major customer information and concentrations of credit risk:

       During the years ended September 30, 1996 and 1995 the Company derived revenues from customers which individually exceeded 10 percent of total revenues. They are approximately as follows:

                                                        1996         1995
                                                    ----------   ----------

        Customer 1 (European)                       $  857,000   $  659,000
        Customer 2 (European)                       $  352,000   $  200,000

       Total export sales were approximately as follows:
                                                        1996         1995
                                                    ----------   ----------

          Europe                                    $1,258,000   $  912,000
          Asia                                          33,000       95,000
                                                    ----------   ----------
                                                    $1,291,000   $1,007,000
                                                    ==========   ==========

                         FOUNTAIN PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

2.     Major customer information and concentrations of credit risk
       (continued):

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company sells its products principally to companies in the medical field located primarily in the United States, Europe, and Asia. Management assesses the financial stability of each of its major customers prior to contract negotiations and establishes credit limits for smaller customers to limit its risk. The Company does not require collateral or other security to support customer receivables. Because the Company sells a significant portion of its products and maintains individually significant receivables balances with major customers, if the financial condition and operations of these customers deteriorate below critical levels, the Company's operating results could be adversely affected.

3.     Inventories:

       Inventories consist of the following:
                                                                  1996
                                                             -------------
         Raw materials                                       $     104,678
         Finished goods                                             64,831
         Less allowance for obsolescence                     (      64,643)
                                                             -------------
                                                             $     104,866
                                                             =============

       Inventories   were  written  down  $69,000  and  $0  in  1996  and  1995, respectively.

                         FOUNTAIN PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


4.   Prepetition liabilities:

       Liabilities not subject to compromise at September 30, 1996 consists of a secured claim due to the former landlord. In November 1993, a judgment in the amount of $100,567 was entered against the Company. Pursuant to the Bankruptcy order, the claim, including interest at 9.45 percent, is payable in monthly installments over 33 months from the effective date of the plan.

       Liabilities subject to compromise consist of:
                                                                        1996
                                                                     ---------
        Class 2, priority wage and employee benefits (b)             $    --
        Class 5, secured tax claims (b)                                   --
        Class 6, general unsecured (a)                                 177,281
        Class 7, unsecured claims less than $100 (b)                     --
                                                                     ---------
                                                                       177,281
        Less current portion                                           (84,983)
                                                                     ---------
                                                                     $  92,298
                                                                     =========

       (a) These claims will be paid at 50 percent of the allowed amount, without interest. As a result of confirmation of the plan the Company recognized additional debt forgiveness income in 1996 of approximately $335,000.

       (b) During the petition period, certain compromises with regard to prepetition liabilities were reached. As such, during 1995 the Company recognized forgiveness of debt aggregating approximately $245,000, which represented the difference between the previously recorded amounts and the amounts allowed by the Court.

       Annual maturities of prepetition liabilities are as follows:

         Year Ending September 30,
         -------------------------
                         1997                $     111,791
                         1998                      124,351
                                             -------------
                                             $     236,142
                                             =============

                                     FOUNTAIN PHARMACEUTICALS, INC.

                           FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

5. Stockholders' equity:

    Common stock warrants:

    Common stock warrants issued, redeemed and outstanding during the years ended September 30, 1996 and 1995 are as follows:

                                                                   Class
                                              ---------------------------------------------    Note      Management
                                                   A          B          C           D        Warrants     Warrants         Other
                                              ----------  ---------  ----------  ----------  ---------  -----------    ----------
     Common stock warrants outstanding
      at October 1, 1994 consist of the
      following:
        Issued in connection with investor
          notes in an offering exempt from
          registration through March 1990,
          exercise price of $.75 expired
          August 1994 through March 1995.                                                     316,912

        Issued in connection with a May 1990
          initial public offering:
            Class A exercise price $1,
              expired May 1995                4,027,056
            Class B, exercise price $2,
              expired May 1995                           6,315,195

        Issued to officers and directors,
          exercise prices ranging from $.75
          to $1.00, expiring in 1995                                                                         56,000

        Issued to certain employees and
          consultants, exercise prices
          ranging from $.75 to $.81, expiring
          in 1995.                                                                                            2,500       200,000
                                              ---------   ---------  ----------  ----------   --------   ----------    ----------

              Subtotal                        4,027,056   6,315,195      -            -        316,912       58,500       200,000

                                          FOUNTAIN PHARMACEUTICALS, INC.

                              FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


5. Stockholders' equity (continued):

    Common stock warrants (continued):
                                                                   Class
                                              ---------------------------------------------    Note      Management
                                                   A          B          C           D        Warrants     Warrants         Other
                                              ----------  ---------  ----------  ----------  ---------  -----------    ----------
     Balance forward                          4,027,056   6,315,195       -            -       316,912       58,500       200,000

     Issued, January 1991, exercise price of
       $.82, expiring 1996                                                                                1,300,000

     Issued in connection with November
       1991 private offering, expiring
       October 1994:
         Class C, exercise price of $1.00                            5,450,000
         Class D, exercise price of $2.00                                         5,450,000

     Issued to certain officers, directors
       and stockholders/consultants,
       exercise price ranging from $.78
       to $3.62, expiring 1995 through 1999                                                               2,800,000
     Issued to certain employees, exercise
       price, $.78 vest over 3 years,
       expiring 1998 through 1999.                                                                          617,000
                                              ----------  ---------  ----------  ----------  ---------  -----------    ----------

     Warrants outstanding, October 1, 1994     4,027,056  6,315,195   5,450,000   5,450,000    316,912    4,775,167       200,000

     Less warrants expired in 1995            (4,027,056)(6,315,195) (5,450,000) (5,450,000)  (316,912)    (208,500)     (200,000)
                                              ----------  ---------  ----------  ----------  ---------  -----------    ----------

     Warrants outstanding September 30, 1995        -          -           -           -          -       4,566,667          -
     Less warrants expired in 1996                                                                       (1,300,000)
     Less warrants cancelled in 1996                                                                     (1,700,000)
     Issued to certain directors, exercise
       price of $.04 vest over 3 years, expiring
       2001.                                                                                              1,300,000
     Issued to certain employees, exercise
       price of $.04 vest over 3 years, expiring
       2001.                                                                                              1,750,000
                                              ----------  ---------  ----------  ----------  ---------  -----------    ----------
     Warrants outstanding
       September 30, 1996                           -          -            -          -          -       4,616,667          -
                                              ==========  =========  ==========  ==========  =========  ===========    ==========

                         FOUNTAIN PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

5.   Stockholders' equity (continued):

       Common stock warrants (continued):

       Common stock warrants which were issued to current or former officers, directors, shareholders and employees ("Management Warrants") which remain outstanding at September 30, 1996 consist of the following:

                                      Exercise      Expiration        Number of
           Issue Date                  Price            Date           Warrants
         --------------            ------------     -------------     ---------

         December 1991             $      2.50      December 1996     1,000,000

         March 1992                $      1.12      March 1997          200,000

         March 1993                $       .78      March 1998          366,667

         December 1995             $       .04      December 2000     3,050,000
                                                                    -----------
                                                                      4,616,667
                                                                    ===========

       During December 1995, the Company issued 3,050,000 warrants to certain of its existing officers, directors and employees which vest over a three year period commencing in July 1996. These warrants are exercisable at $.04 per share. All of these warrants, once vested, would not be exercisable since the Company's current capital structure (50,000,000 authorized shares) would not be sufficient to permit the issuance of such number of shares. This would conceivably provide the holders of such warrants with a cause of action against the Company for breach of its contractual obligations under the warrants. Management does not believe this is likely to occur since adjustment of the Company's capital structure would likely occur prior to any exercise of such warrants.

                         FOUNTAIN PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


5.   Stockholders' equity (continued):

       Stock option and rights plan:

       The Company has adopted a stock option and rights plan (the "Plan") covering 500,000 shares of the Company's common stock, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive qualified incentive, as well as non-qualified stock options and stock appreciation's rights ("SAR's"). Incentive stock options granted under the Plan are exercisable up to 10 years from the date of grant at an exercise price not less than the fair market value of the common stock on the date of the grant.

       Notwithstanding, the term of an incentive stock option granted under the Plan to a shareholder owning more than 10 percent of the voting rights may not exceed five years, and the exercise price of an incentive stock option granted to such shareholder may not be less than 110 percent of the fair market value of the common stock on the date of the grant. Certain stock options and SARs, which give holders participation in the appreciation of the Company common stock, may be granted on terms determined by the Board of Directors or a committee designated by the Board.

       At September 30, 1996, no SARs had been granted.

6.   Employee benefit plan:

       During 1993, the Company implemented a 401(k) profit sharing plan covering substantially all employees. The plan does not provide for employer contributions.

7.   Income taxes:

       Deferred tax assets consist of the following:

                                                                     1996
                                                                -------------

         Net operating loss carryover                           $    305,000
         Tax credit carryforwards                                    105,000
         Start-up costs deferred                                      56,000
         Obsolete inventory allowance                                 24,000
         Other                                                        30,000
         Valuation allowance                                    (    520,000)
                                                                -------------
                                                                $          -
                                                                =============

                         FOUNTAIN PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

7.   Income taxes (continued):

       Income tax (expense) benefit consists of the following:

                                                           1996         1995
                                                       ------------  ---------

         Current:
           Federal                                     $         -   $       -
                                                       ------------  ---------

         Deferred:
           Deferred                                    (   387,000)  ( 333,000)
           Benefit of net operating loss carryover     (   168,000)    150,000
           Loss of net operating loss and tax credit
              carryovers resulting from change in
              ownership (a)                            ( 4,277,000)          -
           Decrease in valuation allowance               4,832,000     183,000
                                                       ------------  ---------
                                                                 -           -
                                                       ------------   --------
                                                       $         -   $       -
                                                       ============  =========


       Income tax expense associated with the extraordinary item, forgiveness of debt, before and after the benefit of net operating loss carryover was $125,000 and $0, respectively in 1996 and $85,000 and $0, respectively in 1995.

       The expected income tax benefit (expense) at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                 Percentage of income before
                                                         income taxes
                                             ----------------------------------
                                                 1996                   1995
                                              ---------              --------
         Statutory tax rate                        34%                    34%

         Change in deferred tax asset
           valuation allowance                (    34%)              (    34%)
                                              ---------              ---------
         Effective tax rate in
           accompanying statement of
           operations                               0%                     0%
                                              =========              ========

                         FOUNTAIN PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

7.   Income taxes (continued):

       (a) Under Section 382 and 383 of the Internal Revenue Code of 1986, if an ownership change occurs with respect to a "loss corporation", as defined, there are annual limitations on the amount of net operating loss and research and development tax credit carryovers. The Reorganization, other issuance's of common stock in 1995, and the issuance of common stock warrants in 1996 and 1995, created an ownership change in the Company's equity securities in excess of fifty percent; therefore, the availability of the pre-change net operating loss carryover ($12,700,000) and research and development credit ($250,000) will be substantially limited in the future and as such the Company has accounted for the loss of such carryover in 1996. The post-change net operating loss carryover of $515,000 will expire in 2011.

                         FOUNTAIN PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


8.   Facilities rental:

       The Company leases its office and warehouse facilities under a cancelable month-to-month operating lease. Rent expense under all operating leases were approximately $52,000 and $26,000 during the years ended September 30, 1996 and 1995, respectively. In March 1996, the Company entered into a two-year, non-cancelable rental agreement for the lease of 6,000 square feet of office, laboratory and warehouse space at $4,500 per month. The agreement provides for an option for one additional year.

       Obligations under the non-cancellable operating lease are as follows:

            Year ending September 30,
            -------------------------

                    1997                           $     57,780
                    1998                                 28,890
                                                   ------------
                                                   $     86,670
                                                   ============

9.   Fair value of financial instruments:

       All financial instruments are held or issued for purposes other than trading. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those investments. The carrying value of liabilities not subject to compromise approximate fair value based on their stated rate of interest. The carrying value of liabilities subject to compromise were discounted therefore the recorded amounts approximate fair value.

10.    Subsequent event:

       On October 17, 1996 the Company arranged a bank line of credit for $100,000 to be used to fund working capital needs. Future borrowings against the line of credit will bear interest at Prime plus .50% and will be secured by the Company's assets and guaranteed by a related party. The Loan Agreement contains certain provisions and covenants which, among other things, limit future indebtedness and require the Company to maintain specified levels of net worth and cash flow.

                                  EXHIBIT INDEX

Exhibit No.       Description                                             Page
-----------       -----------                                             ----

10.3 Loan Agreement by and between the Registrant and First Union National Bank of Florida dated October 17, 1996


27                Financial Data Schedule (Electronic filing only)