Form 10QSB
period 1996-12-31
FOUNTAIN PHARMACEUTICALS INC
filed 1997-02-14
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB
                                   -----------
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT
---   --------------------------------------------------------------------------
      OF 1934
      -------
                For the quarterly period ended December 31, 1996
                ------------------------------------------------

[ ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF  THE SECURITIES
---   --------------------------------------------------------------------------
      EXCHANGE ACT OF 1934
      --------------------

                       Commission File Number:  0-18399
                       -----------------------  -------

                         FOUNTAIN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   62-1386759
       ------------------------------                    -----------------
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

                              Yes   X           No
                                  -----            -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 10, 1997:

Common Stock, par value $.001 - 47,516,049

Class B Common Stock, par value $.001 - 90,100

Transitional Small Business Disclosure Format:

                              Yes               No   X
                                  -----            -----

                        FOUNTAIN PHARMACEUTICALS, INC.

                                     INDEX


                                                                        Page
                                                                        ----

Part I.         Financial Information*
-------         ----------------------

   Item 1.      Financial Statements
                (Unaudited)

                Balance Sheets - September 30, 1996,
                and December 31, 1996
                (Unaudited)                                                4

                Statements of Operations - for the three
                months ended December 31, 1996 and 1995
                (Unaudited)                                                5

                Statement of Stockholders' Equity -
                for the period from September 30, 1996
                through December 31, 1996 (Unaudited)                      6

                Statements of Cash Flows - for the three
                months ended December 31, 1996 and 1995
                (Unaudited)                                                7

                Notes to Condensed Financial Statements
                (Unaudited)                                                8

   Item 2.      Management's Discussion and
                Analysis or Plan of Operation                              9

Part II.        Other Information
--------        -----------------

                Item 1.    Legal Proceedings                              13
                Item 2.    Changes in Securities                          13
                Item 3.    Defaults Upon Senior Securities                13
                Item 4.    Submission of Matters to a Vote
                           of Security Holders                            13
                Item 5.    Other Information                              13
                Item 6.    Exhibits and Reports on Form 8-K               14


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                                FOUNTAIN PHARMACEUTICALS, INC.
                                        BALANCE SHEETS

                  ASSETS                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                             December 31,                                                       December 31,
                                 1996       September 30,                                          1996         September 30,
                             (Unaudited)        1996                                            (Unaudited)         1996
                             -----------    -------------                                       -----------     --------
Current assets:                                                Current liabilities:
   Cash and cash equivalents  $     2,893     $    66,647        Current portion of
   Accounts receivable             93,111         236,032         liabilities not subject
   Inventories                    106,490         104,866         to compromise                   $   27,450     $   26,808
   Prepaid expenses                50,579          46,574        Current portion of
                              -----------     -----------         liabilities subject to
                                                                  compromise                          85,708         84,983
                                                                 Accounts payable and
                                                                  accrued expenses                    66,962        108,091
                                                                                                  ----------     ----------

    Total current assets          253,073         454,119         Total current liabilities          180,120        219,882
                                                                                                  ----------     ----------

                                                               Liabilities not subject to
                                                                 compromise, non-current              24,945         32,053
                                                                                                  ----------     ----------
Furniture and equipment, less                                  Liabilities subject to
   accumulated depreciation                                      compromise, non-current              70,071         92,298
                                                                                                  ----------     ----------
   ($239,716, December 31, 1996;
   $232,136, September 30, 1996)   24,344          31,924
                                                               Stockholders' equity:
Patent costs, less accumulated                                   Preferred stock, par value $.001,
   amortization ($22,905, December                                2,000,000 shares authorized
   31, 1996; $22,065 September                                   Common stock, par value
   30, 1996)                      123,839         138,575         $.001, 50,000,000 shares
                                                                  authorized; 47,516,049 issued
Other assets                        6,250           6,250         and outstanding (one vote per
                              -----------     -----------         share                               47,516         47,516
                                                                 Class B common stock; par value
                                                                  $.001, 5,000,000 shares
                                                                  authorized; 90,100 shares
                                                                  issued and outstanding (five
                                                                  votes per share)                        90             90
                                                                 Additional paid-in capital       14,529,102     14,529,102
                                                                 Accumulated deficit             (14,444,338)   (14,290,073)
                                                                                                  ----------     ----------
                                                                  Total stockholders'
                                                                  equity                             132,370        286,635
                                                                                                  ----------     ----------


                                                                 Total liabilities and
Total assets                  $   407,506     $   630,868         stockholders' equity           $   407,506    $   630,868
                              ===========     ===========                                        ===========    ===========





























                                             See notes to financial statements.

                                                             4

                        FOUNTAIN PHARMACEUTICALS, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three Months Ended December 31
                                                ------------------------------
                                                   1996                 1995
                                                   ----                 ----

Revenue                                          $109,920            $ 43,433

Cost of sales                                      39,086               8,455
                                                 --------            --------

Gross profit                                       70,834              34,978
                                                 --------            --------

Operating expenses:
   Research and development                        61,403                 494
   General and administrative                      87,941              89,430
   Selling                                         58,583              60,081
   Depreciation and amortization                    8,420              11,855
                                                 --------            --------

Total operating expenses                          216,347             161,860
                                                 --------            --------

Loss from operations                            ( 145,513)          ( 126,882)
                                                 --------            --------

Other income (expenses):
   Interest expense                             (   5,706)               -
   Other income (expense)                       (   3,046)               -
   Reorganization expenses                           -              (  18,382)
                                                 --------            --------

Total other income (expenses)                   (   8,752)          (  18,382)
                                                 --------            --------

Loss before extraordinary item                  ( 154,265)          ( 145,264)

Extraordinary gain, net of $0 income taxes           -                322,368
                                                 --------            --------

Net income (loss)                               ($154,265)           $177,104
                                                 ========            ========


Earnings per share:

      Loss before extraordinary item             ($ .0032)           ($ .0046)

      Extraordinary gain                              -                 .0102
                                                  -------             -------

      Net income (loss)                          ($ .0032)            $ .0056
                                                  =======             =======

Weighted average number of shares
   outstanding:                                47,606,149          31,477,117
                                               ==========          ==========




                       See notes to financial statements.

                        FOUNTAIN PHARMACEUTICALS, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM SEPTEMBER 30, 1996 THROUGH DECEMBER 31, 1996
                                  (UNAUDITED)

                                                     Class B
                                Common Stock       Common Stock      Additional
                            --------------------  ----------------    Paid-In       Accumulated
                              Shares     Amount   Shares    Amount    Capital         Deficit       Total
                            ----------   -------  -------   ------  -----------     -------------  ---------
Balances
  October 1, 1996           47,516,049   $47,516  90,100    $   90  $14,529,102     ($14,290,073)  $286,635


Net loss for the period                                                             (    154,265)  (154,265)
                            ----------   -------  -------   ------  -----------     -------------  ---------

Balances
  December 31, 1996         47,516,049   $47,516  90,100    $   90  $14,529,102     ($14,444,338)  $132,370
                            ==========   =======  ======    ======  ===========     =============  ========




































                            See notes to financial statements.

                        FOUNTAIN PHARMACEUTICALS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Three Months Ended December 31
                                                ------------------------------
                                                   1996                 1995
                                                 --------             -------
Cash flows from operating activities:
   Net income (loss)                            ($154,265)           $177,104
   Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
     Extraordinary gain                              -              ( 322,368)
     Depreciation and amortization                  8,420              11,855
     Increase (decrease) in cash due to
        changes in assets and liabilities:
          Accounts receivable, trade              142,921               6,205
          Inventories                           (   1,624)             10,888
          Prepaid expenses and
            other assets                           16,898               2,763
          Accounts payable and
            accrued expenses                    (  41,129)             25,671
                                                 --------             -------
Net cash used in
   operating activities                         (  28,779)          (  87,882)
                                                 --------            --------
Cash flows from investing activities:
   Deferred patent costs incurred               (   7,007)          (  13,395)
   Acquisition of furniture and
     equipment                                       -              (     718)
                                                 --------            --------
Net cash used in
   investing activities                         (   7,007)          (  14,113)
                                                 --------            --------
Cash flows from financing activities:
   Proceeds from line of credit                    10,000
   Repayment of line of credit                  (  10,000)
   Proceeds from stock offering, net                 -                250,000
   Repayment of liabilities under
     Reorganization Plan                        (  27,968)          (   3,141)
                                                 --------            --------
Net cash provided by (used in)
   financing activities                         (  27,968)            246,859
                                                 --------            --------

Increase (decrease) in cash                     (  63,754)            144,864

Cash at beginning of period                        66,647              82,245
                                                 --------            --------

Cash at end of period                            $  2,893            $227,109
                                                 ========            ========

                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)


1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended September 30, 1996.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended December 31, 1996 and 1995 are not necessarily indicative of the results for a full year.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

      Results of Operations

      During the quarter ended December 31, 1996, the Company realized a net loss of $154,265 on revenues of $109,920, compared to a net income of $177,104 on revenues of $43,433 for the quarter ended December 31, 1995. Such decrease in income was primarily attributable to an extraordinary gain of $322,368 recorded in December 31, 1995, as a result of debt reduction pursuant to the Plan.

      Revenues for the three months ended December 31, 1996, of $109,920 represented an increase of $66,487 or 153.1% from revenues of $43,433 during the same period ended December 31, 1995. The increase in revenues was a result, primarily, of advance orders from a European licensee in anticipation of sunscreen product promotion for the upcoming summer season. Management believes that this particular quarter is the low point of its fiscal year due to the seasonal nature of its principal product, a sunscreen. Management also anticipates that as its product line and geographic markets expand, this seasonality will be tempered, however, there can be assurances to that effect.

      During the quarter, the Company incurred operating expenses of $216,347, a 33.7% increase over operating expenses of $161,860 for the prior year quarter. This increase in expenses was primarily due to increased research and development activities from the previous year's quarter. Management expects that operating expenses are likely to increase modestly during the remainder of the year ending September 30, 1997 ("Fiscal 1997") to reflect the costs of additional personnel, as well as increased research and development expenses relating to new projects. Management believes that the Company will realize revenues during Fiscal 1997 sufficient to satisfy these expenses as well as other anticipated obligations. However, there can be no assurances to that effect.

      For the near term, the Company's operations will continue to focus upon increasing sales through its existing and new license arrangements and expanding upon these associations. In January 1996, the Company entered into a long term license and supply agreement with the Dermik Laboratories subsidiary of the Rhone- Poulenc Rorer Corporation. In October 1996, Dermik terminated the agreement based on their interpretation of a technical provision of the agreement. The Company is not in agreement with Dermik's interpretation and has engaged counsel to determine the Company's legal remedies in this regard. The Company is actively pursuing similar marketing arrangements with other licensees, including several who had previously expressed interest in the Company's products. In May 1996, the Company entered into a seven year license and supply agreement with a pharmaceutical company in Colombia. Revenues from this agreement are expected to be recognized in the third quarter of Fiscal 1997. However, there can be no assurances to that effect.

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

      As of December 31, 1996, the Company had working capital of $72,953, a decrease of $161,284 from the level of working capital of $234,237 as of September 30, 1996, and a decrease of $138,380 from the Company's working capital of $211,333 as of December 31, 1995. Such decrease in working capital is primarily attributable to expenses incurred in connection with increased marketing activity, research and development efforts, European patent fees and debt obligation under the Plan.

      Under the Plan, the Company was subject to $319,278 of pre- bankruptcy liabilities to be paid under the Plan over a maximum of thirty-three months which commenced February 1996. Presently, pre- bankruptcy liabilities amount to $208,174. Payments pursuant to the Plan were current as of December 31, 1996, and management expects all such required payments to be made on a timely basis.

      As of October 17, 1996, the Company was granted a $100,000 line of credit at an interest rate of prime plus .5% from First Union National Bank of Florida. This line of credit is secured by the Company's accounts receivable and inventory. The Company utilizes this line of credit to purchase additional inventory and/or fund the Company's research and development efforts, as necessary.

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

      Historically, the Company's unexercised warrants had been a potential source of capital financing for the Company. However, all previously existing Class A, B, C and D Warrants have expired. The 1,583,334 common stock warrants presently vested and outstanding bear exercise prices ranging from $.04 to $1.12. Given the market price of the Company's Common Stock, it is feasible that some of these Warrants can be exercised, but there can be no assurance in this matter.

      In addition to the Warrants identified above, the Company has 2,033,333 additional Warrants outstanding, which are held by its existing directors and certain employees which vest over a two year period commencing in July 1997.

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

      Effects of Inflation

      The Company does not expect inflation to materially affect its results of operations, however, it does expect that its operating costs and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

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

      None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      None.

Item 5.     Other Information
            -----------------

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      When used in this Quarterly Report on Form 10-QSB and in other public statements by the Company and Company officers, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the Company's ability to retain existing or obtain additional licensees who act as distributors of its products; (ii) the Company's ability to obtain additional patent protection for its encapsulation technology; (iii) the potential difficulty the Company may have in obtaining financing through the placement of securities until the Company's Common Stock is relisted on the NASDAQ system; and (iv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and registration statements filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements when made, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 27 - Financial Data Schedule (Electronic filing only).

      (b) Reports on Form 8-K: The Company filed a current report on Form 8-K on October 24, 1996, for the purpose of reporting that the United States Bankruptcy Court, Middle District of Florida, Tampa Division, issued a final decree on July 25, 1996, relating to the Company's Chapter 11 Reorganization proceedings, and as such, the Court no longer has jurisdiction over matters in connection with the bankruptcy.

                        FOUNTAIN PHARMACEUTICALS, INC.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOUNTAIN PHARMACEUTICALS, INC.



Dated:  February 14, 1997                 /s/John C. Walsh
                                          ----------------
                                          JOHN C. WALSH,
                                          Chief Executive Officer