Form 10QSB
period 1997-03-31
FOUNTAIN PHARMACEUTICALS INC
filed 1997-05-15
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB
                                   -----------
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT
---   --------------------------------------------------------------------------
      OF 1934
      -------
                  For the quarterly period ended March 31, 1997
                 ----------------------------------------------

[ ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF  THE SECURITIES
---   --------------------------------------------------------------------------
      EXCHANGE ACT OF 1934
      --------------------

                       Commission File Number:  0-18399
                       -----------------------  -------

                         FOUNTAIN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   62-1386759
       ------------------------------                    -----------------
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

                              Yes   X           No
                                  -----            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 13, 1997:

Common Stock, par value $.001 - 47,516,049

Class B Common Stock, par value $.001 - 90,100

Transitional Small Business Disclosure Format:

                              Yes              No    X
                                   -----           -----

                         FOUNTAIN PHARMACEUTICALS, INC.

                                     INDEX


                                                                        Page
                                                                        ----

Part I.         Financial Information*
-------         ----------------------

   Item 1.      Financial Statements
                (Unaudited)

                Balance Sheets - September 30, 1996,
                and March 31, 1997
                (Unaudited)                                                4

                Statements of Operations - for the six
                months ended March 31, 1997 and 1996
                (Unaudited)                                                5

                Statement of Stockholders' Equity -
                for the period from September 30, 1996
                through March 31, 1997 (Unaudited)                         6

                Statements of Cash Flows - for the six
                months ended March 31, 1997 and 1996
                (Unaudited)                                                7

                Notes to Condensed Financial Statements
                (Unaudited)                                                8

   Item 2.      Management's Discussion and
                Analysis or Plan of Operation                              9

Part II.        Other Information
--------        -----------------

                Item 1.    Legal Proceedings                              13
                Item 2.    Changes in Securities                          13
                Item 3.    Defaults Upon Senior Securities                13
                Item 4.    Submission of Matters to a Vote
                           of Security Holders                            13
                Item 5.    Other Information                              13
                Item 6.    Exhibits and Reports on Form 8-K               14


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                                FOUNTAIN PHARMACEUTICALS, INC.
                                        BALANCE SHEETS

                  ASSETS                                               LIABILITIES AND STOCKHOLDERS' EQUITY

                              March 31,                                                        March 31,
                                1997        September 30,                                        1997         September 30,
                             (Unaudited)        1996                                          (Unaudited)         1996
                             -----------    -------------                                     -----------     -------------
Current assets:                                              Current liabilities:
   Cash and cash equivalents  $     1,334     $    66,647      Notes payable, bank             $    84,000     $
   Accounts receivable            156,235         236,032      Notes payable, officer               20,000
   Inventories                    103,768         104,866      Current portion of
   Prepaid expenses                36,947          46,574       liabilities not subject
                              -----------     -----------
                                                                to compromise                       28,107         26,808
                                                               Current portion of
                                                                liabilities subject to
                                                                compromise                          87,850         84,983
                                                               Accounts payable and
                                                                accrued expenses                   157,436        108,091
                                                                                                ----------     ----------

    Total current assets          298,284         454,119       Total current liabilities          377,393        219,882
                                                                                                ----------     ----------

                                                             Liabilities not subject to
                                                               compromise, non-current              17,667         32,053
                                                                                                ----------     ----------
Furniture and equipment, less                                Liabilities subject to
   accumulated depreciation                                    compromise, non-current              47,288         92,298
                                                                                                ----------     ----------
   ($246,932, March 31, 1997;
   $232,136, September 30, 1996)   17,128          31,924
                                                             Stockholders' equity:
Patent costs, less accumulated                                 Preferred stock, par value $.001,
   amortization ($23,742, March                                 2,000,000 shares authorized
   31, 1997; $22,065 September                                 Common stock, par value
   30, 1996)                      131,492         138,575       $.001, 50,000,000 shares
                                                                authorized; 47,516,049 issued
Other assets                        6,595           6,250       and outstanding (one vote per
                              -----------     -----------
                                                                share                               47,516         47,516
                                                               Class B common stock; par value
                                                                $.001, 5,000,000 shares
                                                                authorized; 90,100 shares
                                                                issued and outstanding (five
                                                                votes per share)                        90             90
                                                               Additional paid-in capital       14,529,102     14,529,102
                                                               Accumulated deficit             (14,565,557)   (14,290,073)
                                                                                                ----------     ----------
                                                                Total stockholders'
                                                                equity                              11,151        286,635
                                                                                                ----------     ----------


                                                               Total liabilities and
Total assets                  $   453,499     $   630,868       stockholders' equity           $   453,499    $   630,868
                              ===========     ===========                                      ===========    ===========



                                            See notes to financial statements.

                                       FOUNTAIN PHARMACEUTICALS, INC.
                                          STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                    Three Months Ended          Six Months Ended
                                                         March 31,                  March 31,
                                               ---------------------------   --------------------------
                                                   1997            1996          1997         1996
                                                -----------    -----------   -----------    -----------
Revenue                                         $   212,438        568,673       322,358        612,106

Cost of sales                                       110,596        265,057       149,682        273,512
                                                -----------    -----------   -----------    -----------

Gross profit                                        101,842        303,616       172,676        338,594
                                                -----------    -----------   -----------    -----------

Operating expenses:
    Research and development                         50,633         16,167       112,036         16,661
    General and administrative                       86,317        104,364       174,258        193,794
    Selling                                          70,857         69,251       129,440        129,332
    Depreciation and amortization                     8,053         11,550        16,473         23,405
                                                -----------    -----------   -----------    -----------

Total operating expenses                            215,860        201,332       432,207        363,192
                                                -----------    -----------   -----------    -----------

Loss from operations                            (   114,018)       102,284   (   259,531)   (    24,598)

Other income (expenses):
    Interest expense                            (     6,393)    (    3,789)  (    12,099)   (     3,789)
    Other income (expense)                      (       808)            47   (     3,854)            47
    Reorganization expenses                                     (    4,453)                 (    22,835)
                                                -----------      ---------    ----------     ----------

Total other income (expenses)                   (     7,201)    (    8,195)  (    15,953)   (    26,577)

Income (loss) before extraordinary item         (   121,219)        94,089   (   275,484)   (    51,175)

Extraordinary gain, net of $0 income taxes                                                      322,368
                                                 ----------     ----------    ----------    -----------

Net income (loss)                               ($  121,219)    $   94,089   ($  275,484)   $   271,193
                                                 ==========     ==========    ==========    ===========



Earnings per share:

    Income (loss) before extraordinary item        ($ .0025)       $ .0020      ($ .0058)      ($ .0013)

    Extraordinary gain                                                                            .0085

    Net income (loss)                              ($ .0025)       $ .0020      ($ .0058)       $ .0072
                                                    =======        =======       =======        =======

    Weighted average number of shares
      outstanding:                               47,606,149     47,606,149    47,606,149     37,727,117
                                                 ==========     ==========    ==========     ==========








                                      See notes to financial statements.

                        FOUNTAIN PHARMACEUTICALS, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD FROM SEPTEMBER 30, 1996 THROUGH MARCH 31, 1997
                                  (UNAUDITED)

                                                      Class B
                                 Common Stock       Common Stock     Additional
                            ---------------------  ----------------    Paid-In     Accumulated
                              Shares       Amount  Shares    Amount    Capital       Deficit      Total
                            ----------    -------  -------   ------  -----------   -------------  ---------
Balances
  October 1, 1996           47,516,049    $47,516  90,100    $   90  $14,529,102   ($14,290,073)  $286,635


Net loss for the period                                                            (    275,484)  (275,484)
                            ----------    -------  -------   ------  -----------   -------------  ---------

Balances
  March 31, 1997            47,516,049    $47,516  90,100    $   90  $14,529,102   ($14,565,557)  $ 11,151
                            ==========    =======  ======    ======  ===========   =============  =========














































                                      See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Six Months Ended March 31
                                                 ----------------------------
                                                   1997                1996
                                                 --------             -------
Cash flows from operating activities:
   Net income (loss)                            ($275,484)           $271,193
   Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
     Extraordinary gain                                             ( 322,368)
     Depreciation and amortization                 16,473              23,405
     Increase (decrease) in cash due to
        changes in assets and liabilities:
          Accounts receivable, trade               79,797            (174,894)
          Inventories                               1,098              28,713
          Prepaid expenses and
            other assets                           14,688                  30
          Accounts payable and
            accrued expenses                       49,345              92,659
                                                 --------             -------
Net cash used in
   operating activities                         ( 114,083)          (  81,262)
                                                 --------            --------
Cash flows from investing activities:
   Deferred patent costs incurred                     -             (  16,255)
   Acquisition of furniture and
     equipment                                        -             (     718)
                                                 --------            --------
Net cash used in
   investing activities                               -             (  16,973)
                                                 --------            --------
Cash flows from financing activities:
   Proceeds from line of credit                   157,000
   Repayment of line of credit                  (  73,000)
   Officer loans and advances                      20,000
   Proceeds from stock offering, net                  -               250,000
   Repayment of liabilities under
     Reorganization Plan                        (  55,230)          (  44,193)
                                                 --------            --------
Net cash provided by (used in)
   financing activities                            48,770             205,807
                                                 --------            --------

Increase (decrease) in cash                     (  65,313)            107,572

Cash at beginning of period                        66,647              82,245
                                                 --------            --------

Cash at end of period                            $  1,334            $189,817
                                                 ========            ========


                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended September 30, 1996.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the six months ended March 31, 1997 and 1996 are not necessarily indicative of the results for a full year.

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

      Results of Operations

      During the quarter ended March 31, 1997, the Company realized a net loss of $121,219 on revenues of $212,438, compared to net income of $94,089 on revenues of $568,673 for the quarter ended March 31, 1996. The decreases in revenues and income were primarily attributable to delays in orders from two principal European licensees. The Company received orders from these licensees in April and May 1997 and expects additional orders during subsequent months of the fiscal year ending September 30, 1997 ("Fiscal 1997"). However, there can be no assurances that subsequent orders will be received.

      During the quarter, the Company incurred operating expenses of $215,860, a 7.2% increase over operating expenses of $201,332 in the quarter ended March 31, 1996. This increase in operating expenses was primarily due to expanded research and development activities. Management expects that operating expenses are likely to increase modestly during the remainder of the year ending September 30, 1997 due to anticipated increases in research and development expenses relating to new projects. Based upon historic sales levels, current orders and accounts receivable, management believes that the Company will realize receipts during that time period sufficient to satisfy these expenses as well as other anticipated obligations. However, there can be no assurances to that effect.

      During the six months ended March 31, 1997, the Company incurred a net loss of $275,484, on revenues of $322,358, compared to net income of $271,193 on revenues of $612,106 for the comparable period ended March 31, 1996. This decrease in net income was attributable primarily to decreased revenues during the six months ended March 31, 1997 and an extraordinary gain of $322,368 recorded on December 31, 1995 as a result of debt reduction pursuant to the Plan. Such decreased revenues were a result, primarily, of reduced sales due to delays in orders from the Company's two principal European licensees. The Company received orders from these licensees during April and May 1997. Management believes that these orders and subsequent orders from these licensees will be shipped in the remaining third and fourth quarters of Fiscal 1997, however, there can be no assurances to that effect.

      For the near term, the Company's operations will continue to focus upon increasing sales through its existing and new license arrangements and expanding upon these associations. In January 1996, the Company entered into a long term license and supply agreement with the Dermik Laboratories subsidiary of the Rhone- Poulenc Rorer Corporation. In October 1996, Dermik terminated the agreement based on their interpretation of a technical provision of the agreement. The Company is not in agreement with Dermik's interpretation and has engaged counsel to determine the Company's legal remedies in this regard. The Company is actively pursuing similar marketing arrangements with other licensees, including several who had previously expressed interest in the Company's products. In May 1996, the Company entered into a seven year license and supply agreement with a pharmaceutical company in Colombia. Revenues from this agreement are expected to be recognized in the fourth quarter of Fiscal 1997. However, there can be no assurances to that effect.

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

      As of March 31, 1997, the Company had a working capital deficit of $79,109, a $313,346 decrease from working capital of $234,237 as of September 30, 1996, and a $361,813 decrease from the Company's working capital of $282,704 as of March 31, 1996. Such deficit in working capital is primarily attributable to expenses incurred in connection with increased marketing activity, research and development efforts, and European patent fees, in addition to debt obligations under the Plan and delays in orders from the Company's European licensees.

      Management believes the Company's working capital deficit as of March 31, 1997 will be offset by future funding from current accounts receivable and orders received subsequent to March 31, 1997 from its European licensees and domestic customers. Based upon its analysis, management believes that it will have sufficient working capital to fund its operations through Fiscal 1997, and beyond that time through increasing revenues.

      In the event that the shortfall in working capital continues in the near term, the Company intends to fund such shortfall through additional short-term loans from the Company's president. The Company is also considering additional sources of funding through sales of debt or equity securities or strategic alliances or other arrangements with third party corporate sponsors during the next twelve months. However, there can be no assurances that the Company will be able to obtain such additional sources of financing, which would have a material adverse effect upon the Company's ability to continue operations in the long-term.

      Under the Plan, the Company was subject to $319,278 of pre- bankruptcy liabilities to be paid under the Plan over a maximum of thirty-three months which commenced February 1996. Presently, pre- bankruptcy liabilities amount to $180,912. Payments pursuant to the Plan were current as of March 31, 1997, and management expects all such required payments to be made on a timely basis.

      As of October 17, 1996, the Company was granted a $100,000 line of credit at an interest rate of prime plus .5% from First Union National Bank of Florida. This line of credit is secured by the Company's accounts receivable and inventory. The Company utilizes this line of credit to purchase additional inventory and/or fund the Company's research and development efforts, as necessary. The Company has borrowed $96,100 under the line of credit as of May 13, 1997.

      During the quarter ended March 31, 1997, the Company obtained funding from a short-term loan in the amount of $20,000 from the Company's president, such loan to be payable upon demand at an interest rate of 10% per annum. During April 1997, the Company obtained an additional short-term loan from the Company's president in the amount of $40,000 upon substantially the same terms.

      If the Company attempts to obtain financing through the sale of additional securities, it would require a restructuring of the Company's capital structure which currently has insufficient authorized capital stock available to facilitate any such financing transaction. Additional capital may be utilized to increase the Company's research and development efforts and to seek collaborative associations with pharmaceutical companies. Any increases in equity and assets may also enable the Company to relist its securities on NASDAQ and thereby regain access to a more liquid trading market. However, there can be no assurances that the Company's business strategy can be realized.

      Historically, the Company's unexercised warrants had been a potential source of capital financing for the Company. However, all previously existing Class A, B, C and D Warrants have expired. The 1,416,668 common stock warrants presently vested and outstanding bear exercise prices ranging from $.04 to $.78. Given the market price of the Company's Common Stock, it is feasible that some of these Warrants could be exercised, but there can be no assurance in this matter.

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

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      None.

Item 5.     Other Information
            -----------------

                     CAUTIONARY STATEMENT FOR PURPOSES OF
                      THE "SAFE HARBOR" PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      When used in this Quarterly Report on Form 10-QSB and in other public statements by the Company and Company officers, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the Company's ability in the near term to obtain working capital from operations and to develop additional sources of financing sufficient to fund the Company's operation subsequent to Fiscal 1997; (ii) the Company's ability to retain existing or obtain additional licensees who act as distributors of its products; (iii) the Company's ability to obtain additional patent protection for its encapsulation technology; (iv) the potential difficulty the Company may have in obtaining financing through the placement of securities until the Company's Common Stock is relisted on the NASDAQ system; and (v) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and registration statements filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements when made, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      (a)   Exhibits:

            Exhibit 27 - Financial Data Schedule (Electronic filing only).

      (b)   Reports on Form 8-K

            None.

                         FOUNTAIN PHARMACEUTICALS, INC.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOUNTAIN PHARMACEUTICALS, INC.



Dated:  May 15, 1997                      /s/John C. Walsh
                                          --------------------------------------
                                          JOHN C. WALSH,
                                          Chief Executive Officer