Form 10QSB
period 1997-06-30
FOUNTAIN PHARMACEUTICALS INC
filed 1997-08-15
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB
                                   -----------
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT
---   --------------------------------------------------------------------------
      OF 1934
      -------
                  For the quarterly period ended June 30, 1997
                 ----------------------------------------------

[ ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF  THE SECURITIES
---   --------------------------------------------------------------------------
      EXCHANGE ACT OF 1934
      --------------------

                       Commission File Number:  0-18399
                       -----------------------  -------

                         FOUNTAIN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   62-1386759
       ------------------------------                    -----------------
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

                              Yes   X           No
                                  -----            -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of August 13, 1997:

Series A Preferred Stock, par value $.001 - 2,000,000

Common Stock, par value $.001 - 47,516,049

Class B Common Stock, par value $.001 - 90,100

Transitional Small Business Disclosure Format:

                              Yes               No     X
                                  --------         --------

                        FOUNTAIN PHARMACEUTICALS, INC.

                                     INDEX


                                                                        Page
                                                                        ----

Part I.         Financial Information*
-------         ----------------------

   Item 1.      Financial Statements
                (Unaudited)

                Balance Sheets - September 30, 1996,
                and June 30, 1997
                (Unaudited)                                                4

                Statements of Operations - for the nine
                months ended June 30, 1997 and 1996
                (Unaudited)                                                5

                Statement of Stockholders' Equity -
                for the period from September 30, 1996
                through June 30, 1997 (Unaudited)                          6

                Statements of Cash Flows - for the nine
                months ended June 30, 1997 and 1996
                (Unaudited)                                                7

                Notes to Condensed Financial Statements
                (Unaudited)                                                8

   Item 2.      Management's Discussion and
                Analysis or Plan of Operation                              9

Part II.        Other Information
--------        -----------------

                Item 1.    Legal Proceedings                              12
                Item 2.    Changes in Securities                          12
                Item 3.    Defaults Upon Senior Securities                12
                Item 4.    Submission of Matters to a Vote
                           of Security Holders                            12
                Item 5.    Other Information                              12
                Item 6.    Exhibits and Reports on Form 8-K               13


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                                FOUNTAIN PHARMACEUTICALS, INC.
                                        BALANCE SHEETS


                  ASSETS                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                              June 30,                                                            June 30,
                                1997        September 30,                                           1997         September 30,
                             (Unaudited)        1996                                             (Unaudited)         1996
                             -----------    -------------                                        -----------     -------------
Current assets:                                                Current liabilities:
   Cash and cash equivalents  $     3,520     $    66,647        Notes payable, officer (Note 3) $    80,000     $
   Accounts receivable            429,820         236,032        Current portion of
   Inventories                    102,800         104,866         liabilities not subject
   Prepaid expenses                40,892          46,574         to compromise                       28,780         26,808
                              -----------     -----------
                                                                 Current portion of
                                                                  liabilities subject to
                                                                  compromise                          90,046         84,983
                                                                 Accounts payable and
                                                                  accrued expenses                   337,069        108,091
                                                                                                  ----------     ----------

    Total current assets          577,032         454,119        Total current liabilities           535,895        219,882
                                                                                                  ----------     ----------

                                                               Liabilities not subject to
                                                                 compromise, non-current              10,215         32,053
                                                                                                  ----------     ----------
Furniture and equipment, less                                  Liabilities subject to
   accumulated depreciation                                      compromise, non-current              23,936         92,298
                                                                                                  ----------     ----------
   ($251,949, June 30, 1997;
   $232,136, September 30, 1996)   12,110          31,924
                                                               Stockholders' equity:
Patent costs, less accumulated                                   Preferred stock, par value $.001,
   amortization ($24,579, June                                    2,000,000 shares authorized
   30, 1997; $22,065 September                                   Common stock, par value
   30, 1996)                      138,678         138,575         $.001, 50,000,000 shares
                                                                  authorized; 47,516,049 issued
Other assets                        6,595           6,250         and outstanding (one vote per
                              -----------     -----------
                                                                  share                               47,516         47,516
                                                                 Class B common stock; par value
                                                                  $.001, 5,000,000 shares
                                                                  authorized; 90,100 shares
                                                                  issued and outstanding (five
                                                                  votes per share)                        90             90
                                                                 Additional paid-in capital       14,529,102     14,529,102
                                                                 Accumulated deficit             (14,412,339)   (14,290,073)
                                                                                                  ----------     ----------
                                                                  Total stockholders'
                                                                  equity                             164,369        286,635
                                                                                                  ----------     ----------


                                                                 Total liabilities and
Total assets                  $   734,415     $   630,868         stockholders' equity           $   734,415    $   630,868
                              ===========     ===========                                        ===========    ===========



                                             See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended            Nine Months Ended
                                                      June 30,                        June 30,
                                             --------------------------    ---------------------------
                                                  1997          1996           1997            1996
                                             -----------    -----------    -----------     -----------
Revenue                                      $   819,403    $   887,126    $ 1,141,761     $ 1,499,232

Cost of sales                                    448,204        479,770        597,886         753,282
                                             -----------    -----------    -----------     -----------

Gross profit                                     371,199        407,356        543,875         745,950
                                             -----------    -----------    -----------     -----------

Operating expenses:
    Research and development                      35,863         44,025        147,899          60,686
    General and administrative                    87,988        122,573        262,246         316,367
    Selling                                       74,697         78,823        204,137         208,155
    Depreciation and amortization                  5,855         10,242         22,328          33,647
                                             -----------    -----------    -----------     -----------

Total operating expenses                         204,403        255,663        636,610         618,855
                                             -----------    -----------    -----------     -----------

Income (loss) from operations                    166,796        151,693    (    92,735)        127,095

Other income (expenses):
    Interest expense                         (     9,339)    (   10,523)   (    21,438)    (    14,312)
    Other income (expense)                   (     4,239)    (      224)   (     8,093)    (       177)
    Reorganization expenses                                  (        8)                   (    22,843)
                                             -----------      ---------     ----------      ----------

Total other income (expenses)                (    13,578)    (   10,755)   (    29,531)    (    37,332)

Income (loss) before extraordinary item          153,218        140,938    (   122,266)         89,763

Extraordinary gain, net of $0 income taxes                       14,678                        337,046
                                              ----------     ----------     ----------     -----------

Net income (loss)                             $  153,218     $  155,616    ($  122,266)    $   426,809
                                              ==========     ==========     ==========     ===========



Earnings per share:

    Income (loss) before extraordinary item      $ .0032        $ .0030       ($ .0026)       $ .0020

    Extraordinary gain                                            .0003                         .0077
                                                 -------        -------        -------        -------

    Net income (loss)                            $ .0032        $ .0033       ($ .0026)       $ .0097
                                                 =======        =======        =======        =======

    Weighted average number of shares
      outstanding:                            47,606,149     47,606,149     47,606,149     43,977,117
                                              ==========     ==========     ==========     ==========








                       See notes to financial statements.

                        FOUNTAIN PHARMACEUTICALS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM SEPTEMBER 30, 1996 THROUGH JUNE 30, 1997
                                  (UNAUDITED)

                                                     Class B
                                 Common Stock      Common Stock      Additional
                            --------------------  -----------------    Paid-In      Accumulated
                              Shares      Amount  Shares     Amount    Capital        Deficit       Total
                            ----------   -------  -------    ------  -----------    ------------   ---------
Balances
  October 1, 1996           47,516,049   $47,516  90,100     $   90  $14,529,102  ($14,290,073)    $286,635


Net loss for the period                                                             (   122,266)   (122,266)
                            ----------   -------  -------    ------  -----------    ------------   ---------

Balances
  June 30, 1997             47,516,049   $47,516  90,100     $   90  $14,529,102  ($14,412,339)    $164,369
                            ==========   =======  ======     ======  ===========  =============    ========







































                      See notes to financial statements.

                        FOUNTAIN PHARMACEUTICALS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                   Nine Months Ended June 30
                                                 ----------------------------
                                                   1997                 1996
                                                 --------             -------

Cash flows from operating activities:
   Net income (loss)                            ($122,266)           $426,809
   Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
     Extraordinary gain                                             ( 337,046)
     Depreciation and amortization                 22,328              33,647
     Loss on disposal of assets                                         3,010
     Increase (decrease) in cash due to
        changes in assets and liabilities:
          Accounts receivable, trade            ( 193,788)           (453,760)
          Inventories                               2,066              39,090
          Prepaid expenses and
            other assets                            2,720               3,228
          Accounts payable and
            accrued expenses                      228,978             176,973
                                                 --------             -------

Net cash used in
   operating activities                         (  59,962)          ( 108,049)
                                                 --------            --------

Cash flows from investing activities:
   Deferred patent costs incurred                                   (  19,777)
   Acquisition of furniture and
     equipment                                                      (   7,851)
                                                 --------            --------

Net cash used in
   investing activities                                             (  27,628)
                                                 --------            --------

Cash flows from financing activities:
   Proceeds from line of credit                   270,000
   Repayment of line of credit                  ( 270,000)
   Officer loans and advances                      80,000
   Proceeds from stock offering, net                                  250,000
   Repayment of liabilities under
     Reorganization Plan                        (  83,165)          (  76,087)
                                                 --------            --------

Net cash provided by (used in)
   financing activities                         (   3,165)            173,913
                                                 --------            --------

Increase (decrease) in cash                     (  63,127)             38,236

Cash at beginning of period                        66,647              82,245
                                                 --------            --------

Cash at end of period                            $  3,520            $120,481
                                                 ========            ========

Interest paid for period                         $ 17,813            $ 13,486
                                                 ========            ========

                      See notes to financial statements.

                        FOUNTAIN PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended September 30, 1996.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the nine months ended June 30, 1997 and 1996 are not necessarily indicative of the results for a full year.

3. The Company has obtained short term loans from its president which are payable upon demand at an interest rate of 10 percent per annum.

4.   Subsequent Events:

     Subsequent to the quarter ended June 30, 1997, the Company completed a private placement on July 17, 1997, of 2,000,000 shares of Series A Convertible Preferred Stock to Fountain Holdings, LLC, an investment group managed by Eaglestone Capital Services, Inc. As a result of this placement, the Company obtained additional working capital of $2,500,000, which will enhance the expansion of the Company's sales and marketing program, as well as to further the Company's research and development efforts. The placement was undertaken through the sale of newly designated convertible preferred stock which permits the holders thereof to convert into approximately 25.3 million shares of the Company's Common Stock, which currently represents approximately one-third of the Company's outstanding stock on a post conversion basis. Prior to conversion, the holders of the preferred stock will have the right to nominate a majority of the Company's Board of Directors and to vote as a class on all matters that require a vote of stockholders. As part of this transaction, the company repaid fifty percent of the short-term loans owed to its president and agreed to repay the remainder within the next quarter.

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

      Subsequent to the quarter ended June 30, 1997, the Company completed the sale of $2.5 million of newly designated Series A Convertible Preferred Stock to a private investment group. (See "Liquidity and Capital Resources").

      RESULTS OF OPERATIONS

      During the quarter ended June 30, 1997, the Company realized net income of $153,218 on revenues of $819,403, compared to net income of $155,616 on revenues of $887,126 for the quarter ended June 30, 1996. The decreases in revenues and income were primarily attributable to discontinued product lines and services. The Company expects additional orders from two principal European licensees during the remaining months of the fiscal year ending September 30, 1997 ("Fiscal 1997"). However, there can be no assurances that subsequent orders will be received.

      During the quarter, the Company incurred operating expenses of $204,403, a 20% decrease over operating expenses of $255,663 in the quarter ended June 30, 1996. This decrease in operating expenses was primarily due to a reduction in salaries, legal fees, and travel activities. Management expects that operating expenses are likely to increase modestly during the remainder of the year ending September 30, 1997 due to anticipated increases in research and development expenses relating to new projects. Management believes that the Company will realize receipts during that time period sufficient to satisfy these expenses as well as other anticipated obligations.

      During the nine months ended June 30, 1997, the Company incurred a net loss of $122,266, on revenues of $1,141,761, compared to net income of $426,809 on revenues of $1,499,232 for the comparable period ended June 30, 1996. This decrease in net income was attributable primarily to decreased revenues during the nine months ended June 30, 1997 and an extraordinary gain of $337,046 recorded as of June 30, 1996 as a result of debt reduction pursuant to the Plan. Such decreased revenues were a result, primarily, of discontinued product lines and services, in addition to the negative impact of adverse climatic conditions experienced during this period in Europe, which due to the seasonal nature of its principal product, a sunscreen, resulted in lower sales volume. Management also anticipates that this seasonality of revenue will be reduced in time as the Company's product line and geographic expansion continues.

      For the near term, the Company will continue to focus upon increasing sales through its existing and new license arrangements and expanding upon these associations.

      LIQUIDITY AND CAPITAL RESOURCES

      From inception through the quarter ended June 30, 1994, the Company's principal sources of working capital were derived from a series of private financing transactions and an initial public offering in 1990. As a result of the Company's declining equity and assets, the Company's securities were delisted from The NASDAQ SmallCap Market(sm) during May 1994 and the securities have since traded on the less liquid market of the OTC Bulletin Board.

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

      As of June 30, 1997, the Company had working capital of $41,137, a $193,100 decrease from working capital of $234,237 as of September 30, 1996, and a $371,398 decrease from the Company's working capital of $412,535 as of June 30, 1996. Such decrease in working capital is primarily attributable to expenses incurred in connection with increased marketing activity, research and development efforts, and European patent fees, in addition to debt obligations under the Plan, line of credit, and delays in orders from the Company's European licensees due to adverse climatic conditions.

      Under the Plan, the Company was subject to $319,278 of pre- bankruptcy liabilities to be paid under the Plan over a maximum of thirty-three months which commenced February 1996. Presently, pre- bankruptcy liabilities amount to $152,977. Payments pursuant to the Plan were current as of June 30, 1997, and management expects all such required payments to be made on a timely basis.

      During the periods covered by this report, the Company's principal sources of working capital were derived from revenues, a $100,000 line of credit, and short term advances of $80,000 from the Company's Chief Executive Officer.

      Subsequent to the quarter ended June 30, 1997, the Company completed a private placement on July 17, 1997, of 2,000,000 shares of Series A Convertible Preferred Stock to Fountain Holdings, LLC, an investment group managed by Eaglestone Capital Services, Inc. As a result of this placement, the Company obtained additional working capital of $2,500,000, which will enhance the expansion of the Company's sales and marketing program, as well as to further the Company's research and development efforts. The placement was undertaken through the sale of newly designated convertible preferred stock which permits the holders thereof to convert into approximately 25.3 million shares of the Company's Common Stock, which currently represents approximately one-third of the Company's outstanding stock on a post conversion basis. Prior to conversion, the holders of the preferred stock will have the right to nominate a majority of the Company's Board of Directors and to vote as a class on all matters that require a vote of stockholders.

      Historically, the Company's unexercised warrants had been a potential source of capital for the Company. However, all previously existing Class A, B, C and D warrants have expired. The 3,450,001 common stock warrants presently vested and outstanding bear exercise prices ranging from $.04 to $.78. Given the market price of the Company's Common Stock, it is feasible that some of these warrants could be exercised, but there can be no assurance in this matter.

      Based upon the Company's current capital structure, an exercise of all of the issued and outstanding warrants, notwithstanding market conditions, would not be possible since the number of warrants (assuming full vesting) exceeds the number of shares that remain authorized and available for issuance. An inability to issue shares upon the exercise of the warrants could conceivably delay any funding which the Company could otherwise receive from the exercise of such warrants pending adequate capitalization.

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

Item 2.     Changes in Securities
            ---------------------
      None.

Item 3.     Defaults upon Senior Securities
            -------------------------------
      None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
      None.

Item 5.     Other Information
            -----------------

      a.    Change in Board of Directors
            ----------------------------

      Concurrent with the closing of the sale of 2 million shares of convertible preferred stock to Fountain Holdings, LLC ("Holdings"), the Company accepted the resignation of James Vatell and James Goddard, M.D., from its Board of Directors. These vacancies were filled by the appointment to the Board of Directors of Dr. Christopher Brown and Joseph Schuchert, nominees of Holdings. As reconstituted, the Company's Board of Directors presently consists of John C. Walsh, Chairman and Chief Executive Officer, James Fuchs, Dr. Christopher Brown and Joseph Schuchert.

      b.    Patents
            -------

      The Company was granted a Norwegian patent on June 18, 1997 (No. 180771). This patent is a counterpart to the already-granted patents in the Company's portfolio which cover a method for making Solvent Dilution Microcarriers. This patent will remain in effect for twenty years from the date of filing (June 8, 1989) until June 8, 2009.

      c.    General
            -------

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      When used in this Quarterly Report on Form 10-QSB and in other public statements by the Company and Company officers, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the Company's ability to retain existing or obtain additional licensees who act as distributors of its products; (ii) the Company's ability to obtain additional patent protection for its encapsulation technology; and (iii) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and registration statements filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements when made, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      (a)   Exhibits:

            Exhibit 27 - Financial Data Schedule (Electronic filing only).

      (b)   Reports on Form 8-K

            The Company filed a Current Report on Form 8-K on July 31, 1997, for the purpose of reporting the sale of $2.5 million of Series A Convertible Preferred Stock to Fountain Holdings, LLC, an investment group managed by Eaglestone Capital Services,Inc., and the appointment of Mr. Joseph Schuchert and Christopher C. Brown, M.D., to the Board of Directors, to fill vacancies on the Board created by the resignations of Mr. James Vatell and James Goddard, M.D.

                        FOUNTAIN PHARMACEUTICALS, INC.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOUNTAIN PHARMACEUTICALS, INC.



Dated:  August 14, 1997                   /s/John C. Walsh
                                          --------------------------------------
                                          JOHN C. WALSH,
                                          Chief Executive Officer