Form 10KSB
period 1997-09-30
FOUNTAIN PHARMACEUTICALS INC
filed 1997-12-10
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1997
                           Commission File No. 0-18399

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Registrant's revenues for the year ended September 30, 1997:
                                        $1,317,994

      The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of December 5, 1997 was approximately $2,680,774, based upon the closing sales price of the Company's Common Stock as of December 5, 1997 (see Footnote (1) below).


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

                            Yes   X           No
                                -----            -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

      The number of shares outstanding of the Registrant's class of Common Stock, par value $.001 per share, as of December 5, 1997, was 47,516,049.

      The number of shares outstanding of the Registrant's Class B Common Stock, par value $.001 per share, as of December 5, 1997, was 90,100.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None
                                      ----

                 Transitional Small Business Disclosure Format:

                            Yes               No   X
                                -----            -----






______________________

(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
         --------------------------------------------------------------


When  used in this  Annual  Report on Form  10-KSB,  the  words  "may,"  "will,"
"expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company's ability to retain existing or obtain additional licensees who act as distributors of its products; (ii) the Company's ability to obtain additional patent protection for its encapsulation technology; and (iii) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

      In July 1997, the Company completed a private placement of 2,000,000 newly-designated and issued shares of Series A Convertible Preferred Stock (the "Preferred Stock") to Fountain Holdings, LLC ("Holdings"), a Wyoming limited liability company, controlled by Joseph S. Schuchert, Jr. As a result of this private placement (the "Private Placement"), the Company obtained additional working capital of $2.5 million, which it intends to utilize to enhance the expansion of the Company's sales and marketing program, as well as to further the Company's research and development efforts. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

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

      Since inception, the Company's focus has been upon the creation of new proprietary products through the application of its encapsulation technologies to existing compounds, thereby in the process creating a new and enhanced product which offers advantages over a non- encapsulated format. The Company has also undertaken test encapsulations on products that are proprietary to other companies with the goal of securing appropriate licensing or other joint venture arrangements for such products.

      The Company has developed a number of proprietary products utilizing its SDMC technologies. These include non-regulated consumer goods and dermatologic products consisting of sunscreens, lotions and moisturizers. These products have been marketed by the Company under the Octazome(R), LyphaZome(R) and Daylong(R) names and under other proprietary names of licensees.

      The Company has also in the past pursued the development of other non-regulated products for use in a variety of applications as well as other proprietary products that are subject to FDA regulation, such as certain burn care compounds, vaccines and topical steroids. The Company has previously conducted human clinical testing of encapsulated silver sulfadiazine under strictly established medical protocols. Due to the difficulty of the protocols involved, however, insufficient numbers of patients have been tested so as to permit the extraction of conclusive test results necessary to continue seeking regulatory approval from the FDA. Due to the substantial time and expense involved in developing regulated products such as silver sulfadiazine compounds, these and other regulated products have not yet been fully developed and some will remain a lower corporate priority. The Company intends to proceed with the development of certain other regulated products utilizing funds obtained through the Private Placement in July 1997. See "Background". The Company will continue to pursue collaborative efforts with other companies to develop additional regulated products.

      BUSINESS STRATEGY

      The Company's initial focus was on the development of its own proprietary health care products using SDMCs; however, in recognition of the material expenses and delays associated with obtaining regulatory approvals for the commercialization of regulated products, and at a time when the Company's financial resources were very limited, the Company re-directed the principal focus of its efforts and resources towards the development and marketing of less regulated items including a full line of skin care products and sunscreens utilizing the SDMC technology. With the infusion of additional capital in July 1997 (see "Background"), the Company plans to expand its effort to market unregulated products and to readdress the development of certain regulated products. Additionally, the Company will continue to pursue arrangements with third parties whereby the Company can expand its markets and the costs of marketing and distribution of its products are not borne by the Company. Generally, in its licensing arrangements, the Company provides the raw materials or finished product for distribution and sale by the third party licensee. The licensee remains responsible for all marketing and sales efforts.

      On a case by case basis in the United States, the Company will determine its interest in collaborative arrangements with larger pharmaceutical companies in the advancement of new regulated products through the approval process and into the marketplace. In general, for international approvals and marketing, the Company intends to rely on such larger organizations.

      Currently, the Company principally licenses and supplies moisturizers and sunscreen products through its licensing arrangements with pharmaceutical companies. See "Sales and Marketing." The Company recommenced its research and development efforts with the addition of a laboratory facility in the third quarter of fiscal 1996, for which funds were made available in connection with the implementation of the Plan, and for which additional funds are now available as a result of the Private Placement. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." While the Company's sales currently focus upon its line of sunscreen and moisturizer products, management believes that expansion of the Company's licensing arrangements and the scope of product development activities may offer marketing opportunities for additional consumer products. However, there can be no assurances to that effect.

      SALES AND MARKETING

      From inception through 1994, the Company had undertaken its marketing activities principally through the efforts of management and independent sales and marketing consultants who initiated sales efforts with certain retail department stores, hospitals and health care institutions, retail pharmaceutical chains and scientific organizations. However, over the past three years, in view of the Company's limited financial resources, it has focused its marketing efforts on the sale of products through licensing arrangements with certain pharmaceutical companies. Management believes that these licensing arrangements have offered significant marketing opportunities without imposing material operating expenses upon the Company, and that these types of arrangements should be expanded. Additionally, the Company now intends to participate directly in markets where such efforts are deemed appropriate.

      The Company has three principal licensing arrangements with major European licensees. Under such arrangements the Company realizes revenues from the sale of products to the licensees who act as distributors and from royalties which are earned as the result of subsequent sales of these products by such licensees. Of its licensees, Spirig AG and Nycomed Pharma represent in the aggregate more than 82% of the sales of the Company's products. The Nycomed Pharma license covers markets in Norway, Denmark, Belgium, Holland and Luxembourg. Spirig AG, the Company's licensee for Switzerland and Germany, expanded its arrangements with the Company to include markets in Eastern Europe. In January 1996, the Company entered into a long-term license and supply agreement with Dermik Laboratories, Inc. As of November 1996, Dermik terminated the agreement based on their interpretation of a technical provision of the agreement. The Company is not in agreement with Dermik's interpretation, and on November 25, 1997, the Company filed a complaint against Dermik. See "ITEM 3 - LEGAL PROCEEDINGS". The Company is actively pursuing similar marketing arrangements with other licensees, including several who had previously expressed interest in the Company's products. The Company plans to focus upon expanding into markets, which may include, but are not limited to, Asia and South America.

GOVERNMENTAL REGULATIONS

      The Company had undertaken the development of a number of products which incorporate its SDMC technologies in regulated fields. These products remain in various stages of development, from preliminary laboratory research, pre-clinical testing to human clinical testing and will now be, with the availability of new funds via the private placement noted above, reconsidered for further developmental efforts by the Company, or with the collaboration of a corporate sponsor or joint venture participant.

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

      Certain of the products previously developed or targeted for development by the Company are largely unregulated and do not require any regulatory approvals or filings with any regulatory agencies. This principally entails the Company's moisturizer products. Certain other products of the Company which were unregulated in the past such as its sunscreen products are now regulated as over-the-counter drugs. These products are required to receive additional testing for stability purposes and must consist of "approved materials." These products are subject to stringent recordkeeping requirements. However, no filing or pre-approval process with any regulatory agency must be complied with in connection with these products.

PATENTS AND PROPRIETARY TECHNOLOGY

      The Company has obtained and is continuing to actively pursue patent protection for certain component elements of its proprietary encapsulation technologies, both in the United States and abroad.

      The Company has obtained patents for its novel method for making lipid-based carrier vehicles or "SDMCs": U.S. Patent 5,133,965 issued on July 28, 1992, and U.S. Patent 5,269,979 issued on December 14, 1993. These patents relate to unique methodology for making relatively small-sized, homogenous populations of lipid-based carrier vehicles. A shelf-stable precursor solution containing a drug or other substance can be converted into the vehicles by simple aerosolization or dilution with water. The precursor solution can also be dried onto a surface, such as a bandage material, and rehydrated upon contact with fluids at the wound site to deliver medicaments to the wound. Counterpart patents have issued in Australia, Norway, Israel, Spain and EPC (European Patent Convention). The European patent was validated in Austria, Belgium, France, Great Britain, Germany, Italy, Luxembourg, Netherlands, Sweden, Switzerland-Liechtenstein, and Singapore. The Company has counterpart applications on file in Canada and Japan in which the Company is awaiting an official action by the patent office.

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

COMPETITION

      Competition for the development and sale of non-regulated pharmaceutical and consumer goods products is intense. The Company and its licensees will be competing against consumer goods and other companies that have substantial resources and are well positioned to subsidize the cost of product development, establish distribution channels, develop marketing plans and hire sales persons. Notwithstanding that management believes that the Company's encapsulated products provide benefits over existing products, there can be no assurances that the Company's marketing and sales efforts, either directly or through licensees, will be successful in light of such intense competition.

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

      As of December 5, 1997, the Company employed seven (7) persons including its chief executive officer, a director of finance and administration, a technical director, warehouse and administrative personnel.

ITEM 2
------

      PROPERTIES
      ----------

      The Company owns no real property. The Company leases approximately 6,000 square feet of office, laboratory and warehouse facilities located in Largo, Florida. The lease provides for a monthly rental of $4,900 for a term of two years, which commenced April 1, 1996, with an option for an additional one year period. This facility is adequate for the Company's current and foreseeable needs.

ITEM 3
------

      LEGAL PROCEEDINGS
      -----------------

      On November 25, 1997, the Company filed a complaint (Docket No.: November Term 1997, No. 3611) in the Court of Common Pleas for Philadelphia County, against Dermik Laboratories, Inc., alleging a breach and improper termination by Dermik of the parties' contract to distribute Daylong(R) sunscreen products.

ITEM 4
------

      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      ---------------------------------------------------

      None.

                                     PART II

ITEM 5
------

      MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      ----------------------------------------------------------------------

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

      The following table sets forth certain information with respect to the high and low market prices of the Company's Common Stock for the fiscal years ended September 30, 1996 and 1997, and for the first quarter of its fiscal year ended September 30, 1998. No trading market exists for shares of the Company's Class B Common Stock.

      Fiscal 1996                       HIGH              LOW
      -----------                       ----              ---
      First Quarter                     .063              .016
      Second Quarter                    .547              .188
      Third Quarter                     .25               .188
      Fourth Quarter                    .172              .109

      Fiscal 1997                       HIGH              LOW
      -----------                       ----              ---
      First Quarter                     .20               .05
      Second Quarter                    .17               .063
      Third Quarter                     .25               .06
      Fourth Quarter                    .40               .15

      Fiscal 1998                       HIGH              LOW
      -----------                       ----              ---
      First Quarter                      .19              .12
      (October 1-December 5, 1997)

      The closing price of the Company's Common Stock on December 5, 1997 was $.12.

      The high and low prices (based on the average bid and ask prices) for the Company's Common Stock, as reported by The NASDAQ SmallCap Market(sm) and the OTC Bulletin Board, as applicable. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.
                                       11

      B.    Sales of Securities
            -------------------

            On July 17, 1997, the Company completed the sale of 2,000,000 newly-designated and issued shares of Series A Convertible Preferred Stock in a private placement transaction. The Preferred Stock was sold for $2.5 million in a private transaction to Fountain Holdings, LLC, a Wyoming limited liability company, controlled by Joseph S. Schuchert, Jr., who joined the Board of Directors of the Company in connection with such transaction. See "ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT- Voting Rights of Preferred Stock."

      C.    Reverse Stock Split
            -------------------

            In order to facilitate the conversion of the Company's Preferred Stock and to enhance the market price and liquidity of the Company's Common Stock, the Company has undertaken a one for twenty reverse stock split, specifically, a conversion of every twenty issued and outstanding shares into one share of the same class of Common Stock (the "Reverse Stock Split"). As of October 9, 1997, the Board of Directors of the Company adopted resolutions authorizing the Reverse Stock Split. As of November 12, 1997, the Reverse Stock Split was also duly authorized and approved by the holders of the majority of the Common Stock and by all of the holders of the Company's Preferred Stock by written consent in lieu of a special meeting. As of November 19, 1997, the Company furnished an Information Statement to the holders of shares of Common Stock and Class B Common Stock providing notice of the Reverse Stock Split to such stockholders. The Company anticipates that the Reverse Stock Split will become effective as of December 11, 1997, upon the amendment to the Company's Restated Certificate of Incorporation which provides for such Reverse Stock Split. However, there can be no assurances to that effect. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

      D.    Holders
            -------

            Records of the Company's stock transfer agent indicate that as of December 5, 1997, the Company had 436 record holders of its Class B Common Stock and Common Stock. Since a significant number of the shares of the Company are held by financial institutions in "street name," it is likely that the Company has significantly more stockholders than indicated above. The Company estimates that it has approximately 2,776 record holders, including such shares held in "street name."

      E.    Dividends
            ---------

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

      In July 1997, the Company completed a private placement of 2,000,000 newly-designated and issued shares of Series A Convertible Preferred Stock to Fountain Holdings, LLC, a Wyoming limited liability company, controlled by Joseph S. Schuchert, Jr. As a result of the Private Placement, the Company obtained additional working capital of $2.5 million, which it intends to utilize to enhance the expansion of the Company's sales and marketing program, as well as to further the Company's research and development efforts.

      RESULTS OF OPERATIONS

      During the fiscal year ended September 30, 1997, the Company realized a net loss of $296,602 on revenues of $1,317,994, compared to net income of $302,634 on revenues of $1,676,819 for the fiscal year ended September 30, 1996. This decrease in net income was attributable primarily to decreased revenues during fiscal 1997 and an extraordinary gain of $334,761 recorded during fiscal 1996 as a result of debt reduction pursuant to the Plan.

      Revenues for fiscal 1997 of $1,317,994 represented a decrease of $358,825 or 21.4% from revenues of $1,676,819 during fiscal 1996. Such decreased revenues were a result, primarily, of discontinued product lines and services, in addition to the negative impact of adverse climatic conditions experienced during the fiscal year 1997 in Europe, which due to the seasonal nature of its principal product, a sunscreen, resulted in lower sales volume. Management also anticipates that this seasonality of revenue will be reduced in time as the Company's product line and geographic expansion continues.

      During the fiscal year ended September 30, 1997, the Company incurred operating expenses of $912,326, a 12.7% increase over operating expenses of $809,629 for the prior year ending September 30, 1996. This increase in expenses was primarily due to research and development expenses relating to new projects and additional personnel.

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

      During the period from the quarter ended June 30, 1994 throughout the bankruptcy proceedings, the Company's operations were funded primarily through sales of products and from royalties. Under the terms of the Plan, the liabilities of the Company were reduced by approximately 55% and the Company obtained working capital of $250,000 as the result of the purchase by the Company's Chief Executive Officer of 25,000,000 shares of the Company's Common Stock at a purchase price of $.01 per share in December 1995.

      Under the Plan, the Company was subject to $319,278 of pre-bankruptcy liabilities to be paid under the Plan over a maximum of thirty-three months which commenced February 1996. Presently, pre-bankruptcy liabilities amount to $124,351. Payments pursuant to the Plan were current as of September 30, 1997, and management expects all such required payments to be made on a timely basis.

      As of September 30, 1997, the Company had working capital of $2,322,748, an increase of $2,088,511 from the level of working capital of $234,237 as of September 30, 1996. Such increase in working capital is primarily attributable to the sale of $2.5 million of Preferred Stock in July 1997. During Fiscal 1997, the Company's other principal sources of working capital were derived from revenues, a $100,000 line of credit with First Union National Bank of Florida, and short term advances of $80,000 from the Company's Chief Executive Officer. As of December 5, 1997, the Company had no outstanding balance under its line of credit.

      During July 1997, the Company completed a Private Placement of 2,000,000 shares of Series A Convertible Preferred Stock to Fountain Holdings, LLC. As a result of the Private Placement, the Company obtained additional working capital of $2.5 million, which management believes will enhance the expansion of the Company's sales and marketing program, as well as to further the Company's research and development efforts. The Preferred Stock is convertible at the election of the holder, into approximately 25.3 million shares of the Company's Common Stock, which currently represents approximately one-third of the Company's outstanding stock on a post-conversion basis. Prior to conversion, the holders of the Preferred Stock have the right to elect a majority of the Company's Board of Directors and to vote as a class on all matters that require a vote of stockholders. See "ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Voting Rights of Preferred Stock."

      Historically, the Company's unexercised warrants had been a potential source of capital for the Company. However, all previously existing Class A, B, C and D warrants have expired. The 3,450,001 common stock warrants presently vested and outstanding bear exercise prices ranging from $.04 to $.78. Given the market price of the Company's Common Stock, it is feasible that some of these warrants could be exercised, but there can be no assurance in this matter. Based upon the Company's current capital structure, an exercise of all of the issued and outstanding warrants, notwithstanding market conditions, would not be possible since the number of warrants exceeds the number of shares that remain authorized and available for issuance. However, in order to facilitate the conversion of the Company's Preferred Stock and to enhance the market price and liquidity of the Company's Common Stock, the Company has undertaken a one for twenty reverse stock split, specifically, a conversion of every twenty issued and outstanding shares into one share of the same class of Common Stock. As of October 9, 1997, the Board of Directors of the Company adopted resolutions authorizing the Reverse Stock Split. As of November 12, 1997, the Reverse Stock Split was also duly authorized and approved by the holders of the majority of the Common Stock and by all of the holders of the Company's Preferred Stock by written consent in lieu of a special meeting. As of November 19, 1997, the Company furnished an Information Statement to the holders of shares of Common Stock and Class B Common Stock providing notice of the Reverse Stock Split to such stockholders. The Company anticipates that the Reverse Stock Split will become effective as of December 11, 1997, upon the amendment to the Company's Restated Certificate of Incorporation which provides for such Reverse Stock Split. However, there can be no assurances to that effect.

      EFFECTS OF INFLATION

      The Company does not expect inflation to materially effect its results of operations, however, it does expect that its operating costs and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

ITEM 7
------

      FINANCIAL STATEMENTS
      --------------------

      Financial statements are included under Item 13(A) and may be found at pages F-1 through F-17.

ITEM 8
------

      CHANGES IN AND DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
      --------------------------------------------------------------------------
      DISCLOSURE
      ----------

      None.

                                    PART III
                                    --------

ITEM 9
------

      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
      ----------------------------------------------------
      PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
      ----------------------------------------------------------

      A.    Identification of Executive Officers and Directors
            --------------------------------------------------

            The following table sets forth certain information with respect to each of the executive officers and directors of the Company. Ms. Carol Rae will commence her service as a director as of December 11, 1997. Each of the directors named below will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified.

Name                          Age         Position(s) Held
----                          ---         ----------------

John C. Walsh                 57          President, Chief Executive Officer,
                                          Chief Financial Officer and Chairman

James E. Fuchs                70          Vice Chairman, Secretary and Director

Joseph S. Schuchert, Jr.      67          Director

Dr. Christopher Brown         44          Director

Carol Rae                     51          Director


      B.    Business Experience
            -------------------

JOHN C. WALSH

      John C. Walsh has been the President, Chief Executive Officer and a director of the Company since 1992 and Chairman of the Board since 1994. From 1989 to 1992, Mr. Walsh was an investor in several private business interests. Prior to 1989, Mr. Walsh held various positions with Merck & Co., Inc., a leading international pharmaceutical company, for over twenty years. Among the positions held, Mr. Walsh served as Senior Vice-President, Europe, with responsibility for operations representing approximately 25% of Merck's business, and as Vice-President, Latin-America with responsibility for regional operations. He served as Managing Director of Merck, Sharpe & Dohme, Brazil and Merck, Sharpe & Dohme, Venezuela, subsidiaries of Merck. He also has broad experience in the financial management and accounting fields. Mr. Walsh holds a bachelor of science degree from Villanova University and is a Certified Public Accountant.

JAMES E. FUCHS

      Mr. Fuchs has been a member of the Company's Board of Directors since November 1990 and assumed the office of Treasurer of the Company in April 1992. Mr. Fuchs is Chairman and Chief Executive Officer of The Grenfox Group, Inc., a company in the business of developing environmentally friendly products for the ink and coatings market. He was Chairman and Chief Executive Officer of Fuchs, Cuthrell & Co., Inc., an international human resources consulting firm specializing in corporate executive outplacement and post-career planning from 1970 to 1994. Among the executive positions he has held are managerial and account executive positions for the National Broadcasting Company; Vice President and Senior Corporate Marketing Officer of Curtis Publishing Company; Vice President, Marketing and Communications, and Director of Mutual Broadcasting Systems; President and Director of Mutual Sports, Inc., and Senior Vice President, Marketing, and a Director for a specialized executive consulting firm. From 1982 through 1996, Mr. Fuchs was Chairman and, as of 1997, is now Executive Director of the Silver Shields Foundation, which supports the education of children and widows of New York/New Jersey area law enforcement officers and firefighters that are killed in the line of duty. Mr. Fuchs is a Yale graduate and a two-time U.S. Olympic medalist and gold medalist in the shot put and discus in the first Pan American Games. He is a member of the Board of Directors of the United States Olympic Committee.

JOSEPH S. SCHUCHERT, JR.

      Mr. Schuchert has been a member of the Company's Board of Directors since July 1997. He is Chairman, CEO and co-founder of Kelso & Company, Inc., one of the oldest and most established firms specializing in private equity investing and in leveraged acquisitions both as a principal and as financial advisor since 1971. Kelso makes equity investments on behalf of investment partnerships which it manages; and, since 1980 has acquired more than 51 companies for more than $10 billion of aggregate acquisition price. Prior to joining Kelso, Mr.
Schuchert specialized in corporate, securities and tax law before his involvement in ESOP corporate finance techniques. Mr. Schuchert received a B.S. in electrical engineering from Carnegie Mellon University and an L.L.B. from the University of Pittsburgh Law School. Mr. Schuchert serves as a Trustee at Carnegie Mellon University and is a member of the Board of Directors of American Standard, Inc., Earle M. Jorgensen Company and the United States Chamber of Commerce. Mr. Schuchert is active in and serves as a director of Four Winds Ministries, Inc., a ministry which supports and directs homes for unwed mothers and abused women, and a national Christian radio broadcast known as "Come Up Higher."

DR. CHRISTOPHER BROWN

      Dr. Brown has been a member of the Company's Board of Directors since July 1997. Dr. Brown is board certified in both internal medicine and infectious diseases and currently practices internal medicine in Sheridan, Wyoming. Dr. Brown also consults for Eaglestone Capital, a venture capital group, with responsibilities including the evaluation of medical and biotechnology companies with investment potential. Previously, Dr. Brown was employed at the National Institutes of Health (NIH) in Bethesda, Maryland, for ten years, where he was involved in basic and clinical research in HIV immunology as well as neutrophil biology. For three of the ten years, he directed the Diagnostic and Immunology Research Laboratory in Kinshasa, Zaire. This laboratory was part of an international HIV research project jointly funded and directed by NIH, CDC, Institute of Tropical Medicine, Tufts University, and the Armed Forces Institute of Pathology. His research has been published in peer-reviewed journals and his work has been presented at a number of international meetings.

CAROL RAE

      Ms. Rae will commence her service as a director of the Company as of December 11, 1997. Ms. Rae is President and Chief Executive Officer of Integrated Media and Marketing, LLC, a multi-media production and marketing company based in Rapid City, South Dakota. Ms. Rae also serves as President of MedVal Technologies International, Inc., a manufacturer of orthopedic splints headquartered in Rapid City, South Dakota. Between 1989 and 1995, she was President and Chief Executive Officer of Magnum Diamond Corporation of Rapid City, South Dakota, a manufacturer of ophthalmic surgical instruments. Ms. Rae currently serves as a Director for Homestake Mining Company, a gold mining company based in San Francisco, California with operations throughout the world. Ms. Rae also serves as a Director of VanKoevering Company of Des Moines, Iowa, a manufacturer of interactive pianos. Ms. Rae has over twenty years experience in the sales and marketing of emerging medical and computer technologies and has held a variety of executive positions with such companies.

      Board Committee
      ---------------

      The Company has an Audit Committee of the Board of Directors which was created at a meeting of the Board of Directors on October 9, 1997. The Committee consists of Mr. Fuchs, Mr. Schuchert and, as of December 11, 1997, Ms. Rae. The Audit Committee has held no meetings. The Audit Committee is the Company's principal liaison with the Company's independent auditors and is primarily responsible for the review of accounting procedures and methods employed in connection with the Company's audit programs and related management policies. The Board of Directors has no other committees.

      Directors' Compensation
      -----------------------

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

      Involvement in Certain Legal Proceedings
      ----------------------------------------

      None.

      Compliance with Section 16(a) of the Exchange Act
      -------------------------------------------------

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports with the Securities and Exchange Commission. The Company believes that during Fiscal 1997, all Reporting Persons timely complied with all filing requirements applicable to them, except for certain reports which were subsequently filed with the Securities and Exchange Commission. These reports include: (i) a Form 5 for each of Messrs. John Walsh and James Fuchs and Dr. James Goddard; (ii) Forms 3 and 5 for Mr. James Vatell; and (iii) a Form 3 for each of Mr. Joseph Schuchert, Jr., and Dr. Christopher Brown.

ITEM 10
-------

      EXECUTIVE COMPENSATION
      ----------------------

                           SUMMARY COMPENSATION TABLE
=====================================================================================
                                                                      Long Term
                      Annual Compensation                           Compensation
-------------------------------------------------------------------------------------
                                    Fiscal Year
                                       Ended
   Name and Principal Position     September 30    Salary ($)     Options/SARS (#)
-------------------------------------------------------------------------------------
John C. Walsh(1)                       1997         $118,269             -0-
Chairman, Chief Executive Officer      1996         $137,308             -0-
and President                          1995         $125,000             -0-
=====================================================================================

(1)   Pursuant to the  Company's  Plan of  Reorganization,  Mr.  Walsh is entitled to receive  aggregate  payments of $21,615  payable  commencing  February 1996 and ending August 1998 as accrued and unpaid  salary and expenses.  As of September
      30, 1997, $15,210 of the $21,615 had been paid.


OPTION/SAR GRANTS TABLE


                      Option/SAR Grants in the Last Fiscal Year
=========================================================================================
                                  Individual Grants
-----------------------------------------------------------------------------------------
                                                 % of Total
                                                 Options/SARs    Exercise
                                                 Granted to      or Base
                       Fiscal   Options/SARs     Employees in    Price       Expiration
Name                   Year     Granted (#)      Fiscal Year     ($/Sh)      Date
-----------------------------------------------------------------------------------------
John C. Walsh          1997(1)        -0-              -0-           -0-         -0-
Chairman,
Chief Executive
Officer and President
=========================================================================================

(1)   No options were granted during Fiscal Year 1997.



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

                               Shares         Value
                     Fiscal    Acquired on    Realized    Exercisable/    Exercisable/
Name                 Year      Exercise (#)   ($)         Unexercisable   Unexercisable
-----------------------------------------------------------------------------------------
John C. Walsh        1997(1)        -0-           -0-     (U)0/(E)-0-     (E)$0/(U)-0-
Chairman, Chief
Executive Officer,
and President
=========================================================================================

(1)   Mr. Walsh does not have any stock options.


GRANT OF WARRANTS TO A DIRECTOR

      In December 1995, the Company granted warrants to purchase Common Stock to Mr. Fuchs, as well as certain directors who have subsequently resigned from the Board of Directors. Mr. Fuchs was granted 500,000 warrants, vesting pro rata over three years, at an exercise price of $.04 per share, based upon the market price of the Company's Common Stock (the "Warrants"). In exchange, the Company canceled 350,000 outstanding warrants. In connection with the sale of Preferred Stock on July 17, 1997, Mr. Fuchs' Warrants became fully vested. See "ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 11
-------

      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      --------------------------------------------------------------

      The following table sets forth, as of December 5, 1997, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock and Class B Common Stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon the total number of shares of Common Stock and Class B Common Stock outstanding and alternatively calculated based upon the percentage voting power allocated to such share ownership taking into account the disproportionate voting rights attributed to the Class B Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.


                                               Amount of                Percent of          Percent of
Name and Address                        Beneficial Ownership(3)    Beneficial Ownership   Voting Power(2)
----------------                        -----------------------    --------------------   ---------------
John C. Walsh                                25,022,000                  52.6%                52.2%
7279 Bryan Dairy Road
Largo, FL  33777

James Fuchs                                     500,000(3)                1.0%                 1.0%
565 Park Avenue
New York, NY  10021

Joseph S. Schuchert, Jr./                    25,328,074(4)               34.7%                34.7%(5)
Fountain Holdings, LLC
c/o Eaglestone Capital Services, Inc.
400 Oceangate, Suite 1125
Long Beach, CA  90802

Dr. Christopher Brown                           244,366(6)                  *(7)                 *(7)
240 Keystone Road
Sheridan, WY  82801

Carol Rae(8)                                          0                     0                    0
13117 North Creekview Road
Rapid City, SD  57702

All Directors and Officers as a Group        51,094,440                  69.6%                69.3%
(5 Persons)(8)


(1)   Except as otherwise  indicated,  includes  total number of shares  outstanding  and the number of shares which each person has the right to acquire within 60 days through the exercise of warrants or the conversion of Preferred Stock pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated  under the Securities  Exchange Act of 1934. Also reflects  47,606,149  shares of the
      Company's Common Stock (including Class B Common Stock) outstanding as of December 5, 1997.















(2)   This column takes into account the  disproportionate  voting rights granted to the holders of the
      Class B Common  Stock.  Holders of Class B Common  Stock are entitled to five (5) votes for every share held.

(3)   Prior to conversion, includes 500,000 shares of Common Stock issuable upon the exercise of common stock purchase warrants at an exercise price of $.04 per share.

(4)   Includes  25,283,024  shares of Common Stock and 45,050  shares of Class B Common Stock  issuable upon  conversion of the Preferred Stock held by Holdings.  Holdings is held 50% by Mr.  Schuchert and 50% by his  spouse,  Ms.  Karalyn R.  Schuchert.  Mr.  Schuchert  is the  managing  member of
      Holdings.

(5)   Assumes the  conversion  of the  Preferred  Stock into shares of Common  Stock and Class B Common
      Stock. See "VOTING RIGHTS OF PREFERRED STOCK."

(6)   Includes 27,270 shares of Common Stock held by Dr. Brown's spouse, Elizabeth G. Brown, and 63,921 shares of Common Stock held by Dr. Brown as custodian for his children.

(7)   Represents less than one percent.

(8)   Ms. Rae will commence her service as a director as of December 11, 1997.

      Voting Rights of Preferred Stock
      --------------------------------

      As of December 5, 1997, there are 2,000,000 shares of Preferred Stock, $.001 par value per share, authorized and outstanding, all of which is held by Holdings. Prior to the conversion of the Preferred Stock, the holders of the Preferred Stock are entitled to the number of votes to be cast by the holders of all of the then issued and outstanding Common Stock and Class B Common Stock plus seven (7) votes in all elections of directors, which enables such holders to elect a majority of the Board of Directors. In all other matters presented to stockholders for a vote, whether required by applicable corporate law or otherwise, the holders of Preferred Stock vote as a class and no vote of the stockholders will be effective without the approval of the holders of a majority of the shares of the Preferred Stock. In connection with the sale of the Preferred Stock, Dr. Christopher Brown and Mr. Joseph S. Schuchert, Jr., were appointed to the Board of Directors as nominees of Holdings. In addition, Ms. Carol Rae will commence her service as director as of December 11, 1997, as a nominee of Holdings. As of December 5, 1997, the shares of Preferred Stock are convertible into approximately 25,283,024 shares of Common Stock and 45,050 shares of Class B Common Stock, which upon conversion would represent approximately 34.7% of the outstanding Common Stock and Class B Common Stock.

ITEM 12
-------

      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      ----------------------------------------------

      Grant of Warrants to Directors
      ------------------------------

            During December 1995, the Company issued Warrants to Mr. Fuchs. See "ITEM 10 - EXECUTIVE COMPENSATION - Grant of Warrants to a Director."

      Purchase of Securities
      ----------------------

      On July 17, 1997, the Company completed the sale of 2,000,000 newly-designated and issued shares of Series A Convertible Preferred Stock in a private transaction. The Preferred Stock was sold for $2.5 million in a private transaction to Fountain Holdings, LLC, a Wyoming limited liability company controlled by Mr. Joseph S. Schuchert, Jr. Mr. Schuchert joined the Company's Board of Directors in connection with this transaction. The Preferred Stock was sold pursuant to the terms of a Stock Purchase and Subscription Agreement dated July 11, 1997 (the "Stock Purchase Agreement").

      Under the terms of the Stock Purchase Agreement, the holders of the Preferred Stock may convert their Preferred Stock into shares of the Company's Common Stock and Class B Common Stock, representing one-half of the approximately 50,656,149 issued and outstanding shares of stock as of July 17, 1997 (which included for that purpose 3,050,000 shares reserved for issuance pursuant to certain outstanding common stock purchase warrants). The conversion rate of the Preferred Stock is adjustable for certain events such as a reclassification, reorganization, combination and stock-split.

      Payment of Accrued Salary and Expenses
      --------------------------------------

      In accordance with the Plan, Mr. Walsh is entitled to receive from the Company $21,615 payable commencing February 1996 and ending August 1998 as unpaid salary and expenses that were accrued during the period from October 1994 through November 1994. As of September 30, 1997, $15,210 of the $21,615 had been paid. See "ITEM 10 - EXECUTIVE COMPENSATION."

      Line of Credit Guaranty
      -----------------------

      The line of credit obtained by the Company with First Union National Bank of Florida on October 17, 1996, is secured by the Company's accounts receivable and inventory, and is further secured by an unconditional guaranty by Mr. Walsh, the Company's Chief Executive Officer. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

      Officer Loans
      -------------

      During Fiscal 1997, the Company obtained funding from three short-term loans in the total amount of $80,000 from the Company's President at an interest rate of 10% per annum. As of December 5, 1997, $60,000 of the $80,000 had been paid.

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

      EXHIBITS, LIST AND REPORTS ON FORM 8-K
      --------------------------------------

A.    Financial Statements filed as part of this Report:

                                                                Page Reference
                                                                --------------

      Report of Independent Auditors on Financial                    F-1
      Statements of Fountain Pharmaceuticals, Inc.

      Balance Sheet as of September 30, 1997                         F-2

      Statements of Operations for the years ended                   F-3
      September 30, 1997 and 1996

      Statements of Stockholders' Equity for the                     F-4
      years ended September 30, 1997 and 1996

      Statements of Cash Flows for the years ended                   F-5
      September 30, 1997 and 1996

      Notes to Financial Statements of Fountain                 F-6 thru F-17
      Pharmaceuticals, Inc. for the years ended
      September 30, 1997 and 1996

B.    Financial Statement Schedules:

      None.

C.    The following Exhibits are filed as part of this Report:

Exhibit No. Description
----------- -----------

2.1 Amended Plan of Reorganization dated August 14, 1995 (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 28, 1996 ("March 1996 Form 8-K"))

2.2 Amended Disclosure Statement dated August 14, 1995 (Incorporated by reference to the March 1996 Form 8-K)

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

3.3 Restated Certificate of Incorporation of the Registrant, filed November 13, 1989 (Incorporated by reference to Exhibit 3.3 of the Form S-1)

3.4 By-Laws of the Registrant (Incorporated by reference to Exhibit 3.4 of the Form S-1)

3.5 Certificate of Designation, Preference and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 3.5 of the Company's Current Report on Form 8-K filed on July 31, 1997 ("July 1997 Form 8-K"))

4.1         Copy of Specimen  Stock  Certificate  (Incorporated  by reference to
            Exhibit 4.1 of the Form S-1)

4.2 Form of Warrant Agreement granted to James Goddard, Weldon Crow, Francis Werner, James Fuchs and James Vatell (Incorporated by reference to Exhibit 4.2 to the July 1997 Form 8-K)

4.3 Copy of Specimen Stock Certificate of Series A Preferred Stock (Incorporated by reference to Exhibit 4.3 to the July 1997 Form 8-K)

4.4 Registration Rights Agreement between the Registrant and Fountain Holdings, LLC, dated July 11, 1997 (Incorporated by reference to
            Exhibit 4.4 to the July 1997 Form 8-K)

4.5         Registration  Rights  Agreement  between the  Registrant and John C.
            Walsh dated July 11, 1997 (Incorporated by reference to Exhibit 4.5 to the July 1997 Form 8-K)

10.1        Transfer of  Technology  Agreement  (Incorporated  by  reference  to
            Exhibit 10.3 of the Form S-1)

10.2        Stock Option Plan  (Incorporated by reference to Exhibit 10.4 of the
            Form S-1)

10.3 Loan Agreement by and between Registrant and First Union National Bank of Florida dated October 17, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996)

10.4 Stock Purchase and Subscription Agreement between the Registrant and Fountain Holdings, LLC, dated July 11, 1997 (Incorporated by reference to Exhibit 10.4 to the July 1997 Form 8-K)

27          Financial Data Schedule (Edgar format only)

D.    Reports on Form 8-K
      -------------------

      The Company filed the following Current Report on Form 8-K during the last quarter of the fiscal year ended September 30, 1997:

1. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 1997, relating to Changes in Control of Registrant and Sale of Securities.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of December, 1997.


                                    FOUNTAIN PHARMACEUTICALS, INC.


Date:  December 10, 1997            By:    /s/ John C. Walsh
      --------------------------          -----------------------------------
                                          John C. Walsh, President
                                          Chief Executive Officer
                                          (Principal Executive and Accounting
                                           Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Directors                        Title                      Date
---------                        -----                      ----

/s/ John C. Walsh                President, Chief           December 10, 1997
----------------------------     Executive Officer
John C. Walsh                    (Principal Executive
                                 and Accounting Officer)
                                 Chairman


/s/ James E. Fuchs               Vice Chairman,             December 10, 1997
----------------------------     Secretary, Director
James E. Fuchs


/s/ Joseph S. Schuchert, Jr.     Director                   December 10, 1997
----------------------------
Joseph S. Schuchert, Jr.


/s/ Dr. Christopher Brown        Director                   December 10, 1997
----------------------------
Dr. Christopher Brown

                          Independent Auditors' Report
                          ----------------------------



Board of Directors
Fountain Pharmaceuticals, Inc.
Largo, Florida

We have audited the accompanying balance sheet of Fountain Pharmaceuticals, Inc. (the "Company"), as of September 30, 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Fountain Pharmaceuticals, Inc., as of September 30, 1997, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.


                                           AIDMAN, PISER & COMPANY, P.A.





November 5, 1997
Tampa, Florida

                         FOUNTAIN PHARMACEUTICALS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997

                               ASSETS (Note 5)
Current assets:
   Cash and cash equivalents                                       $  2,371,071
   Accounts receivable (Note 2)                                         109,808
   Inventories (Notes 3 and 4)                                           95,678
   Prepaid expenses                                                      31,360
                                                                   ------------
     Total current assets                                             2,607,917

Furniture and equipment, less accumulated depreciation
   of $254,699                                                            9,360
Patent costs, less accumulated amortization
   of $22,064                                                           138,036
Other assets                                                              6,595
                                                                   ------------

                                                                   $  2,761,908
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of (Note 4):
     Liabilities not subject to compromise                         $     29,469
     Liabilities subject to compromise                                   92,298
   Accounts payable and accrued expenses (Note 7)                       123,402
   Notes payable, officer (Note 7)                                       40,000
                                                                   ------------

     Total current liabilities                                          285,169

Liabilities not subject to compromise,
   non-current (Note 4)                                                   2,584
                                                                   ------------

Commitment (Note 10)

Stockholders' equity (Note 6):
   Preferred stock, par value $.001, 2,000,000 shares
     authorized, issued and outstanding
     (1.2 votes per share)                                                2,000
   Common stock, par value $.001, 50,000,000
     shares authorized; 47,516,049 issued and
     outstanding (one vote per share)                                    47,516
   Class B common stock; par value $.001, 5,000,000 shares
     authorized; 90,100 shares issued and outstanding
     (five votes per share)                                                  90
   Additional paid-in capital                                        17,011,224
   Accumulated deficit                                              (14,586,675)
                                                                   ------------
     Total stockholders' equity                                       2,474,155
                                                                   ------------

                                                                   $  2,761,908
                                                                   ============




                       See notes to financial statements.
                                       F-2

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                             1997              1996
                                                        -------------     ------------
Revenue (Note 2)                                        $  1,317,994      $  1,676,819

Cost of sales                                                689,169           854,210
                                                        -------------     ------------

Gross profit                                                 628,825           822,609
                                                        -------------     ------------

Operating expenses:
   Research and development                                  230,323            95,466
   General and administrative                                369,309           360,242
   Selling                                                   281,942           312,358
   Depreciation and amortization                              30,752            41,563
                                                        -------------     ------------

                                                             912,326           809,629
                                                        -------------     ------------

Income (loss) from operations                           (    283,501)           12,980
                                                        -------------     ------------

Other income (expenses):
   Interest income                                            24,835                 -
   Interest expense                                     (     27,327)     (     20,680)
   Other income (expense)                               (     10,609)            4,635
   Loss on disposal of equipment                                   -      (      2,830)
   Reorganization expenses (Note 1)                                -      (     26,232)
                                                        -------------     -------------
                                                        (     13,101)     (     45,107)
                                                        -------------     -------------

Loss before income taxes and extraordinary item         (    296,602)     (     32,127)

Income taxes (Note 9)                                              -                 -
                                                        -------------     ------------

Loss before extraordinary item                          (    296,602)     (     32,127)

Extraordinary gain, net of $0 income taxes (Note 1)                -           334,761
                                                        -------------     ------------

Net income (loss)                                       ($   296,602)     $    302,634
                                                        =============     ============

Earnings per share (Note 6):
   Primary and fully diluted earnings per common share:
     Income (loss) before extraordinary item            ($       .01)     $          -
     Extraordinary gain                                            -               .01
                                                        -------------     ------------
     Net income (loss)                                  ($       .01)     $        .01
                                                        =============     ============

   Weighted average number of shares outstanding:
     Primary                                              47,516,049        42,073,362
     Fully diluted                                        54,424,114        42,263,361


                       See notes to financial statements.
                                       F-3

                                     FOUNTAIN PHARMACEUTICALS, INC.
                               STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 6)
                                 YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                                                     Class B
                               Common Stock        Common Stock      Preferred Stock     Additional
                           --------------------   ---------------  ------------------      Paid-in      Accumulated
                             Shares      Amount   Shares   Amount   Shares     Amount      Capital        Deficit           Total
                           ----------   -------   ------   ------  ---------   ------   ------------    ------------    ------------
Balances,
   October 1, 1995         22,516,049   $22,516   90,100     $90        --     $ --     $ 14,304,102    ($14,592,707)   ($  265,999)

Stock issued pursuant to
   reorganization plan     25,000,000    25,000     --        --        --       --          225,000            --          250,000

Net income for the year          --        --       --        --        --       --             --           302,634        302,634
                           ----------   -------   ------   -----   ---------   ------   ------------    ------------    -----------

Balances,
   September 30, 1996      47,516,049    47,516   90,100      90        --       --       14,529,102     (14,290,073)       286,635

Issuance of preferred
   stock                         --        --       --        --   2,000,000    2,000      2,498,000            --        2,500,000

Stock offering costs             --        --       --        --        --       --          (39,278)           --          (39,278)

Compensation costs
   for vested warrants           --        --       --        --        --       --           23,400            --           23,400

Net loss for
   the year                      --        --       --        --        --       --             --          (296,602)      (296,602)
                           ----------   -------   ------   -----   ---------   ------   ------------    ------------    -----------

Balances,
   September 30, 1997      47,516,049   $47,516   90,100     $90   2,000,000   $2,000   $ 17,011,224    ($14,586,675)   $ 2,474,155
                           ==========   =======   ======   =====   =========   ======   ============    ============    ===========


















































                                           See notes to financial statements.
                                                          F-4

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                        1997              1996
                                                                   -------------     ------------
Cash flows from operating activities:
   Net income (loss)                                                ($  296,602)     $    302,634
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Director compensation resulting from issuance of warrants         23,400                 -
       Extraordinary gain                                                     -      (    334,761)
       Depreciation                                                      22,563            38,321
       Loss on disposal of assets                                             -             2,831
       Write-down of inventory                                                -            68,535
       Amortization                                                       8,189             3,241
       Increase (decrease) in cash due to changes in:
           Accounts receivable                                          126,225      (    168,793)
           Inventories                                                    9,188             9,545
           Prepaid expenses                                              15,214      (     23,397)
           Other assets                                            (        345)     (      2,285)
           Accounts payable and accrued expenses                         15,312             7,585
                                                                   -------------     ------------
   Net cash used in operating activities                           (     76,856)     (     96,544)
                                                                   -------------     -------------

Cash flows from investing activities:
   Deferred patent costs incurred                                  (      7,650)     (     55,717)
   Acquisition of furniture and equipment                                     -      (      7,671)
                                                                   -------------     -------------

Net cash used in investing activities                              (      7,650)     (     63,388)
                                                                   -------------     -------------

Cash flows from financing activities:
   Proceeds from:
     Issuance of common stock                                                 -           250,000
     Issuance of preferred stock                                      2,500,000                 -
   Stock offering costs incurred                                   (     39,278)                -
   Repayment of:
     Amounts not subject to compromise                             (     26,809)     (     16,814)
     Amounts subject to compromise                                 (     84,983)     (     88,852)
   Proceeds from officer loan                                            80,000                 -
   Repayment of officer loan                                       (     40,000)                -
                                                                   -------------     ------------
Net cash provided by financing activities                             2,388,930           144,334
                                                                   -------------     ------------
Increase (decrease) in cash and cash equivalents                      2,304,424      (     15,598)
Cash and cash equivalents,
   at beginning of year                                                  66,647            82,245
                                                                   -------------     ------------

Cash and cash equivalents,
   at end of year                                                  $  2,371,071      $     66,647
                                                                   =============     ============

                 Supplemental schedule of cash flow information
                 ----------------------------------------------

Interest paid was $23,017 and $20,680 for the years ended September 30, 1997 and 1996, respectively.



                       See notes to financial statements.
                                       F-5

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996



1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       NATURE OF BUSINESS:

       Fountain Pharmaceuticals, Inc. (the "Company"), incorporated in the State of Delaware on March 23, 1989, was organized to develop and commercialize certain proprietary compound encapsulation technologies for use in health care, agricultural, veterinary and consumer market items using technologies developed privately and assigned to the Company. These technologies involve development of man-made spheres composed of soybean lipids that are engineered to entrap pharmaceuticals or other biologically active molecules within the membranes of the soybean lipids, hence a compound delivery encapsulation system known as "Solvent Dilution Micro Carriers" ("SDMC's"). The SDMCs are principally intended for use in connection with dermal applications, solubilization of compounds, parenteral and oral formulations and non-pressurized aerosol preparations. Following several years of continued developmental efforts, the Company was able to secure patents on several aspects of its technologies in the United States and Europe, initiate certain marketing programs and develop strategic associations with several pharmaceutical companies.

       The Company has developed a number of proprietary products utilizing its SDMC technologies. These include non-regulated consumer goods and dermatologic products consisting of sunscreens, lotions and moisturizers. These products have been marketed by the Company under the Octazome(R), LyphaZome(R) and Daylong(R) names and under other proprietary names of licensees.

       The principal source of the Company's current revenues are from sales of these products to distributors and royalties which are earned as the result of the subsequent sale of these products by the distributors.

       CHAPTER 11 REORGANIZATION:

       On November 30, 1994, the Company filed a voluntary petition for reorganization under Chapter 11 of Title II of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, (the "Bankruptcy Court"). The Chapter 11 filing resulted primarily from historical losses incurred by the Company and judgments entered against the Company associated with default under a lease agreement and default of a settlement of a breach of employment contract claim.

                                  (Continued)
                                      F-6

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       CHAPTER 11 REORGANIZATION (CONTINUED):

       The Reorganization Plan, as amended August 14, 1995, was confirmed on November 20, 1995 and became effective on December 20, 1995 (the "Effective Date"). Since confirmation and effectiveness of the Reorganization Plan, the Company has resumed normal operations. On July 25, 1996 the U.S. Bankruptcy Court issued a final decree and therefore the court no longer has jurisdiction over matters in connection with the bankruptcy.

       See Note 4 for essential terms of the plan relating to payment of prepetition liabilities.

       At the date of the Plan's effectiveness (December 20, 1995), the difference between the net present value of the settled amount of liabilities and the previously estimated allowed amounts were recorded as a $334,761 extraordinary gain in the 1996 statement of operations. All prepetition liabilities are classified in the accompanying September 30, 1997 balance sheet (current or long-term) based upon the terms of the confirmed Reorganization Plan. Other reorganization costs of $26,232 (primarily legal fees) are also separately reported in the 1996 statement of operations.

       Under the terms of the reorganization plan Shareholders retained their interest, without alteration, except as follows. Equity security holders will receive no distribution or dividend until and unless all prior claims are paid in full as provided above. Pursuant to the Plan, the Company issued 25,000,000 shares of common stock for $.01 per share, the rate at which the shares were trading as of the date the amended plan was filed with the Bankruptcy Court, for a total of $250,000. These shares were issued to an individual who is the President and majority shareholder of the Company.

       At the date of the effectiveness of the Plan and thereafter, the Company continued to account for its assets at their historical cost basis (did not adopt "Fresh Start" accounting).

       A final decree was issued July 25, 1996 by the bankruptcy court, discharging the Company from Chapter 11 reorganization.








                                  (Continued)
                                      F-7

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

       ADVERTISING COSTS:

       The costs associated with producing and communicating advertising are expensed in the period incurred. Advertising costs were $28,000 and $44,000 during 1997 and 1996, respectively.

       RESEARCH AND DEVELOPMENT:

       Expenses for the design and development of the Company's products were $230,323 and $95,466 during 1997 and 1996, respectively.

       CASH AND CASH EQUIVALENTS:

       For purposes of the statements of cash flows, cash and cash equivalents are defined as all highly liquid unrestricted investments purchased with an original maturity of three months or less. In addition, the Company considers certain secured debt instruments, which can be liquidated upon demand, to be cash equivalents.















                                  (Continued)
                                      F-8

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       USE OF ESTIMATES:

       Preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.

       EMPLOYEE STOCK-BASED COMPENSATION:

       The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principle Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock exceeds exercise price of the option granted. During the year ended September 30, 1997 the Company adopted the disclosure provisions of Financial Accounting Standard No. 123 Accounting for Stock-Based Compensation ("FAS 123"), which requires disclosure of compensation expense that would have been recognized if the fair-value based method of determining compensation had been used for all arrangements under which employees and others receive shares of stock or equity instruments.

       NET INCOME (LOSS) PER SHARE:

       Net income/loss per share was computed based on the weighted average number of shares outstanding during the periods presented.

       Fully diluted earnings per share is considered to be the same as primary earnings per share since the effect of certain potentially dilutive securities is immaterial.

       NEW ACCOUNTING PRONOUNCEMENTS:

       In 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 128 "EARNINGS PER SHARE", SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", and SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", all of which will be effective for the Company's 1999 fiscal year.









                                  (Continued)
                                      F-9

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED):

       SFAS No. 128 simplifies the earnings per share calculations and makes them comparable to international standards. SFAS 130 presents standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) including those currently required to be accounted for as direct charges or credits to the statement of stockholders' equity in a full set of general-purpose financial statements. SFAS No. 131 requires that public companies report financial and descriptive information about its reportable operating segments, which are defined as those components that are evaluated regularly by the chief operating officer in determining resource allocations and performance assessments.

       Adoption of SFAS No. 128 and No. 130 are not anticipated to have a material impact on the company's financial statements. Management has not yet determined the effects of adoption of SFAS No. 131 on items reported in its financial statements.

2. MAJOR CUSTOMER INFORMATION, FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK:

       MAJOR CUSTOMER INFORMATION:

       During the years ended September 30, 1997 and 1996 the Company derived revenues from two customers which individually exceeded 10 percent of total revenues as follows:


                                                             1997         1996
                                                         ----------   ----------
          Customer 1 (European)                          $  854,000   $  857,000
          Customer 2 (European)                          $  219,000   $  352,000

        Total export sales were approximately as follows:
                                                             1997         1996
                                                         ----------   ----------
               Europe                                    $1,109,000   $1,258,000
               Asia                                           6,000       33,000
               South America                                 40,000       25,000
                                                         ----------   ----------
                                                         $1,155,000   $1,316,000
                                                         ==========   ==========








                                  (Continued)
                                      F-10

2. MAJOR CUSTOMER INFORMATION, FAIR VALUE OF FINANCIAL INSTRUMENTS AND AND CONCENTRATIONS OF CREDIT RISK (CONTINUED):

       FAIR VALUE OF FINANCIAL INSTRUMENTS:

       All financial instruments are held or issued for purposes other than trading. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short maturity of those investments. The carrying value of liabilities not subject to compromise approximates fair value based on the stated rate of interest. The carrying value of liabilities subject to compromise were discounted; therefore, the recorded values approximate fair value.

       CONCENTRATIONS OF CREDIT RISK:

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable and cash and cash equivalents. Cash and cash equivalents include $2,000,000 in variable rate demand (par put) bonds, secured by a $2,000,000 letter of credit from a reputable financial institution.

       The Company sells its products principally to companies in the medical field located primarily in Europe. Management assesses the financial stability of each of its major customers prior to contract negotiations and establishes credit limits for smaller customers to limit its risk. The Company does not require collateral or other security to support customer receivables. Because the Company sells a significant portion of its products and maintains individually significant receivables balances with major customers, if the financial condition and operations of these customers deteriorate below critical levels, the Company's operating results could be adversely affected.

       Accounts receivable consist principally of receivables from one primary customer.

3.     INVENTORIES:

       Inventories at September 30, 1997 consist of the following:

         Raw materials                                              $    97,677
         Finished goods                                                  46,001
         Less allowance for obsolescence                            (    48,000)
                                                                    ------------
                                                                    $    95,678
                                                                    ===========







                                  (Continued)
                                      F-11

4.     CHAPTER 11 REORGANIZATION:

       Essential terms of and liabilities associated with the reorganization plan are as follows:

         Liabilities not subject to compromise at September 30, 1997 consists of a secured claim due to the former landlord. In November 1993, a judgment in the amount of $100,567 was entered against the Company. Pursuant to the Bankruptcy order, the claim, including interest at 9.5 percent, is payable in monthly installments over 33 months from the effective date of the plan.

         Liabilities subject to compromise consist of unsecured claims which were paid at 50 percent of the allowed amounts of such claim, without interest, in eleven quarterly installments:

5.     NOTE PAYABLE, BANK:

       On October 17, 1996 the Company obtained a $100,000 line of credit from a bank to be used to fund working capital needs. There were no borrowings against the line of credit at September 30, 1997. Borrowings will bear interest at the prime rate plus 1/2% and will be secured by the Company's assets and guaranteed by a related party. The Loan Agreement contains certain provisions and covenants which, among other things, limit future indebtedness and require the Company to maintain specified levels of net worth and cash flow. The Company was either in compliance with, or had obtained waivers for, such covenants at September 30, 1997.

6.     STOCKHOLDERS' EQUITY:

       ISSUANCE OF PREFERRED STOCK:

       In July 1997, the Company issued 2,000,000 shares of voting convertible participating preferred stock for $2.5 million. The shares of preferred stock have voting rights equal to that of the Common and Class B Common stock and also provide for specific voting rights with respect to election of the Board of Directors. The Preferred stock has a liquidation preference of $1.25 per share. The Preferred shares may be converted into Common and Class B Common stock in amounts equal to 1/2 of the issued Common and Class B Common shares plus 1/2 of the shares available for redemption by Management Warrant holders.









                                  (Continued)
                                      F-12

6.     STOCKHOLDERS' EQUITY:

       COMMON STOCK WARRANTS:

       Common stock warrants issued, redeemed and outstanding during the years ended September 30, 1997 and 1996 are as follows:


                                                                     Number of
                      Description                                     Warrants
       ---------------------------------------------------          ------------
       Warrants issued and outstanding at October 1,
        1995 (weighted average exercise price $1.18)                  4,600,001

       Less warrants expired in 1996 (exercise price $.82)          ( 1,300,000)

       Issued in 1996 to certain directors and employees,
        exercise price, $.04, expire 2000                             3,050,000

       Less warrants canceled (exercise price $.78)                 ( 1,700,000)
                                                                    ------------

       Warrants issued and outstanding at September 30,
        1996 (weighted average exercise price $.68)                   4,650,001

       Less warrants expired in 1997 (weighted average
        exercise price $2.27)                                       ( 1,200,000)
                                                                    ------------

       Warrants issued and outstanding at September 30,
        1997 (weighted average exercise price $.13)                   3,450,001
                                                                    ============

       Common stock warrants which were issued to current or former officers, directors, shareholders and employees ("Management Warrants"), all of which are fully vested and currently exercisable, which remain outstanding at September 30, 1997 consist of the following:

                        Exercise    Expiration        Remaining    Number of
          Issue Date     Price         Date            Life         Warrants
         -------------  --------    -------------    ----------   ----------
         March 1993     $   .78     March 1998       6 Months       400,001
         December 1995  $   .04     December 2000    2 1/4Years   3,050,000
                                                                  ---------

                                                                  3,450,001
                                                                  =========





                                  (Continued)
                                      F-13

       As discussed in Note 1, the Company adopted the disclosure provisions only of FAS 123 during 1997. During December 1995, the Company issued warrants to purchase 3,050,000 shares of common stock (152,500 after the 1 for 20 reverse stock split discussed in Note 11) to its existing officers, directors and employees which were to vest over a three year period commencing in July 1996. In 1997, the Company amended the warrant agreements to provide for 100% vesting of these warrants if a major change in capital structure or Board of Director control occurred. These warrants, therefore, became 100% vested upon the issuance of the preferred stock and subsequent change of control of the Board of Directors in July 1997. The Company has recognized compensation expense to directors of $23,400 in 1997 associated with 1,300,000 of these warrants. The fair value of the balance of 1,750,000 of these warrants which had been issued to employees in December 1995 aggregated approximately $32,000 as determined using the "Black Scholes" option-pricing model. Since these warrants became fully vested upon issuance of preferred shares in July 1997, compensation cost of $28,875 would have been recognized in 1997 had the Company adopted the accounting provisions of FAS 123. Proforma net income (loss) and earnings (loss) per share would have been ($325,477) and ($0.01) respectively in 1997, and $302,634 and $.01 in 1996, if the accounting provisions of FAS 123 had been adopted.

       The "Black Scholes" option-pricing model assumptions are as follows:

         Underlying stock price at grant date                       $.047
         Exercise price                                               .04
         Dividend yield                                                0%
         Risk free interest rate                                       6%
         Volatility                                                   10%

       STOCK OPTION AND RIGHTS PLAN:

       The Company has adopted a stock option and rights plan (the "Plan") covering 500,000 shares of the Company's common stock, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive qualified incentive as well as non-qualified stock options and stock appreciation's rights ("SAR's"). Incentive stock options granted under the Plan are exercisable up to 10 years from the date of grant at an exercise price not less than the fair market value of the common stock on the date of the grant.








                                  (Continued)
                                      F-14

       Notwithstanding, the term of an incentive stock option granted under the Plan to a shareholder owning more than 10 percent of the voting rights may not exceed five years, and the exercise price of an incentive stock option granted to such shareholder may not be less than 110 percent of the fair market value of the common stock on the date of the grant. Certain stock options and SARs, which give holders participation in the appreciation of the Company common stock, may be granted on terms determined by the Board of Directors or a committee designated by the Board. At September 30, 1997, no SARs had been granted.

7.     RELATED PARTY TRANSACTIONS:

       NOTES PAYABLE, OFFICER:

       During 1997, the Company borrowed $80,000 from the President to fund short term working capital needs. The notes payable are unsecured and bear interest at 10%. The balance due on the notes at September 30, 1997 was $40,000 plus accrued interest of $1,817.

       OTHER RELATED PARTY TRANSACTIONS:

       During 1997, the President elected to defer payment of salary approximating $32,000. These amounts, including accrued interest thereon at 10 percent, are included in Accounts Payable and Accrued Expenses in the accompanying balance sheet.

8.     EMPLOYEE BENEFIT PLAN:

       During 1993, the Company implemented a 401(k) profit sharing plan covering substantially all employees. The plan does not provide for employer contributions.

9.     INCOME TAXES:

       Deferred tax assets consist of the following at September 30, 1997:

         Net operating loss carryover                             $    616,000
         Tax credit carryforwards                                      105,000
         Obsolete inventory allowance                                   18,000
         Other                                                          22,000
         Valuation allowance                                      (    761,000)
                                                                  -------------
                                                                  $       -
                                                                  =============



                                  (Continued)
                                      F-15

       Income tax (expense) benefit consists of the following:

                                                           1997         1996
                                                       ----------    ----------
         Current:
           Federal                                     $     -       $     -
                                                        ---------     ---------

         Deferred:
           Deferred                                        70,000      (387,000)
           Benefit of net operating loss carryover       (311,000)     (168,000)
           Loss of net operating loss and tax credit
              carryovers resulting from change in
              ownership (a)                                  -       (4,277,000)
           Change in valuation allowance                  241,000     4,832,000
                                                        ---------    ----------
                                                             -             -
                                                        ---------    ----------
                                                       $     -      $      -
                                                        =========    ==========

       (a) Under Section 382 and 383 of the Internal Revenue Code of 1986, if an ownership change occurs with respect to a "loss corporation", as defined, there are annual limitations on the amount of net operating loss and research and development tax credit carryovers which are available to the Company. The taxable income of a loss corporation for any tax year ending after an ownership change may be offset by pre-change loss carryovers only to the extent of the section 382 and 383 limitation for that year. The Reorganization, and the issuance of common stock warrants in 1996 among other events, created an ownership change in excess of fifty percent for income tax purposes; therefore, the Company believes that the availability of the pre-change net operating loss carryover ($12,700,000) and research and development credit ($250,000) will be substantially limited in the future and as such the Company has accounted for the loss of such carryover. The post-change net operating loss carryover of $1,200,000 will expire in 2011.

       Income tax expense associated with the extraordinary item, before and after the benefit of net operating loss carryover, was $125,000 and $0, respectively, in 1996.

       The expected income tax benefit (expense) at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                     Percentage of income (loss)
                                                        before income taxes
                                                     ---------------------------
                                                          1997         1996
                                                     ------------   ------------
         Statutory tax rate                            (   34.0%)        34.0%
         State tax                                     (    3.5%)         3.5%
         Change in deferred tax asset
           valuation allowance                             37.5%     (   37.5%)
                                                     ------------   ------------

         Effective tax rate in accompanying
           statement of operations                            0%            0%
                                                     ============   ============

                                  (Continued)
                                      F-16

10.    COMMITMENT:

       The Company leases its office and warehouse facilities under a two-year, non-cancelable operating lease for $4,900 per month. Rent expense under all operating leases was approximately $58,000 and $52,000 for 1997 and 1996, respectively. The agreement provides for an option for one additional year.

       Obligations under the operating lease are as follows:

                 Year ending September 30,
                        1998                              $   58,800
                        1999                                  29,400
                                                          ----------
                                                          $   88,200
                                                          ==========

11. SUBSEQUENT EVENT:

       Subsequent to September 30, 1997, the Board of Directors declared a 1 for 20 reverse stock split of both Common stock and Class B Common stock. The par values remain unchanged. This reverse stock split is expected to become effective on December 11, 1997. The following proforma amounts consider the effect of the reverse split as if it had been effective during all periods presented in the accompanying financial statements:

                                                        1997           1996
                                                   -------------   ------------
       Primary and fully diluted earnings
         per common share:
           Loss before extraordinary item          (        .12)   (        .02)
           Extraordinary gain                                 -             .16
                                                   -------------   ------------
              Net income (loss)                    (        .12)            .14
                                                   =============   ============

       Weighted average shares outstanding:
         Primary                                      2,375,802       2,103,668
         Fully diluted                                2,721,206       2,113,168

       Management warrants outstanding (Note 6)         152,500         232,500