Form 10QSB
period 1997-12-31
FOUNTAIN PHARMACEUTICALS INC
filed 1998-02-13
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---      ------------------------------------------------------------
         EXCHANGE ACT OF 1934
         --------------------

                  For the quarterly period ended December 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      -------------------------------------------------------------------
         EXCHANGE ACT OF 1934
         --------------------



                         Commission File Number: 0-18399


                         FOUNTAIN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                              62-1386759
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                   7279 Bryan Dairy Road, Largo, Florida 33777
                    (Address of Principal Executive Offices)


                                 (813) 548-0900
              (Registrant's telephone number, including area code)


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

                              (2)     Yes   X                    No
                                          -----

                       APPLICABLE ONLY TO ISSUERS INVOLVED
           IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by court.

                           Yes   X                    No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 11, 1998:

Common Stock, par value $.001 - 2,375,797

Class B Common Stock, par value $.001 - 4,505


                 Transitional Small Business Disclosure Format:

                           Yes                        No   X

                         FOUNTAIN PHARMACEUTICALS, INC.

                                      INDEX

                                                                           Page

Part I.                Financial Information*

    Item 1.            Financial Statements (Unaudited)

                       Balance Sheets - September 30, 1997,                    4
                       and December 31, 1997 (Unaudited)

                       Statements of Operations - for the three                5
                       months ended December 31, 1997 and 1996
                       (Unaudited)

                       Statement of Stockholders' Equity -                     6
                       for the period from September 30, 1997
                       through December 31, 1997 (Unaudited)

                       Statements of Cash Flows - for the three                7
                       months ended December 31, 1997 and 1996
                       (Unaudited)

                       Notes to Condensed Financial Statements                 8
                       (Unaudited)

    Item 2.            Management's Discussion and                             9
                       Analysis or Plan of Operation

Part II.               Other Information

    Item 1.            Legal Proceedings                                      12
    Item 2.            Changes in Securities                                  12
    Item 3.            Defaults Upon Senior Securities                        12
    Item 4.            Submission of Matters to a Vote                        13
                       of Security Holders
    Item 5.            Other Information                                      13
    Item 6.            Exhibits and Reports on Form 8-K                       14


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                         FOUNTAIN PHARMACEUTICALS, INC.
                                 BALANCE SHEETS


                          ASSETS

                                               December 31,
                                                  1997             September 30,
                                               (Unaudited)              1997
                                               -----------         ------------
Current assets:
    Cash and cash equivalents                   $ 2,016,342         $ 2,371,071
    Accounts receivable                             124,122             109,808
    Inventories                                      97,737              95,678
    Prepaid expenses                                 22,842              31,360
                                                -----------         -----------
    Total current assets                          2,261,043           2,607,917

Furniture and equipment, less accumulated
    depreciation ($257,839, December 31,
    1997; $254,699, September 30, 1997)               7,456               9,360
Patent costs, less accumulated amortization
    ($19,418, December 31, 1997; $22,064
    September 30, 1997                              137,779             138,036
Other assets                                          6,595               6,595
                                                -----------         -----------

Total assets                                    $ 2,412,873         $ 2,761,908
                                                ===========         ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      December 31,
                                                         1997          September 30,
                                                      (Unaudited)           1997
                                                      ------------     ------------
 Current liabilities:
     Notes payable, officer                           $    20,000       $   40,000
     Current portion of liabilities not
        subject to compromise                              24,945           29,469
     Current portion of liabilities
        subject to compromise                              70,041           92,298
     Accounts payable and accrued expenses                100,114          123,402
                                                       ----------       ----------

     Total current liabilities                            215,100          285,169
                                                       ----------       ----------

 Liabilities not subject to compromise, non-current                          2,584
                                                                        ----------

 Stockholders' equity:
     Preferred stock, par value $.001,
        2,000,000 shares authorized, issued
        and outstanding (1.2 votes per share)               2,000            2,000
     Common stock, par value $.001, 50,000,000
        shares authorized; 2,375,802, December 31,
        1997; 47,516,049, September 30, 1997, shares
        issued and outstanding (1 vote per share)           2,376           47,516
     Class B common stock; par value $.001,
        5,000,000 shares authorized; 4,505, December
        31, 1997; 90,100 September 30, 1997, shares
        issued and outstanding (5 votes per share)              5               90
     Additional paid-in capital                        17,056,449       17,011,224
     Accumulated deficit                              (14,863,057)     (14,586,675)
                                                       ----------       ----------
        Total stockholders' equity                      2,197,773        2,474,155
                                                       ----------       ----------

 Total liabilities and stockholders' equity           $ 2,412,873      $ 2,761,908
                                                      ===========      ===========

                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended December 31
                                                  ------------------------------
                                                      1997               1996
                                                      ----               ----

Revenue                                             $ 37,862         $109,920

Cost of sales                                         13,897           39,086
                                                    --------         --------

Gross profit                                          23,965           70,834
                                                    --------         --------

Operating expenses:
    Research and development                          78,654           61,403
    General and administrative                       128,512           87,941
    Selling                                          115,804           58,583
    Depreciation and amortization                      4,804            8,420
                                                    --------         --------

Total operating expenses                             327,774          216,347
                                                    --------         --------

Loss from operations                               ( 303,809)       ( 145,513)
                                                    --------         --------

Other income (expenses):
    Interest income                                   31,429
    Interest expense                               (   4,006)       (   5,706)
    Other income (expense)                                 4        (   3,046)
                                                    --------         --------

Total other income (expenses)                         27,427        (   8,752)
                                                    --------         --------

Net loss                                           ($276,382)       ($154,265)
                                                    ========         ========

Earnings per share:

Net loss per share                                    ($ .12)          ($ .06)
                                                       =====            =====

Weighted average number of shares outstanding:     2,380,307        2,380,307
                                                   =========        =========

                       See notes to financial statements.


                         FOUNTAIN PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM SEPTEMBER 30, 1997 THROUGH DECEMBER 31, 1997
                                   (UNAUDITED)


                                                                 Class B
                                    Common Stock             Common Stock              Preferred Stock          Additional
                                Shares       Amount      Shares        Amount      Shares       Amount       Paid-in Capital
                                ------       ------      ------        ------      ------       ------       ---------------
Balances
    October 1, 1997           47,516,049      $47,516     90,100         $90       2,000,000      $2,000         $17,011,224

Reverse Stock Split          (45,140,247)    ( 45,140)   (85,595)       ( 85)                                         45,225

Net Loss for the Period
                             -----------      -------     ------         ---       ---------      ------         -----------

Balances,
    December 31, 1997          2,375,802      $ 2,376      4,505         $ 5       2,000,000      $2,000         $17,056,449
                             ===========      =======     ======         ===       =========      ======         ===========


(TABLE CONTINUED)

                                    Accumulated
                                      Deficit           Total
                                  --------------        -----

Balances
    October 1, 1997                ($14,586,675)     $2,474,155

Reverse Stock Split

Net Loss for the Period           (     276,382)    (   276,382)
                                   ------------      ----------

Balances,
    December 31, 1997              ($14,863,057)     $2,197,773
                                    ===========      ==========




                       See notes to financial statements.


                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months Ended December 31
                                                                          --------------------------------------
                                                                          1997                              1996
                                                                          ----                              ----
Cash flows from operating activities:
    Net (loss)                                                             ($276,382)                    ($154,265)
    Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
        Depreciation                                                           3,140                         7,579
        Amortization                                                             257                           841
        Increase (decrease) in cash due to
        changes in:
           Accounts receivable                                             (  14,314)                      142,921
           Inventories                                                     (   2,059)                    (   1,671)
           Prepaid expenses and other assets                                   8,518                        16,878
           Accounts payable and accrued expenses                           (  23,288)                    (  41,129)
                                                                            --------                      --------

Net cash used in operating activities                                      ( 304,128)                    (  28,779)
                                                                            --------                      --------

Cash flows from investing activities:
    Deferred patent costs incurred                                                                       (   7,007)
    Acquisition of furniture and equipment                                 (   1,236)
                                                                            --------                      --------

Net cash used in investing activities                                      (   1,236)                    (   7,007)
                                                                            --------                      --------

Cash flows from financing activities:
    Repayment of liabilities under
    Reorganization Plan                                                    (  29,365)                    (  27,968)
    Repayment of officer loan                                              (  20,000)
                                                                            --------                      --------

Net cash used in financing activities                                      (  49,365)                    (  27,968)
                                                                            --------                      --------

Increase (decrease) in cash and
    cash equivalents                                                       ( 354,729)                    (  63,754)

Cash and cash equivalents at
    beginning of period                                                    2,371,071                        66,647
                                                                           ---------                      --------

Cash and cash equivalents at end of period                                $2,016,342                      $  2,893
                                                                          ==========                      ========



                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended September 30, 1997.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended December 31, 1997 and 1996 are not necessarily indicative of the results for a full year.

3. The Company completed a one for twenty reverse stock split on December 11, 1997. At December 31, 1997, the Company had not repurchased fractional shares associated with this reverse stock split. All weighted average shares and per share amounts have been calculated by giving retroactive effect of the reverse stock split to the earliest period presented.

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

         In order to facilitate the conversion of the Company's Preferred Stock and to enhance the market price and liquidity of the Company's Common Stock, the Company has undertaken a one for twenty reverse stock split, specifically, a conversion of every twenty issued and outstanding shares into one share of the same class of Common Stock (the "Reverse Stock Split"). The Reverse Stock Split became effective on December 11, 1997. As a result of the Reverse Stock Split, the Company has 2,380,302 shares of Common Stock (including Class B) outstanding as of February 11, 1998.

         Results of Operations

         During the quarter ended December 31, 1997, the Company realized a net loss of $276,382 on revenues of $37,862, compared to net loss of $154,265 on revenues of $109,920 for the quarter ended December 31, 1996. The increase in losses and decrease in revenues from the prior year's quarter ended December 31, 1996, is attributable primarily to discontinued services in the quarter ended December 31, 1997, and advance orders in the quarter ended December 31, 1996, from a European licensee in anticipation of sunscreen product promotion for the 1997 summer season. Management believes that this particular quarter is the low point of its fiscal year due to the seasonal nature of its principal product, a sunscreen. Management also anticipates that this seasonality of revenues will be reduced in time as the Company's product line and geographic expansion continues. Expenses relating to increased sales and marketing efforts have also contributed to the increase in losses from the quarter ending December 31, 1996.

         During the quarter, the Company incurred operating expenses of $327,774, a 51.5% increase over operating expenses of $216,347 in the quarter ended December 31, 1996. This increase in expenses was primarily due to increased sales and marketing efforts relating to existing and new markets, research and development relating to new projects and formulations, fees in connection with the Reverse Stock Split, and the Company's complaint filed against Dermik Laboratories on November 25, 1997 (see "Part II - Item 1 - Legal Proceedings") and additional personnel.

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

         Under the Plan, the Company was subject to $319,278 of pre-bankruptcy liabilities to be paid under the Plan over a maximum of thirty-three months which commenced February 1996. Presently, pre-bankruptcy liabilities amount to $94,986. Payments pursuant to the Plan were current as of December 31, 1997, and management expects all such required payments to be made on a timely basis.

         As of December 31, 1997, the Company had working capital of $2,045,943, a decrease of $276,805 from the level of working capital of $2,322,748 as of September 30, 1997, and a $1,972,990 increase from the Company's working capital of $72,953 as of December 31, 1996. Such increase in working capital is primarily attributable to the sale of $2.5 million of Preferred Stock in July 1997. During Fiscal 1997, the Company's other principal sources of working capital were derived from revenues, a $100,000 line of credit with First Union National Bank of Florida, and short term advances of $80,000 from the Company's Chief Executive Officer. As of December 31, 1997, the Company had no outstanding balance under its line of credit.

         During July 1997, the Company completed a Private Placement of 2,000,000 shares of Series A Convertible Preferred Stock to Fountain Holdings, LLC. As a result of the Private Placement, the Company obtained additional working capital of $2.5 million, which management believes will enhance the expansion of the Company's sales and marketing program, as well as further the Company's research and development efforts. The Preferred Stock is convertible at the election of the holder, into shares of the Company's Common Stock, which currently represents approximately one-third of the Company's outstanding stock on a post-conversion basis. Prior to conversion, the holders of the Preferred Stock have the right to elect a majority of the Company's Board of Directors and to vote as a class on all matters that require a vote of stockholders. See "Part II - Item 5 - Other Information."

         In order to facilitate the conversion of the Company's Preferred Stock and to enhance the market price and liquidity of the Company's Common Stock, the Company has undertaken a one for twenty reverse stock split, specifically, a conversion of every twenty issued and outstanding shares into one share of the same class of Common Stock. As of October 9, 1997, the Board of Directors of the Company adopted resolutions authorizing the Reverse Stock Split. As of November 12, 1997, the Reverse Stock Split was also duly authorized and approved by the holders of the majority of the Common Stock and by all of the holders of the Company's Preferred Stock by written consent in lieu of a special meeting. As of November 19, 1997, the Company furnished an Information Statement to the holders of shares of Common Stock and Class B Common Stock providing notice of the Reverse Stock Split to such stockholders. The Reverse Stock Split became effective on December 11, 1997. As a result of the Reverse Stock Split, the Company has 2,380,302 shares of Common Stock (including Class B) outstanding as of February 11, 1998.

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

Item 2.  Changes in Securities

         On July 17, 1997, the Company completed the sale of 2,000,000 newly-designated and issued shares of Series A Convertible Stock (the "Preferred Stock") in a private placement transaction that resulted in a change of control of the Company. The Preferred Stock was sold for $2.5 million in a private transaction to Fountain Holdings, LLC ("Holdings"), a Wyoming limited liability company, controlled by Mr. Joseph S. Schuchert, Jr., who joined the Board of Directors of the Company in connection with such transaction. The Preferred Stock is convertible at the election of the holder into shares of the Company's Common Stock, which currently represents approximately one-third of the Company's outstanding stock on a post- conversion basis. Prior to conversion, the holders of the Preferred Stock have the right to elect a majority of the Company's Board of Directors and to vote as a class on all matters that require a vote of stockholders. See "Item 5 - Other Information."

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

         As of November 12, 1997, the Reverse Stock Split was also duly authorized and approved by 52.2% of the holders of the majority of the Common Stock and 100% of the holders of the Company's Preferred Stock by written consent in lieu of a special meeting. See "Item 4 Submission of Matters to a Vote of Security Holders."

         As of November 19, 1997, the Company furnished an Information Statement to the holders of shares of Common Stock and Class B Common Stock providing notice of the Reverse Stock Split to such stockholders. The Reverse Stock Split became effective on December 11, 1997.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 12, 1997, the Reverse Stock Split was duly authorized and approved by 52.2% of the holders of the majority of the Common Stock and by 100% of the holders of the Company's Preferred Stock by written consent in lieu of a special meeting.

Item 5.  Other Information

         a. Change in Board of Directors

         In conjunction with the sale of the Preferred Stock, the Company reconstituted its Board of Directors to consist of Messrs. John C. Walsh and James E. Fuchs as continuing directors and Dr. Christopher Brown and Mr. Joseph
S. Schuchert, Jr., as newly-designated nominees of Holdings.

         As of December 11, 1997, Ms. Carol Rae joined the Board of Directors as a nominee of Holdings. Ms. Rae was appointed pursuant to the exercise of certain rights granted to holdings in connection with the sale of the Preferred Stock which entitles the holder thereof to elect a majority of the Company's Directors. Ms. Rae was appointed by resolution of the Board of Directors adopted at a meeting on October 9, 1997, subject to the notice to stockholders pursuant to an Information Statement which was sent to the Company's stockholders on November 19, 1997. See "Item 2 - Changes in Securities."

         b. General

         When used in this Quarterly Report on Form 10-QSB, the words "may", "will", "expect", "anticipate", "continue", "estimate", "intend", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ from those included within the forward-looking statements as a result of various factors. Such factors include, among others:
(i) the Company's ability to retain existing or obtain additional licensees who act as distributors of its products; (ii) the Company's ability to obtain additional patent protection for its encapsulation technology; and (iii) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 27 - Financial Data Schedule (Electronic filing only).

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on December 23, 1997, for the purpose of reporting the appointment of Ms. Carol Rae as an addition to the Board of Directors and the Reverse Stock Split effective date of December 11, 1997.

                         FOUNTAIN PHARMACEUTICALS, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FOUNTAIN PHARMACEUTICALS, INC.



Dated:  February 13, 1998                       /s/John C. Walsh
                                                ----------------
                                                JOHN C. WALSH,
                                                Chief Executive Officer