Form 10QSB
period 1998-03-31
FOUNTAIN PHARMACEUTICALS INC
filed 1998-05-15
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---      ------------------------------------------------------------
         EXCHANGE ACT OF 1934
         --------------------

                  For the quarterly period ended March 31, 1998

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

                                Yes   X                    No


                                       APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 12, 1998:

Common Stock, par value $.001 - 2,375,797

Class B Common Stock, par value $.001 - 4,505


                 Transitional Small Business Disclosure Format:

                                 Yes __                    No   X

                         FOUNTAIN PHARMACEUTICALS, INC.

                                      INDEX

                                                                                  Page
                                                                                  ----

Part I.                Financial Information*
------                 ---------------------
    Item 1.            Financial Statements (Unaudited)

                       Balance Sheets - September 30, 1997,                          4
                       and March 31, 1998 (Unaudited)

                       Statements of Operations - for the six                        5
                       months ended March 31, 1998 and 1997
                       (Unaudited)

                       Statement of Stockholders' Equity -                           6
                       for the period from September 30, 1997
                       through March 31, 1998 (Unaudited)

                       Statements of Cash Flows - for the six                        7
                       months ended March 31, 1998 and 1997
                       (Unaudited)

                       Notes to Condensed Financial Statements                       8
                       (Unaudited)

    Item 2.            Management's Discussion and                                   9
                       Analysis or Plan of Operation

Part II.               Other Information
-------                -----------------

    Item 1.            Legal Proceedings                                            12
    Item 2.            Changes in Securities                                        12
    Item 3.            Defaults Upon Senior Securities                              12
    Item 4.            Submission of Matters to a Vote                              12
                       of Security Holders
    Item 5.            Other Information                                            12
    Item 6.            Exhibits and Reports on Form 8-K                             13


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                         FOUNTAIN PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                          ASSETS

                                             March 31,
                                               1998              September 30,
                                           (Unaudited)                1997
                                           ----------            ------------

Current assets:
    Cash and cash equivalents               $ 1,639,581           $ 2,371,071
    Accounts receivable                         164,424               109,808
    Inventories                                 135,241                95,678
    Prepaid expenses                             29,466                31,360
                                            -----------           -----------

    Total current assets                      1,968,712             2,607,917


Furniture and equipment, less

    accumulated depreciation
    ($259,627, March 31, 1998;
    $254,699, September 30, 1997)                40,027                 9,360

Patent costs, less accumulated
    amortization ($21,083, March 31,
    1998; $17,753, September 30, 1997)          136,115               138,036


Other assets                                      6,595                 6,595
                                            -----------           -----------


Total assets                                $ 2,151,449           $ 2,761,908
                                            ===========           ===========



               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,
                                                         1998             September 30,
                                                      (Unaudited)              1997
                                                      ----------          ------------

Current liabilities:
    Notes payable, bank                              $                      $
    Notes payable, officer                                                      40,000
    Current portion of liabilities
     not subject to compromise                            17,667                29,469
    Current portion of liabilities
     subject to compromise                                47,288                92,298
    Accounts payable and accrued expenses                232,697               123,402
                                                      ----------           -----------

    Total current liabilities                            297,652               285,169
                                                      ----------            ----------

Liabilities not subject to compromise, non-current                               2,584
                                                                            ----------


Stockholders' equity:
    Preferred stock, par value $.001,
       2,000,000 shares authorized, issued
       and outstanding (1.2 votes per share)               2,000                 2,000
    Common stock, par value $.001, 50,000,000
       shares authorized; 2,375,802, March 31,
       1998; 47,516,049, September 30, 1997, issued
       and outstanding (1 vote per share)                  2,376                47,516
    Class B common stock; par value $.001,
       5,000,000 shares authorized; 4,505, March
       31, 1998; 90,100, September 30, 1997, shares
       issued and outstanding (5 votes per share)              5                    90
    Additional paid-in capital                        17,056,449            17,011,224
    Accumulated deficit                              (15,207,009)          (14,586,675)
                                                      ----------            ----------
     Subtotal stockholders' equity                     1,853,821             2,474,155
    Less:  Treasury Stock                          (          24)
                                                    ------------           -----------
     Total stockholders' equity                        1,853,797             2,474,155
                                                      ----------           -----------

Total liabilities and stockholders' equity           $ 2,151,449           $ 2,761,908
                                                     ===========           ===========

                       See notes to financial statements.


                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                 Six Months Ended
                                                          March 31,                         March 31,
                                                 --------------------------        ----------------------------
                                                     1998             1997             1998             1997
                                                 ------------     ---------        ------------     -----------
Revenue                                          $   290,671      $   212,438      $   328,533      $   322,358

Cost of sales                                        155,662          110,596          169,559          149,682
                                                 -----------      -----------      -----------      -----------

Gross profit                                         135,009          101,842          158,974          172,676
                                                 -----------      -----------      -----------      -----------

Operating expenses:
    Research and development                          83,209           50,633          161,863          112,036
    General and administrative                       123,986           86,317          252,498          174,258
    Selling                                          288,221           70,857          404,025          129,440
    Depreciation and amortization                      4,991            8,053            9,795           16,473
                                                 -----------      -----------      -----------      -----------

Total operating expenses                             500,407          215,860          828,181          432,207
                                                 -----------      -----------      -----------      -----------

Loss from operations                             (   365,398)     (   114,018)     (   669,207)     (   259,531)

Other income (expenses):
    Interest income                                   24,997                            56,426
    Interest expense                             (     2,399)      (    6,393)     (     6,405)     (    12,099)
    Other income (expense)                       (     1,152)      (      808)     (     1,148)     (     3,854)
                                                  ----------        ---------       ----------       ----------

Total other income (expenses)                         21,446       (    7,201)          48,873      (    15,953)
                                                  ----------        ---------       ----------       ----------

Net loss                                         ($  343,952)     ($  121,219)     ($  620,334)     ($  275,484)
                                                  ==========       ==========       ==========       ==========



Earnings per share:

    Net loss per share                                ($ .14)          ($ .05)          ($ .26)          ($ .12)
                                                       =====            =====            =====            =====

    Weighted average number of shares
      outstanding:                                 2,380,307        2,380,307        2,380,307        2,380,307
                                                  ==========       ==========       ==========       ==========

                                        See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD FROM SEPTEMBER 30, 1997 THROUGH MARCH 31, 1998
                                   (UNAUDITED)


                                                                 Class B
                                    Common Stock             Common Stock              Preferred Stock          Additional
                                Shares       Amount      Shares        Amount      Shares       Amount       Paid-in Capital
                                ------       ------      ------        ------      ------       ------       ---------------

Balances
    October 1, 1997           47,516,049      $47,516     90,100         $90       2,000,000      $2,000         $17,011,224

Reverse Stock Split          (45,140,247)    ( 45,140)   (85,595)       ( 85)                                         45,225

Repurchase of
    Factional Shares

Net Loss for the Period
                           -------------    ---------   --------       -----    ------------    --------      --------------

Balances,
    March 31, 1998             2,375,802      $ 2,376      4,505         $ 5       2,000,000      $2,000         $17,056,449
                           =============    =========   ========       =====    ============    ========      ==============


[RESTUBBED TABLE]

                                 Accumulated           Treasury
                                   Deficit               Stock         Total
                                 --------------        ---------       -----


Balances
    October 1, 1997              ($14,586,675)                      $2,474,155

Reverse Stock Split

Repurchase of
    Factional Shares                                    ( 24)      (        24)

Net Loss for the Period          (    620,334)                     (   620,334)
                                 ------------          -----        ----------

Balances,
    March 31, 1998               ($15,207,009)          ($24)       $1,853,797
                                 ============          =====        ==========

                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended March 31
                                                                           ---------------------------------------
                                                                               1998                          1997
                                                                           ---------                     ---------

Cash flows from operating activities:
    Net loss                                                               ($620,334)                     ($275,484)
    Adjustments to reconcile net loss
    to net cash used in operating activities:
        Depreciation                                                           6,466                        14,795
        Amortization                                                           3,330                         1,678
        Increase (decrease) in cash due to changes in:
           Accounts receivable                                             (  54,616)                       79,797
           Inventories                                                     (  39,563)                        1,098
           Prepaid expenses and other assets                                   1,894                        14,688
           Accounts payable and accrued expenses                             109,295                        49,345
                                                                            --------                      --------

Net cash used in operating activities                                      ( 593,528)                    ( 114,083)
                                                                            --------                      --------

Cash flows from investing activities:
    Deferred patent costs incurred                                         (   1,408)
    Acquisition of furniture and equipment                                 (  37,134)
                                                                            --------                      --------

Net cash used in investing activities                                      (  38,542)
                                                                            --------                      --------

Cash flows from financing activities:
    Proceeds from line of credit                                                                           157,000
    Repayment of line of credit                                                                          (  73,000)
    Officer loans and advances                                                                              20,000
    Repayment of liabilities under Reorganization Plan                     (  59,396)                    (  55,230)
    Repayment of officer loan                                              (  40,000)
    Repurchase of factional shares                                         (      24)
                                                                           ---------                      --------

Net cash used in financing activities                                      (  99,420)                       48,770
                                                                            --------                      --------

Decrease in cash and cash equivalents                                      ( 731,490)                    (  65,313)

Cash and cash equivalents at beginning of period                           2,371,071                        66,647
                                                                           ---------                      --------

Cash and cash equivalents at end of period                                $1,639,581                      $  1,334
                                                                          ==========                      ========

                 Supplemental Schedule of Cash Flow Information

Interest paid was $6,405 and $12,099 for the six months ended March 31, 1998 and 1997, respectively.


                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended September 30, 1997.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the six months ended March 31, 1998 and 1997 are not necessarily indicative of the results for a full year.

3. The Company completed a one for twenty reverse stock split on December 11, 1997. At March 31, 1998, the Company had repurchased fractional shares associated with this reverse stock split. All weighted average shares and per share amounts have been calculated by giving retroactive effect of the reverse stock split to the earliest period presented.

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

         In order to facilitate the conversion of the Company's Preferred Stock and to enhance the market price and liquidity of the Company's Common Stock, the Company completed a one for twenty reverse stock split, specifically, a conversion of every twenty issued and outstanding shares into one share of the same class of Common Stock (the "Reverse Stock Split"), which became effective on December 11, 1997.

         Results of Operations

         During the quarter ended March 31, 1998, the Company realized a net loss of $343,952 on revenues of $290,671, compared to net loss of $121,219 on revenues of $212,438 for the quarter ended March 31, 1997. The increase in losses from the prior year's quarter ended March 31, 1997, is attributable primarily to expenses relating to increased sales and marketing efforts. Due to the increased sales and marketing efforts, revenues for the quarter ended March 31, 1998, increased by 36.8% from the quarter ended March 31, 1997.

         During the quarter, the Company incurred operating expenses of $500,407, a 131.8% increase over operating expenses of $215,860 in the quarter ended March 31, 1997. This increase in expenses was primarily due to increased sales and marketing efforts relating to existing and new markets, research and development relating to new projects and formulations, and additional personnel.

         During the six months ended March 31, 1998, the Company incurred a net loss of $620,334 on revenues of $328,533, compared to a net loss of $275,484 on revenues of $322,358 for the comparable period ended March 31, 1997. Sales in the first six months ended March 31, 1998, were negatively affected by delays in purchases from European affiliates. Such delays are expected to be offset by sales in the third and fourth quarters of fiscal 1998. Delayed European purchases and substantial investment in marketing expenses in support of new business launches which commenced in April 1998, in addition to increased research and development expenses, largely on in vitro and in vivo testing of compounds employing the Company's encapsulation system, resulted in an increase in losses in comparison to the six months ended March 31, 1997.

         For the near term, the Company will continue to focus upon increasing sales through new business launches, and expects to increase research and development expenditures for the balance of Fiscal 1998.

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

         During the period from the quarter ended June 30, 1994 throughout the bankruptcy proceedings, and to the current date, the Company's operations were funded primarily through sales of products, royalties and proceeds of $2.5 million generated from a private placement offering.

         As of March 31, 1998, the Company had working capital of $1,671,060, a decrease of $651,688 from the level of working capital of $2,322,748 as of September 30, 1997, and a $1,750,169 increase from the Company's working capital deficit of $79,109 as of March 31, 1997. The increase in working capital from March 31, 1997, is primarily attributable to the sale of $2.5 million of Preferred Stock in July 1997. The decrease in working capital from September 30, 1997, reflects increased sales and marketing efforts relating to existing and new markets, research and development relating to new projects and formulations, and additional personnel. During the six months ended March 31, 1998, the Company's other principal sources of working capital were derived from revenues and a $100,000 line of credit with First Union National Bank of Florida. As of March 31, 1998, the Company had no outstanding balance under its line of credit.

         During July 1997, the Company completed a private placement of 2,000,000 shares of Series A Convertible Preferred Stock to Fountain Holdings, LLC. As a result of such private placement, the Company obtained additional working capital of $2.5 million, which management believes has enhanced the expansion of the Company's sales and marketing program, as well as further the Company's research and development efforts. The Preferred Stock is convertible at the election of the holder, into shares of the Company's Common Stock, which currently represents approximately one-third of the Company's outstanding stock on a post-conversion basis. Prior to conversion, the holders of the Preferred Stock have the right to elect a majority of the Company's Board of Directors and to vote as a class on all matters that require a vote of stockholders.

         In order to facilitate the conversion of the Company's Preferred Stock and to enhance the market price and liquidity of the Company's Common Stock, the Company completed the reverse stock split, which became effective on December 11, 1997. The Company has 2,380,302 shares of Common Stock (including Class B) outstanding as of May 12, 1998.

         Effects of Inflation

         The Company does not expect inflation to materially affect its results of operations, however, it does expect that its operating costs and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

Part II. Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         a. General
            -------

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


                                            FOUNTAIN PHARMACEUTICALS, INC.



Dated:  March 15, 1998                      /s/John C. Walsh
                                            ----------------
                                            JOHN C. WALSH,
                                            Chief Executive Officer