Form 10QSB
period 1998-06-30
FOUNTAIN PHARMACEUTICALS INC
filed 1998-08-14
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
---------

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---      -------------------------------------------------------------
         EXCHANGE ACT OF 1934
         --------------------

                  For the quarterly period ended June 30, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      -------------------------------------------------------------------
          EXCHANGE ACT OF 1934
         ---------------------

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


                                 (727) 548-0900
                                 --------------
              (Registrant's telephone number, including area code)


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

                           Yes   X                    No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of August 10, 1998:

Common Stock, par value                     $.001 - 2,375,802

Class B Common Stock, par value             $.001 - 4,505


                 Transitional Small Business Disclosure Format:

                            Yes                        No   X

                         FOUNTAIN PHARMACEUTICALS, INC.

                                      INDEX

                                                                                      Page
                                                                                      ----

Part I.                Financial Information*
------                 ---------------------

    Item 1.            Financial Statements (Unaudited)

                       Balance Sheets - September 30, 1997,                               4
                       and June 30, 1998 (Unaudited)

                       Statements of Operations - for the nine                            5
                       months ended June 30, 1998 and 1997
                       (Unaudited)

                       Statement of Stockholders' Equity -                                6
                       for the period from September 30, 1997
                       through June 30, 1998 (Unaudited)

                       Statements of Cash Flows - for the nine                            7
                       months ended June 30, 1998 and 1997
                       (Unaudited)

                       Notes to Condensed Financial Statements                            8
                       (Unaudited)

    Item 2.            Management's Discussion and                                        9
                       Analysis or Plan of Operation

Part II.               Other Information
-------                -----------------

    Item 1.            Legal Proceedings                                                 12
    Item 2.            Changes in Securities                                             12
    Item 3.            Defaults Upon Senior Securities                                   12
    Item 4.            Submission of Matters to a Vote                                   12
                       of Security Holders
    Item 5.            Other Information                                                 12
    Item 6.            Exhibits and Reports on Form 8-K                                  13


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                         FOUNTAIN PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                 ASSETS
                                               June 30,
                                                 1998              September 30,
                                             (Unaudited)               1997
                                             -------------        --------------
Current assets:
    Cash and cash equivalents                  $ 1,169,678           $ 2,371,071
    Accounts receivable                            410,607               109,808
    Inventories                                    242,374                95,678
    Prepaid expenses                                88,378                31,360
                                               -----------           -----------

    Total current assets                         1,911,037             2,607,917

Furniture and equipment, less
    accumulated depreciation
    ($263,458, June 30, 1998;
    $254,699, September 30, 1997)                   79,116                 9,360

Patent costs, less accumulated
    amortization ($22,747, June 30,
    1998; $17,753, September 30, 1997)             134,450               138,036


Other assets                                         6,595                 6,595
                                               -----------           -----------

Total assets                                   $ 2,131,198           $ 2,761,908
                                               ===========           ===========

(table continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         June 30,
                                                           1998          September 30,
                                                      (Unaudited)             1997
                                                      -------------     ---------------
   Current liabilities:
       Notes payable, bank                              $    14,129    $
       Notes payable, officer                                                   40,000
       Current portion of liabilities
        not subject to compromise                            10,215             29,469

       Current portion of liabilities
        subject to compromise                                23,936             92,298
       Accounts payable and accrued expenses                410,996            123,402
                                                       ------------       ------------

       Total current liabilities                            459,276            285,169
                                                       ------------       ------------

   Notes payable, bank                                       51,442
                                                       ------------
   Liabilities not subject to compromise, non-current                            2,584
                                                                          ------------

   Stockholders' equity:
       Preferred stock, par value $.001,
          2,000,000 shares authorized, issued
          and outstanding (1.2 votes per share)               2,000              2,000
       Common stock, par value $.001, 50,000,000
          shares authorized; 2,375,802, June 30,
          1998; 47,516,049, September 30, 1997, issued
          and outstanding (1 vote per share)                  2,376             47,516

       Class B common stock; par value $.001,
          5,000,000 shares authorized; 4,505, June
          30, 1998; 90,100, September 30, 1997, shares
          issued and outstanding (5 votes per share)              5                 90
       Additional paid-in capital                        17,056,449         17,011,224
       Accumulated deficit                              (15,440,326)       (14,586,675)
                                                       ------------         ----------
        Subtotal stockholders' equity                     1,620,504          2,474,155
       Less:  Treasury Stock                                   (24)
                                                       ------------       ------------
        Total stockholders' equity                        1,620,480          2,474,155
                                                       ------------       -------------

   Total liabilities and stockholders' equity           $ 2,131,198        $ 2,761,908
                                                       ============       ============

                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                Nine Months Ended
                                                              June 30,                         June 30,
                                                 --------------------------------- ----------------------------
                                                       1998            1997              1998              1997
                                                 ---------------- ---------------  --------------- ------------
Revenue                                         $    909,329      $   819,403       $1,237,862       $1,141,761

Cost of sales                                        483,580          448,204          653,139          597,886
                                                ------------      -----------     ------------       ----------

Gross profit                                         425,749          371,199          584,723          543,875
                                                ------------      -----------      -----------       ----------

Operating expenses:
    Research and development                         119,929           35,863          281,792          147,899
    General and administrative                       114,779           87,988          367,277          262,246
    Selling                                          432,503           74,697          836,528          204,137
    Depreciation and amortization                      5,497            5,855           15,292           22,328
                                                ------------      -----------     ------------       ----------

Total operating expenses                             672,708          204,403        1,500,889          636,610
                                                ------------      -----------       ----------       ----------

Income (loss) from operations                       (246,959)         166,796         (916,166)         (92,735)

Other income (expenses):
    Interest income                                   19,141                            75,567
    Interest expense                                  (1,722)          (9,339)          (8,127)         (21,438)
    Other income (expense)                            (3,777)          (4,239)          (4,925)          (8,093)
                                                ------------      -----------     ------------       ----------

Total other income (expenses)                         13,642          (13,578)          62,515          (29,531)
                                                ------------      -----------     ------------       ----------

Net income (loss)                               ($   233,317)     $   153,218       ($ 853,651)      ($ 122,266)
                                                ============      ============    ============       ==========

Earnings per share:

    Net income (loss) per share                       ($ .10)           $ .06           ($ .36)          ($ .05)
                                                ============      ===========     ============       ==========

    Weighted average number of shares
      outstanding:                                 2,380,307        2,380,307        2,380,307        2,380,307
                                                =============     ===========      ===========       ==========

                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD FROM SEPTEMBER 30, 1997 THROUGH JUNE 30, 1998
                                   (UNAUDITED)

                                                               Class B
                                    Common Stock             Common Stock            Preferred Stock
                                Shares       Amount      Shares        Amount      Shares       Amount
                                ------       ------      ------        ------      ------       ------
Balances
    October 1, 1997           47,516,049      $47,516     90,100         $90       2,000,000      $2,000

Reverse Stock Split          (45,140,247)    ( 45,140)   (85,595)       ( 85)

Repurchase of
    Factional Shares

Net Loss for the Period
                           -------------    ---------   --------       -----    ------------    --------

Balances,
    June 30, 1998              2,375,802      $ 2,376      4,505         $ 5       2,000,000      $2,000
                           =============    =========   ========       =====    ============    ========

(table continued)

                                   Additional      Accumulated           Treasury
                                Paid-in Capital        Deficit             Stock         Total
                                ---------------    --------------        ---------       -----


Balances
    October 1, 1997              $17,011,224     ($14,586,675)                      $2,474,155

Reverse Stock Split                   45,225

Repurchase of
    Factional Shares                                                    ( 24)      (        24)

Net Loss for the Period                          (    853,651)                     (   853,651)
                              --------------     ------------          -----        ----------

Balances,
    June 30, 1998                $17,056,449     ($15,440,326)          ($24)       $1,620,480
                              ==============     ============          =====        ==========

                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended June 30
                                                                       -------------------------------------------
                                                                          1998                              1997
                                                                       ----------                        ---------
Cash flows from operating activities:
    Net loss                                                               ($853,651)                    ($122,266)
    Adjustments to reconcile net loss
    to net cash used in operating activities:
        Depreciation                                                          10,298                        19,813
        Amortization                                                           4,984                         2,515
        Increase (decrease) in cash due to changes in:
           Accounts receivable                                              (300,799)                     (193,788)
           Inventories                                                      (146,696)                        2,066
           Prepaid expenses and other assets                                 (57,018)                        2,720
           Accounts payable and accrued expenses                             287,594                       228,978
                                                                      --------------                 -------------
Net cash used in operating activities                                     (1,055,278)                      (59,962)
                                                                       -------------                 -------------

Cash flows from investing activities:
    Deferred patent costs incurred                                            (1,408)
    Acquisition of furniture and equipment                                   (80,054)
                                                                     ---------------                 -------------
Net cash used in investing activities                                        (81,462)
                                                                     ---------------                 -------------

Cash flows from financing activities:
    Proceeds from line of credit                                                                           270,000
    Repayment of line of credit                                                                           (270,000)
    Officer loans and advances                                                                              80,000
    Repayment of liabilities under Reorganization Plan                       (90,201)                      (83,165)
    Repayment of officer loan                                                (40,000)
    Repurchase of factional shares                                               (24)
    Proceeds from equipment financing                                         66,110
    Repayment of equipment financing                                            (538)
                                                                     ---------------                --------------
Net cash used in financing activities                                        (64,653)                       (3,165)
                                                                     ---------------                --------------

Decrease in cash and cash equivalents                                     (1,201,393)                      (63,127)
Cash and cash equivalents at beginning of period                           2,371,071                        66,647
                                                                     ---------------                --------------
Cash and cash equivalents at end of period                             $   1,169,678                $        3,520
                                                                     ===============                ==============

                 Supplemental Schedule of Cash Flow Information
                 ----------------------------------------------

Interest paid was $8,127 and $21,438 for the nine months ended June 30, 1998 and 1997, respectively.

                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended September 30, 1997.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the nine months ended June 30, 1998 and 1997 are not necessarily indicative of the results for a full year.

3. The Company completed a one for twenty reverse stock split on December 11, 1997. At June 30, 1998, the Company had repurchased fractional shares associated with this reverse stock split. All weighted average shares and per share amounts have been calculated by giving retroactive effect of the reverse stock split to the earliest period presented.

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

         In July 1997, the Company completed a private placement of 2,000,000 newly-designated and issued shares of Series A Convertible Preferred Stock to Fountain Holdings, LLC, a Wyoming limited liability company, controlled by Joseph S. Schuchert, Jr. As a result of the Private Placement, the Company obtained additional working capital of $2.5 million, which has been utilized to enhance the expansion of the Company's sales and marketing program, as well as to further the Company's research and development efforts.

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

         Results of Operations

         During the quarter ended June 30, 1998, the Company realized a net loss of $233,317 on revenues of $909,329, compared to net income of $153,218 on revenues of $819,403 for the quarter ended June 30, 1997. The increase in losses from the prior year's quarter ended June 30, 1997, is attributable primarily to expenses relating to increased sales and marketing efforts. Due to the increased sales and marketing efforts, in connection with the Company's new sunscreen brand in the golf market, Daylong(R), revenues for the quarter ended June 30, 1998 increased by 11% from the quarter ended June 30, 1997.

         During the quarter, the Company incurred operating expenses of $672,708, a 229% increase over operating expenses of $204,403 in the quarter ended June 30, 1997. This increase in expenses was primarily due to increased sales and marketing efforts relating to existing and new markets, research and development relating to new projects and formulations, and additional personnel.

         During the nine months ended June 30, 1998, the Company incurred a net loss of $853,651 on revenues of $1,237,862, compared to a net loss of $122,266 on revenues of $1,141,761 for the comparable period ended June 30, 1997. Revenue for the nine months ended June 30, 1998, increased by 8% from the nine months ended June 30, 1997. This increase in revenue is attributable to the Company's new sunscreen brand in the golf market, Daylong(R), and additional sales to European licensees. Substantial investment in marketing expenses in support of new business launches which commenced in April 1998, in addition to increased research and development expenses, largely on in vitro and in vivo testing of compounds employing the Company's encapsulation system and additional personnel, resulted in an increase in losses in comparison to the nine months ended June 30, 1997.

         For the near term, the Company will continue to focus upon increasing sales through new business launches, and expects to increase research and development expenditures for the balance of Fiscal 1998.

         Liquidity and Capital Resources

         From inception through the quarter ended June 30, 1994, the Company's principal sources of working capital were derived from a series of private financing transactions and an initial public offering in 1990. As a result of the Company's declining equity and assets, the Company's securities were delisted from The NASDAQ SmallCap Market during May 1994 and the securities have since traded on the less liquid market of the OTC Bulletin Board.

         During the period from the quarter ended June 30, 1994 throughout the bankruptcy proceedings, and to the current date, the Company's operations were funded primarily through sales of products, royalties and proceeds of $2.5 million generated from a private placement offering.

         As of June 30, 1998, the Company had working capital of $1,451,761, a decrease of $870,987 from the level of working capital of $2,322,748 as of September 30, 1997, and a $1,410,624 increase from the Company's working capital of $41,137 as of June 30, 1997. The increase in working capital from June 30, 1997, is primarily attributable to the sale of $2.5 million of Preferred Stock in July 1997. The decrease in working capital from September 30, 1997, reflects increased sales and marketing efforts relating to existing and new markets, research and development relating to new projects and formulations, and additional personnel. During the quarter ended June 30, 1998, the Company entered into equipment financing arrangements with First Union National Bank of Florida (First Union) in connection with the purchase of certain research equipment. Pursuant to such financing, First Union loaned the Company $66,110 at an interest rate of 9% for a 48 month term beginning June 1998. During the nine months ended June 30, 1998, the Company's other principal sources of working capital were derived from revenues and a $100,000 line of credit from First Union. As of June 30, 1998, the Company had no outstanding balance under its line of credit. The balance due on the equipment financing as of June 30, 1998 is $65,571.

         During July 1997, the Company completed a private placement of 2,000,000 shares of Series A Convertible Preferred Stock to Fountain Holdings, LLC. As a result of such private placement, the Company obtained additional working capital of $2.5 million, which management believes has enhanced the expansion of the Company's sales and marketing program, as well as further the Company's research and development efforts. The Preferred Stock is convertible, at the election of the holder, into shares of the Company's Common Stock, which currently represents approximately one-third of the Company's outstanding stock on a post-conversion basis. Prior to conversion, the holders of the Preferred Stock have the right to elect a majority of the Company's Board of Directors and to vote as a class on all matters that require a vote of stockholders.

         In order to facilitate the conversion of the Company's Preferred Stock and to enhance the market price and liquidity of the Company's Common Stock, the Company completed the reverse stock split, which became effective on December 11, 1997. The Company has 2,380,307 shares of Common Stock (including Class B) outstanding as of August 10, 1998.

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


                                                FOUNTAIN PHARMACEUTICALS, INC.



Dated:  August 14, 1998                         /s/John C. Walsh
                                                ------------------------
                                                JOHN C. WALSH,
                                                Chief Executive Officer