Form 10KSB40
period 1998-09-30
FOUNTAIN PHARMACEUTICALS INC
filed 1999-01-13
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1998
                           Commission File No. 0-18399

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

       Registrant's telephone number, including area code: (727) 548-0900
                                                           --------------

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

                  (1)      Yes   X                    No
                               -----
                  (2)      Yes   X                    No
                               -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended September 30, 1998:
                                                      $1,542,868

         The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of January 8, 1999 was approximately $279,246, based upon the closing sales price of the Company's Common Stock as of January 8, 1999 (see Footnote (1) below).


                     APPLICABLE ONLY TO REGISTRANTS INVOLVED
           IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          Yes   X                    No
                              ----                      ----


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

         The number of shares outstanding of the Registrant's class of Common Stock, par value $.001 per share, as of January 8, 1999, was 2,375,796.

         The number of shares outstanding of the Registrant's Class B Common Stock, par value $.001 per share, as of January 8, 1999, was 4,505.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None
                                      ----

                 Transitional Small Business Disclosure Format:

                          Yes                        No   X
                              ----                      ----

-------------------
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

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

                                     PART I
                                     ------

ITEM 1
------

         BUSINESS
         --------

Background

         The Company was organized during 1989 to develop and commercialize certain proprietary compound encapsulation technologies. Following several years of continued developmental efforts, the Company was able to secure patents on several aspects of its technologies in the United States and Europe, introduce branded products in certain markets and develop strategic associations with pharmaceutical companies.

         From inception through 1994, the Company remained in the development stage while experiencing substantial losses. Its principal source of capital was derived from a series of private financing transactions and an initial public offering in 1990. Sales revenues during this period were insufficient to offset the Company's operating costs and liabilities. Consequently, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division on November 30, 1994. Upon successfully reorganizing its operations and finances, the Company emerged from bankruptcy in July 1996.

         In July 1997, the Company completed a private placement of 2,000,000 newly-designated and issued shares of Series A Convertible Preferred Stock (the "Preferred Stock") to Fountain Holdings, LLC ("Holdings"), a Wyoming limited liability company, controlled by Joseph S. Schuchert, Jr. As a result of this private placement (the "Private Placement"), the Company obtained additional working capital of $2.5 million, which it utilized to enhance the expansion of the Company's sales and marketing program, as well as to further the Company's research and development efforts. As a result of significant increases in marketing costs associated with the expansion of existing product lines and the introduction of new products during fiscal 1998, which were not offset by sales revenues during the period, the Company substantially utilized its working capital resources. Accordingly, the Company initiated a program to obtain additional working capital. In order to provide working capital in the near term, as of December 31, 1998, the Company entered into a secured credit arrangement with Mr. Schuchert. The credit agreement provides for a two-year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. In order to fund operations in the long term and pursue its business strategy, the Company intends to continue to seek additional sources of capital, including debt and equity financing. However, there can be no assurances that such financing will be available or that it will be available upon terms advantageous to the Company. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

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

         The Company will continue to pursue collaborative efforts with other companies to develop additional regulated compounds.

         Business Strategy

         The Company intends to continue to leverage the strengths of its SDMC technology to develop products for the following key business sectors:

o Continue to expand the Company's OTC (Over the Counter) sunscreen franchise by expanding its distribution base to physicians and developing innovative new products in this category.

o Aggressively develop new products that may be candidates for entry into the expanding `cosmeceutical product sector. (A "cosmeceutical" is generally defined as a product that has biological activity, but is not regulated as a drug by the FDA).

o Continue to pursue clinical investigation of existing pharmaceutical compounds that may be administered to humans more efficiently and potentially with less side effects utilizing the Company's patented SDMC technology.

o Continue to expand OTC, cosmecutical and prescription products through its international strategic partner relationships.

o The Company will pursue joint venture, merger and acquisition candidates to expand its business base. However, there can be no assurances that any such transactions will be successfully completed by the Company.

         Long term operation of the Company and the execution of any of the Company's expansion plans will require additional sources of financing beyond the current resources of the Company. Management is actively pursuing additional sources of financing. However, there can be no assurances to that such financing will be available or that it will be available upon terms advantageous to the Company. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- Liquidity and Capital Resources."

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

         Currently, the Company principally licenses and supplies moisturizers and sunscreen products through its licensing arrangements with pharmaceutical companies. See "Sales and Marketing." While the Company's sales currently focus upon its line of sunscreen and moisturizer products, management believes that expansion of the Company's licensing arrangements and the scope of product development activities may offer marketing opportunities for additional consumer products. However, there can be no assurances to that effect.

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

         The Company has three principal licensing arrangements with major European licensees. Under such arrangements the Company realizes revenues from the sale of products to the licensees who act as distributors and from royalties which are earned as the result of subsequent sales of these products by such licensees. Of its licensees, Spirig AG and Nycomed Amersham represent in the aggregate more than 74% of the sales of the Company's products. The Nycomed Pharma license covers markets in Norway, Denmark, Belgium, Holland and Luxembourg. Spirig AG is the Company's licensee for Switzerland, Germany and certain markets in Eastern Europe.

         Governmental Regulations

         The Company had undertaken the development of a number of products which incorporate its SDMC technologies in regulated fields. These products remain in various stages of development, from preliminary laboratory research, pre-clinical testing to human clinical testing and are being considered for further developmental efforts by the Company to the extent additional funds are available, or with the collaboration of a corporate sponsor or joint venture participant.

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

         Certain of the products previously developed or targeted for development by the Company are largely unregulated and do not require any regulatory approvals or filings with any regulatory agencies. This principally entails the Company's moisturizer products. Certain other products of the Company are regulated as over-the-counter drugs. These products are required to receive additional testing for stability purposes and must consist of "approved materials." These products are subject to stringent recordkeeping requirements. However, no filing or pre-approval process with any regulatory agency must be complied with in connection with these products.

         Patents and Proprietary Technology

         The Company has obtained and is continuing to actively pursue patent protection for certain component elements of its proprietary encapsulation technologies, both in the United States and abroad.

         The Company has obtained patents for its novel method for making lipid-based carrier vehicles or "SDMCs": U.S. Patent 5,133,965 issued on July 28, 1992, and U.S. Patent 5,269,979 issued on December 14, 1993. These patents relate to unique methodology for making relatively small-sized, homogenous populations of lipid-based carrier vehicles. A shelf-stable precursor solution containing a drug or other substance can be converted into the vehicles by simple aerosolization or dilution with water. The precursor solution can also be dried onto a surface, such as a bandage material, and rehydrated upon contact with fluids at the wound site to deliver medicaments to the wound. Counterpart patents have issued in Australia, Norway, Israel, Spain and EPC (European Patent Convention). The European patent was validated in Austria, Belgium, France, Great Britain, Germany, Italy, Luxembourg, Netherlands, Sweden, and Switzerland-Liechtenstein. The Company has counterpart applications in Canada, Japan, Hong Kong, and Singapore. The granting fees have been paid in Canada and Singapore, and issuance is expected in the near future.

         The Company is pursuing additional patent coverage in the United States on other aspects of its SDMC technology. This application relates to shelf-stable precursor solutions. A Notice of Allowance has been received in the U.S. application, and a patent has been granted in Australia. The Company has counterpart applications pending in Canada, the EPC, Hong Kong, Japan, and Singapore.

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

         As of January 8, 1999, the Company employed sixteen (16) persons including its chief executive officer, a vice president of operations, a director of finance and administration, a technical director, an aesthetic marketing and sales director, warehouse, sales and administrative personnel.

ITEM 2
------

         PROPERTIES
         ----------

         The Company owns no real property. The Company leases approximately 6,000 square feet of office, laboratory, production and warehouse facilities located in Largo, Florida. The lease, dated December 18, 1997 as amended March 20, 1998, provides for a monthly rental of $6,950 for a term of five years, ending December 31, 2003. This facility is adequate for the Company's current and foreseeable needs.

ITEM 3
------

         LEGAL PROCEEDINGS
         -----------------

         The law firm of Blank, Rome, Comisky and McCauley, LLP represents the Company with regard to disputes against Dermik Laboratories, Inc. and Rhone Poulenc Rorer ("RPR") relating to damages allegedly suffered by the Company as a result of, among other things, Dermik's termination of a supply and distribution agreement (the "Agreement"). Dermik is a subsidiary of RPR. The Agreement called for Dermik to be the licensee of the Company's sunscreen product for a period of 10 years and for Dermik to distribute the product in the United States and certain territories outside the United States.

         On or about October 28, 1996 Dermik notified the Company that, in its opinion, the Company had not been able to demonstrate compliance with certain contractual and regulatory requirements by October 31, 1996 and that, on this basis, that Dermik was exercising an alleged right under the contract to terminate it on that basis.

         The Company instituted a lawsuit in November 1997 against Dermik alleging a cause of action for breach of the Agreement. Later, in November 1998, the Company filed court documents seeking permission to amend the Dermik lawsuit to assert further claims of tortuous breach of contract and civil conspiracy with RPR. Dermik is expected to oppose this and the Court will render a decision sometime in the future. At the same time, the Company filed a separate lawsuit against RPR alleging causes of action of breach of contract, tortuous breach of contract, civil conspiracy with Dermik, and tortuous interference by RPR with the contractual relationship between Dermik and the Company. The current Case Scheduling Order governing the Dermik case calls for discovery to continue through the middle of February 1999 at which time dispositive motion practice is to commence. If the case goes through motion practice, it is to enter the trial pool on August 1, 1999.

         RPR has not yet answered or otherwise responded to the complaint against it. It is anticipated that RPR will move to have the complaint dismissed for failure to state a legally cognizable claim. The Company intends to oppose any such motion.

         The Company's various complaints seek damages from Dermik Laboratories, Inc. and RPR in excess of $10,000,000 each. These matters are currently pending in the Philadelphia County Court of Common Pleas, Trial Division under the following case captions.

         Fountain Pharmaceuticals, Inc. vs. Dermik Laboratories, Inc.
         ------------------------------------------------------------
         C.C.P. Philadelphia County, November Term, 1997, No. 3611

         Fountain Pharmaceuticals, Inc. vs. Dermik Laboratories, Inc.
         ------------------------------------------------------------
         C.C.P. Philadelphia County, October Term, 1998, No. 2549

         Fountain Pharmaceuticals, Inc. vs./ Rhone Poulenc Rorer, Inc.
         -------------------------------------------------------------
         C.C.P. Philadelphia County, October Term, 1998, No. 2551

         Dermik, like RPR, will likely move for summary judgment as to the complaint against it once discovery is closed with the aim of having the case dismissed before trial. The Company intends to oppose any such motion.

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

         Effective May 31, 1994, the Company's securities were delisted from The NASDAQ SmallCap MarketSM because, as a result of declining equity and assets, the Company no longer satisfied the quantitative listing standards required for continued listing. During May 1995, the Company's Units, and Class A and Class B Warrants expired.

         The following table sets forth certain information with respect to the high and low market prices of the Company's Common Stock for the fiscal years ended September 30, 1997 and 1998, and for the first quarter of its fiscal year ended September 30, 1999. No trading market exists for shares of the Company's Class B Common Stock.

   Fiscal 1997                        HIGH                       LOW
   -----------                        ----                       ---
   First Quarter                        .20                      .05
   Second Quarter                       .17                      .063
   Third Quarter                        .25                      .06
   Fourth Quarter                       .40                      .15

   Fiscal 1998                        HIGH                       LOW
   -----------                        ----                       ---
   First Quarter                       1.50                     1.0625
   Second Quarter                      2.0625                    .875
   Third Quarter                       1.625                     .875
   Fourth Quarter                      1.1875                    .4375

   Fiscal 1999                        HIGH                       LOW
   -----------                        ----                       ---
   First Quarter                      .625                       .1875
   Second Quarter                     .4375                      .25
   (January 1-January 8, 1999)

   The closing price of the Company's Common Stock on January 8, 1999 was $.25.

         The high and low prices (based on the average bid and ask prices) for the Company's Common Stock, as reported by The NASDAQ SmallCap MarketSM and the OTC Bulletin Board, as applicable. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         B. Reverse Stock Split
            -------------------

         In order to facilitate the conversion of the Company's Preferred Stock and to enhance the market price and liquidity of the Company's Common Stock, the Company effectuated a one for twenty reverse stock split, specifically, a conversion of every twenty issued and outstanding shares into one share of the same class of Common Stock as of December 11, 1997 (the "Reverse Stock Split"). As of January 8, 1999, the Company had 2,380,301 shares of Common Stock outstanding.

         C. Holders
            -------

         Records of the Company's stock transfer agent indicate that as of January 8, 1999, the Company had 435 record holders of its Class B Common Stock and Common Stock. Since a significant number of the shares of the Company are held by financial institutions in "street name," it is likely that the Company has significantly more stockholders than indicated above. The Company estimates that it has approximately 2,155 record holders, including such shares held in "street name."

         D. Dividends
            ---------

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

ITEM 6
------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

         Background
         ----------

         The Company was organized during 1989 to develop and commercialize certain proprietary compound encapsulation technologies. Following several years of continued developmental efforts, the Company was able to secure patents on several aspects of its technologies in the United States and Europe, introduce branded products in certain markets and develop strategic associations with pharmaceutical companies.

         From inception through 1994, the Company remained in the development stage while experiencing substantial losses. Its principal source of capital was derived from a series of private financing transactions and an initial public offering in 1990. Sales revenues during this period were insufficient to offset the Company's operating costs and liabilities. Consequently, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division on November 30, 1994. Upon successfully reorganizing its operations and finances, the Company emerged from bankruptcy in July 1996.

         In July 1997, the Company completed a private placement of 2,000,000 newly-designated and issued shares of Series A Convertible Preferred Stock (the "Preferred Stock") to Fountain Holdings, LLC ("Holdings"), a Wyoming limited liability company, controlled by Joseph S. Schuchert, Jr. See "ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." As a result of this private placement (the "Private Placement"), the Company obtained additional working capital of $2.5 million, which it utilized to enhance the expansion of the Company's sales and marketing program, as well as to further the Company's research and development efforts. As a result of significant increases in marketing costs associated with the expansion of existing product lines and the introduction of new products during fiscal 1998, which were not offset by sales revenues during the period, the company substantially utilized its working capital resources. Accordingly, the Company initiated a program to obtain additional working capital. In order to provide working capital in the near term, as of December 31, 1998, the Company entered into a secured credit arrangement with Mr. Schuchert. The credit agreement provides for a two year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. In order to fund operations in the long term and pursue its business strategy, the Company intends to continue to seek additional sources of capital, including debt and equity financing. However, there can be no assurances that such financing will be available or, that it will be available upon terms advantageous to the Company. See "Liquidity and Capital Resources."

         Results of Operations
         ---------------------

         During the fiscal year ended September 30, 1998, the Company realized a net loss of $1,629,141 on revenues of $1,542,868, compared to a net loss of $296,602 on revenues of $1,317,994 for the fiscal year ended September 30, 1997. This increase in net losses is attributable primarily to expenses relating to increased sales and marketing efforts in connection with the Company's new sunscreen brand in the golf market, Daylong(R) and legal fees relating to the Dermik Laboratories, Inc. lawsuit. See "ITEM 3 - LEGAL PROCEEDINGS."

         Revenues for fiscal 1998 of $1,542,868 represented an increase of $224,874 or 17.1% from revenues of $1,317,994 during fiscal 1997. The increase in revenues was a result, primarily, of expanding acceptance of the Company's products by dermatologists in northern Europe, telemarketing efforts of the Company's LyphaZome(R) brand to the podiatrists' market, and the launch of the Company's new sunscreen brand in the golf market, Daylong(R).

         During the fiscal year ended September 30, 1998, the Company incurred operating expenses of $2,367,857, a 159.5% increase over operating expenses of $912,326 for the prior year ending September 30, 1997. This increase in expenses was primarily due to increased sales and marketing efforts relating to existing and new markets, research and development relating to new projects and formulations, legal fees relating to Dermik Laboratories, Inc. lawsuit, and additional personnel.

         Liquidity and Capital Resources
         -------------------------------

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

         During the period from the quarter ended June 30, 1994 throughout the bankruptcy proceedings, the Company's operations were funded primarily through sales of products and from royalties, as well as the sale of 25,000,000 shares (pre-split) of the Company's Common Stock to its then Chief Executive Officer at a purchase price of $250,000 in December 1995. Since emerging from bankruptcy, the Company's primary source of working capital have been sales revenues, short term advances from the Company's then Chief Executive Officer and proceeds of $2.5 million generated from a private placement offering in July 1997.

         As of September 30, 1998, the Company had working capital of $645,204, a decrease of $1,677,544 from the level of working capital of $2,322,748 as of September 30, 1997. The decrease in working capital from September 30, 1997, reflects increased expenses associated with sales and marketing efforts relating to existing and new markets, research and development relating to new projects and formulations, legal fees relating to Dermik Laboratories, Inc. lawsuit and additional personnel. As a result of such significant increase in marketing costs and legal fees, which were not offset by sales revenues, the Company had substantially utilized its working capital resources by December 1998. Accordingly, the Company initiated a program to obtain additional working capital. In order to provide working capital in the near term, as of December 31, 1998, the Company entered into a secured credit arrangement with Mr. Schuchert. The Credit Agreement provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which is due on the earlier of December 31, 2000, 180 days from written demand of the lender or upon an event of default under the agreement. The line of credit bears interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the Wall Street Journal, plus 1 1/2% or (ii) 9%, which is payable monthly or may be accrued. The facility is secured by all of the assets of the Company (subject to any existing liens). The facility is subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As of January 8, 1999, the Company had $400,000 outstanding under this facility. Under the terms of the Agreement, Mr. Schuchert receives warrants to purchase 1.6 shares of Common Stock for each dollar advanced under the facility at a purchase price of $.65 per share with an expiration date of December 31, 2003. As of January 8, 1999, Mr. Schuchert has been granted warrants to purchase an aggregate 640,000 shares of Common Stock.

         The Company's sales revenues during fiscal 1998 and the first quarter of fiscal 1999 were not adequate to offset expenses. Based upon the Company's current budget guidelines as agreed to with Mr. Schuchert as lender, management believes that the funds available under the line of credit would be sufficient to enable the Company to meet its anticipated operating expenses through December 31, 1999. However, in order to continue longer term operations and to pursue its business strategy, the Company will require additional financing unless and until sales revenues provide sufficient working capital. The Company is in the process of pursuing such additional sources of financing. There can be no assurances that such financing will be available or that it will be available upon terms advantageous to the Company. Failure to obtain such additional financing or the earlier termination of the line of credit would have a material adverse effect on the Company's ability to operate beyond December 1999.

         During Fiscal 1998, the Company's other principal sources of working capital were derived from revenues, a $100,000 line of credit and equipment financing arrangements from First Union National Bank of Florida ("First Union"). The line of credit bears interest at a rate of prime plus .5%, payable upon demand. Pursuant to the equipment financing arrangement, First Union loaned the Company $66,110 at an interest rate of 9% for a 48 month term beginning June 1998. As of January 8, 1999 the Company has an outstanding balance due under its line of credit of $100,000. The balance due on the equipment financing as of January 8, 1999 is $58,688.

         Year 2000 Compliance
         --------------------

         As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the year 2000 and beyond. In connection with its ongoing information system management efforts, financial and operational systems have been assessed, and detailed plans have been developed and are being implemented to make the necessary modifications to ensure year 2000 compliance. The financial impact of making the required system changes for year 2000 compliance are not expected to have a material effect on the Company's financial statements.

         Effects of Inflation
         --------------------

         The Company does not expect inflation to materially effect its results of operations, however, it does expect that its operating costs and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

ITEM 7
------

         FINANCIAL STATEMENTS
         --------------------

                  Financial statements are included under Item 13(A) and may be found at pages F-1 through F-20.

ITEM 8
------

         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

         None.

                                    PART III
                                    --------

ITEM 9
------

         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------------------

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

Name                                        Age        Position(s) Held
----                                        ---        ----------------
Gerald T. Simmons                           54         Chief Executive Officer and President

James E. Fuchs                              71         Secretary and Director

Dr. Christopher Brown                       45         Director

Carol Rae                                   52         Director

Joseph S. Schuchert, Jr.                    68         Director

John C. Walsh                               58         Chairman and Director

         B. Business Experience
            -------------------

Gerald T. Simmons

         Mr. Simmons has served as Chief Executive Officer and President since December 1, 1998. He most recently held the position of President, CEO and Director of MantiCore Pharmaceuticals, Inc., a development stage drug delivery company from December 1996 to December 1998. Prior to MantiCore, Mr. Simmons was President, CEO and Director of Cellegy Pharmaceuticals, Inc. (NASDAQ-CLGY), a dermatology and drug delivery company from December 1992 to January 1996. Prior to senior business development assignments with two biotechnology companies, Mr. Simmons was employed by Schering-Plough Corp. as Director of Marketing for OTC consumer products and as Vice President, New Ventures with responsibility for new product development as well as mergers and acquisitions for consumer operations. Mr. Simmons will remain a Director of MantiCore Pharmaceuticals, Inc. He received his MBA from the University of Buffalo and a BA from Canisius College.

James E. Fuchs

         Mr. Fuchs has been a member of the Company's Board of Directors since November 1990 and assumed the office of Treasurer of the Company in April 1992. Mr. Fuchs is Chairman and Chief Executive Officer of The Grenfox Group, Inc., a company in the business of developing environmentally friendly products for the ink and coatings market. He was Chairman and Chief Executive Officer of Fuchs, Cuthrell & Co., Inc., an international human resources consulting firm specializing in corporate executive outplacement and post-career planning from 1970 to 1994. Among the executive positions he has held are managerial and account executive positions for the National Broadcasting Company; Vice President and Senior Corporate Marketing Officer of Curtis Publishing Company; Vice President, Marketing and Communications, and Director of Mutual Broadcasting Systems; President and Director of Mutual Sports, Inc., and Senior Vice President, Marketing, and a Director for a specialized executive consulting firm. From 1982 through 1996, Mr. Fuchs was Chairman and, as of 1997, is now Executive Director of the Silver Shields Foundation, which supports the education of children and widows of New York/New Jersey area law enforcement officers and firefighters that are killed in the line of duty. Mr. Fuchs is a Yale graduate and a two-time U.S. Olympic medallist and gold medallist in the shot put and discus in the first Pan American Games. He is a member of the Board of Directors of the United States Olympic Committee.

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

Carol Rae

         Ms. Rae has been a member of the Company's Board of Directors since December 11, 1997. Ms. Rae is President and Chief Executive Officer of Integrated Media and Marketing, LLC, a multi-media production and marketing company based in Rapid City, South Dakota. Ms. Rae also serves as President of MedVal Technologies International, Inc., a manufacturer of orthopedic splints headquartered in Rapid City, South Dakota. Between 1989 and 1995, she was President and Chief Executive Officer of Magnum Diamond Corporation of Rapid City, South Dakota, a manufacturer of ophthalmic surgical instruments. Ms. Rae currently serves as a Director for Homestake Mining Company, a gold mining company based in San Francisco, California with operations throughout the world. Ms. Rae also serves as a Director of VanKoevering Company of Des Moines, Iowa, a manufacturer of interactive pianos. Ms. Rae has over twenty years experience in the sales and marketing of emerging medical and computer technologies and has held a variety of executive positions with such companies.

Joseph S. Schuchert, Jr.

         Mr. Schuchert has been a member of the Company's Board of Directors since July 1997. He is Chairman, CEO and co-founder of Kelso & Company, Inc., one of the oldest and most established firms specializing in private equity investing and in leveraged acquisitions both as a principal and as financial advisor since 1971. Kelso makes equity investments on behalf of investment partnerships, which it manages; and, since 1980 has acquired more than 51 companies for more than $10 billion of aggregate acquisition price. Prior to joining Kelso, Mr. Schuchert specialized in corporate, securities and tax law before his involvement in ESOP corporate finance techniques. Mr. Schuchert received a B.S. in electrical engineering from Carnegie Mellon University and an L.L.B. from the University of Pittsburgh Law School. Mr. Schuchert serves as a Trustee at Carnegie Mellon University and is a member of the Board of Directors of American Standard, Inc., Earle M. Jorgensen Company and the United States Chamber of Commerce. Mr. Schuchert is active in and serves as a director of Four Winds Ministries, Inc., a ministry which supports and directs homes for unwed mothers and abused women, and a national Christian radio broadcast known as "Come Up Higher."

John C. Walsh

         John C. Walsh was the President, Chief Executive Officer from 1992 until his resignation as of December 1, 1998. He will continue to serve as a director of the Company, which he has been since 1992, and Chairman of the Board since 1994. From 1989 to 1992, Mr. Walsh was an investor in several private business interests. Prior to 1989, Mr. Walsh held various positions with Merck & Co., Inc., a leading international pharmaceutical company, for over twenty years. Among the positions held, Mr. Walsh served as Senior Vice-President, Europe, with responsibility for operations representing approximately 25% of Merck's business, and as Vice-President, Latin-America with responsibility for regional operations. He served as Managing Director of Merck, Sharpe & Dohme, Brazil and Merck, Sharpe & Dohme, Venezuela, subsidiaries of Merck. He also has broad experience in the financial management and accounting fields. Mr. Walsh holds a bachelor of science degree from Villanova University and is a Certified Public Accountant.

         Board Committee
         ---------------

         The Company has an Audit Committee of the Board of Directors which was created at a meeting of the Board of Directors on October 9, 1997. The Committee consists of Mr. Fuchs, Mr. Schuchert and Ms. Rae. The Audit Committee held one meeting during Fiscal 1998 with representatives of the Company's accounting firm of Aidman, Piser and Company, P.A., Certified Public Accountants. The Audit Committee is the Company's principal liaison with the Company's independent auditors and is primarily responsible for the review of accounting procedures and methods employed in connection with the Company's audit programs and related management policies. The Board of Directors has no other committees.

         Directors' Compensation
         -----------------------

         The Company has a policy of not granting fees to directors who attend a regularly scheduled or special meeting of its Board of Directors. However, the Company may reimburse out-of-state directors for their cost of travel and lodging to attend such meetings.

         Involvement in Certain Legal Proceedings
         ----------------------------------------

         None.

         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports with the Securities and Exchange Commission. The Company believes that during Fiscal 1998, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 10
-------

         EXECUTIVE COMPENSATION
         ----------------------

                                   SUMMARY COMPENSATION TABLE
  =================================================================================================================
                                                                                                 Long Term
                                   Annual Compensation                                         Compensation
  =================================================================================================================
                                                     Fiscal Year
                                                       Ended
           Name and Principal Position              September 30         Salary ($)          Options/SARS (#)
  =================================================================================================================
  John C. Walsh(1) (2)                                  1998              $181,731                  -0-
  Chairman, Former Chief Executive Officer              1997              $118,269                  -0-
  and President                                         1996              $137,308                  -0-
  =================================================================================================================

(1) Pursuant to the Company's Plan of Reorganization, Mr. Walsh was entitled to receive aggregate payments of $21,615 payable commencing February 1996 and ending August 1998 as accrued and unpaid salary and expenses.
     As of September 30, 1998, the obligation was satisfied in full.

     Mr. Walsh resigned from his position as Chief Executive Officer and President as of December 1, 1998, but remains the Company's Chairman of the Board and a Director. As part of his severance arrangement, Mr. Walsh will continue to receive full salary and accompanying benefits through August 3, 1999. See "ITEM - 12 CERTAIN RELATIONSHIP AND RELATED TRANSACTONS."

(2) As of December 1, 1998, Mr. Simmons was appointed Chief Executive Officer and President pursuant to an employment agreement. See "Employment Arrangements and Change of Control."


OPTION/SAR GRANTS TABLE

                                       Option/SAR Grants in the Last Fiscal Year
  =================================================================================================================
                                                    Individual Grants
  =================================================================================================================
                                                                % of Total
                                                                Options/SARs
                                                                Granted to           Exercise or
                                Fiscal     Options/SARs         Employees in         Base Price
  Name                          Year       Granted (#)          Fiscal Year          ($/Sh)        Expiration Date
  =================================================================================================================
  John C. Walsh                   1998(1)           -0-                 -0-               -0-             -0-
  Chairman,
  Chief Executive Officer and
  President
  =================================================================================================================

   (1) No options were granted during Fiscal Year 1998.



OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

  =================================================================================================================
                                Aggregated Options/SAR Exercises in Last Fiscal Year
                                          and FY-End Option/SAR Value
  =================================================================================================================
                                                                                               Value of
                                                                           Number of           Unexercised
                                                                           Unexercised         In-the-Money
                                                                           Options/SARs at     Options/SARs at
                                                                           FY-End (#)          FY-End ($)
  =================================================================================================================

                                         Shares              Value
                              Fiscal     Acquired on         Realized      Exercisable/        Exercisable/
  Name                        Year       Exercise (#)        ($)           Unexercisable       Unexercisable
  =================================================================================================================
  John C. Walsh               1998(1)            -0-              -0-      (U)0/(E)-0-         (E)$0/(U)-0-
  Chairman,
  Chief Executive Officer,
  and President
  =================================================================================================================

   (1) Mr. Walsh does not have any stock options.

         Employment Arrangements and Change of Control
         ---------------------------------------------

         As of December 1, 1998, the Company entered into an Employment Agreement with Mr. Gerald T. Simmons to serve as President and Chief
Executive Officer of the Company. Mr. Simmons is provided with an annual salary of $130,000. The Agreement provides for a term of one year with successive year-to-year renewals unless either party shall elect not to renew upon thirty days prior written notice. The Agreement contains a non-competition and non-solicitation provision that survives his actual employment for a term of two years. Mr. Simmons was also granted options to purchase 173,121 shares of common stock (5% of the outstanding common stock of the Company including outstanding options and warrants) at an exercise price of $.56 per share. The options include certain anti-dilution protection provisions for securities issued by the Company prior to December 31, 1999, including the conversion, if at all, of the outstanding Series A Convertible Preferred Stock held by Holdings. Provided that Mr. Simmons continues to be employed by the Company, the options vest 20% each year commencing on the date of grant. All options vest in the event of a change in control of the Company as set forth in the Agreement.

         In the event of a change in control prior to the end of the initial term, Mr. Simmons may elect to receive a severance payment of six months salary and insurance premiums, and the term of the non-compete and non-solicitation provision would be reduced to six months from the date of termination. The Agreement also provides Mr. Simmons with various benefits including medical, dental, life and disability insurance and reimbursement of expenses including up to $6,000 per month of commuting expenses during the initial six months of the Agreement and certain relocation expenses thereafter, as applicable.

         Stock Options
         -------------

         The Company's Stock Option Plan adopted in 1989 provides for the issuance of incentive stock options, non-qualified options and stock appreciation rights which may be issued to officers, directors, key employees and consultants. An aggregate of 25,000 shares of Common Stock are reserved for issuance under this plan. As of January 8, 1999 there were no options outstanding under this plan. This plan expires by its term on June 11, 1999.

         As of December 8, 1998, the Company adopted the "Fountain Pharmaceuticals, Inc. 1998 Stock Option Plan" (the "1998 Plan"). Nonqualified and incentive stock options may be granted under the 1998 Plan. The term of options granted under the 1998 Plan will be fixed by the plan administrator provided, however, that the maximum option term may not exceed ten (10) years from the grant date and the exercise price per share may not be less than the fair market value per share of the Common Stock on the grant date. Under the 1998 Plan, all full-time employees of the Company or its subsidiaries, including those who are officers and directors, non-employee directors and consultants are eligible to receive options pursuant to the 1998 Plan, if selected. Directors and consultants will also be eligible. The 1998 Plan will provide for the authority to issue options covering up to 750,000 shares of the Company's Common Stock; provided, however, that option to purchase no more than 500,000 shares shall be granted to any one participant.

         The 1998 Option Plan is administered by a committee of the Board of Directors or the full Board of Directors. The Board of Directors may modify, amend, or terminate the 1998 Plan at any time except that, to the extent then required by applicable law, rule, or regulation, approval of the holders of a majority of the Common Stock represented in person or by proxy at a meeting of the shareholders will be required to increase the maximum number of shares of Common Stock available for grant under the 1998 Plan (other than increases due to adjustments in accordance with the 1998 Plan). No modification, amendment, or termination of the 1998 Plan shall adversely affect the rights of a participant under a grant previously made to him without the consent of such participant.

         On December 8, 1998 the Company granted options to purchase 204,000 shares of Common Stock under the 1998 Plan to directors and employees at an exercise price of $.56 per share. In addition, the Company granted to Mr. Simmons, the Chief Executive Officer, options to purchase an aggregate of 173,121 shares of Common Stock pursuant to his Employment Agreement. See "Employment Arrangements and Change of Control."

         ITEM 11
         -------
                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  ---------------------------------------------------
                  MANAGEMENT
                  ----------

                  The following table sets forth, as of January 8, 1999, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock and Class B Common Stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon the total number of shares of Common Stock and Class B Common Stock outstanding and alternatively calculated based upon the percentage voting power allocated to such share ownership taking into account the disproportionate voting rights attributed to the Class B Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.

                                                         Amount of                 Percent of             Percent of
           Name and Address                       Beneficial Ownership(1)     Beneficial Ownership      Voting Power(3)
           ----------------                       -----------------------     --------------------      ---------------
           Gerald T. Simmons
           7279 Bryan Dairy Road                        34,624(2)                  1.4%                       1.4%
           Largo, FL  33777

           James Fuchs                                  25,000(4)                  1.0%                       1.0%
           565 Park Avenue
           New York, NY  10021

           Dr. Christopher Brown                        12,218(5)                    *                          *
           240 Keystone Road
           Sheridan, WY  82801

           Carol Rae                                         0                       0                          0
           13117 North Creekview Road
           Rapid City, SD  57702

           Joseph S. Schuchert, Jr./                 1,906,403(6)                 44.5%                      44.4%(7)
           Fountain Holdings, LLC
           c/o Eaglestone Capital Services, Inc.
           400 Oceangate, Suite 1125
           Long Beach, CA  90802

           John C. Walsh                             1,251,100                    52.6%                      52.2%
           9 North Pelican Drive
           Avalon, NJ  08202

           All Directors and Officers as a Group     3,229,345                    74.3%                      74.1%
           (6 Persons)

         ---------------------

         * Represents less than 1%

         (1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire within 60 days through the exercise of warrants or the conversion of Preferred Stock pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the Securities Exchange Act of 1934. Also reflects 2,380,301 shares of the Company's Common Stock (including Class B Common Stock) outstanding as of January 8, 1999.

         (2) Does not include common stock purchase options to purchase 138,497 shares at an exercise price of $.56 per share which was granted December 8, 1998 but which have not vested.

         (3) This column takes into account the disproportionate voting rights granted to the holders of the Class B Common Stock. Holders of Class B Common Stock are entitled to five (5) votes for every share held.

         (4) Includes 25,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.56 per share.

         (5) Includes 1,363 shares of Common Stock held by Dr. Brown's spouse, Elizabeth G. Brown, and 3,196 shares of Common Stock held by
             Dr. Brown as custodian for his children.

         (6) Includes 1,264,151 shares of Common Stock and 2,252 shares of Class B Common Stock issuable upon conversion of the Preferred Stock held by Holdings. Holdings is held 50% by Mr. Schuchert and 50% by his spouse, Ms. Karalyn R. Schuchert. Mr. Schuchert is the managing member of Holdings. Also includes 640,000 shares of common stock issuable upon the exercise of common stock purchase warrants at an exercise price of $.65 per share.

         (7) Assumes the conversion of the Preferred Stock into shares of Common Stock and Class B Common Stock. See "Voting Rights of Preferred Stock."

                  Voting Rights of Preferred Stock
                  --------------------------------

                  As of December 5, 1997, there are 2,000,000 shares of Preferred Stock, $.001 par value per share, authorized and outstanding, all of which is held by Holdings. Prior to the conversion of the Preferred Stock, the holders of the Preferred Stock are entitled to the number of votes to be cast by the holders of all of the then issued and outstanding Common Stock and Class B Common Stock plus seven (7) votes in all elections of directors, which enables such holders to elect a majority of the Board of Directors. In all other matters presented to stockholders for a vote, whether required by applicable corporate law or otherwise, the holders of Preferred Stock vote as a class and no vote of the stockholders will be effective without the approval of the holders of a majority of the shares of the Preferred Stock. Dr. Christopher Brown, Mr. Joseph S. Schuchert, Jr. and Ms. Carol Rae were appointed to the Board of Directors as nominees of Holdings. As of January 8, 1999, the shares of Preferred Stock are convertible into approximately 1,264,151 shares of Common Stock and 2,252 shares of Class B Common Stock.

         ITEM 12
         -------
                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

                  Employment Arrangement
                  ----------------------

                  As of December 1, 1998, the Company entered into an employment agreement with Mr. Simmons, to serve as Chief Executive Officer and President of the Company. See "ITEM 10 - EXECUTIVE COMPENSAT1ON - Employment Arrangements and Change of Control."

                  Line of Credit Agreement and Grant of Warrants
                  ----------------------------------------------

                  As of December 31, 1998, the Company entered into a credit arrangement with Mr. Schuchert. The Credit Agreement provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which is due on the earlier of December 31, 2000, 180 days from written demand of the lender or upon an event of default under the agreement. As of January 8, 1999, the Company had $400,000 outstanding under this facility. Under the terms of the Agreement, Mr. Schuchert receives warrants to purchase 1.6 shares of Common Stock for each dollar advanced under the facility at a purchase price of $.65 per share with an expiration date of December 31, 2003. As of January 8, 1999, Mr. Schuchert has been granted warrants to purchase an aggregate 640,000 shares of Common Stock. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity of Capital Resources."

                  Grant of Options to Director
                  ----------------------------

                  As of December 8, 1998, the Company granted to Mr. Fuchs, a director, incentive stock options to purchase 25,000 shares of Common Stock under the 1998 Plan at $.56 per share with an expiration date of December 20, 2000, subject to the surrender of 25,000 outstanding warrants.

                  Severance Arrangement
                  ---------------------

                  In conjunction with the resignation of Mr. Walsh as Chief Executive Officer as of December 1, 1998, the Company agreed to continue to pay Mr. Walsh his salary and benefits through August 3, 1999.

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

                  Under the terms of the Stock Purchase Agreement, the holders of the Preferred Stock may convert their Preferred Stock into shares of the Company's Common Stock and Class B Common Stock, representing one-half of the approximately 50,656,149 (pre-split) issued and outstanding shares of stock as of July 17, 1997 (which included for that purpose 3,050,000 (pre-split) shares reserved for issuance pursuant to certain outstanding common stock purchase warrants). On a post-split basis, the Preferred Stock is currently convertible into 1,264,151 shares of Common Stock at 2,252 shares of Class B Common Stock. The conversion rate of the Preferred Stock is adjustable for certain events such as a reclassification, reorganization, combination and stock-split.

                  Payment of Accrued Salary and Expenses
                  --------------------------------------

                  In accordance with the Company's Plan of Reorganization, Mr. Walsh is entitled to receive from the Company $21,615 payable commencing February 1996 and ending August 1998 as unpaid salary and expenses that were accrued during the period from October 1994 through November 1994. As of September 30, 1998, the obligation was paid in full. See "ITEM 10 - EXECUTIVE COMPENSATION."

                  Line of Credit Guaranty
                  -----------------------

                  The line of credit obtained by the Company with First Union National Bank of Florida on October 17, 1996, is secured by the Company's accounts receivable and inventory, and is further secured by an unconditional guaranty by Mr. Walsh, the Company's Chairman of the Board and a Director. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

                  Officer Loans
                  -------------

                  During Fiscal 1997, the Company obtained funding from three short-term loans in the total amount of $80,000 from the Company's President at an interest rate of 10% per annum. As of January 16, 1998, the obligation had been paid in full.

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

         ITEM 13
         -------
                  EXHIBITS, LIST AND REPORTS ON FORM 8-K
                  --------------------------------------

         A.       Financial Statements filed as part of this Report:

                                                                                            Page Reference
                                                                                            --------------
                  Report of Independent Auditors on Financial                                    F-1
                  Statements of Fountain Pharmaceuticals, Inc.

                  Balance Sheet as of September 30, 1998                                         F-2

                  Statements of Operations for the years ended                                   F-3
                  September 30, 1998 and 1997

                  Statements of Stockholders' Equity for the                                     F-4
                  years ended September 30, 1998 and 1997

                  Statements of Cash Flows for the years ended                                   F-5 thru F-6
                  September 30, 1998 and 1997

                  Notes to Financial Statements of Fountain                                      F-7 thru F-20
                  Pharmaceuticals, Inc. for the years ended
                  September 30, 1998 and 1997

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

         4.6               Warrant Agreement dated December 31, 1998 between the
                           Registrant and Joseph S. Schuchert, Jr. (Filed herewith).

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

         10.5 Employment Agreement by and between the Registrant and Gerald T. Simmons dated December 1, 1998 (File herewith)

         10.6 Credit and Security Agreement dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr.
                           (File herewith)



         10.7              Promissory Note dated December 31, 1998 between the
                           Registrant and Joseph S. Schuchert, Jr. (File herewith)

         10.8 Patent, Trademark and License Mortgage Agreement dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (Filed herewith)

         10.9 Facility Lease Agreement as amended March 20, 1998 between the Registrant and Highwoods
                           Properties/Florida Holdings, L.P./Highwoods Realty GP
                           Corporation its Authorized Agent. (Filed herewith)

         27                Financial Data Schedule (Edgar format only)


         D.       Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of January, 1999.


                                FOUNTAIN PHARMACEUTICALS, INC.


Date:  January 13, 1999         By: /s/ Gerald T. Simmons
      -----------------             -------------------------------------------
                                    Gerald T. Simmons, President and
                                    Chief Executive Officer
                                    (Principal Executive and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Directors                            Title                                  Date
---------                            -----                                  ----
/s/ John C. Walsh                    Chairman and Director          January 13, 1999
----------------------------
John C. Walsh


/s/ James E. Fuchs                   Secretary and Director         January 13, 1999
----------------------------
James E. Fuchs


/s/ Joseph S. Schuchert, Jr.         Director                       January 13, 1999
----------------------------
Joseph S. Schuchert, Jr.


/s/ Dr. Christopher Brown            Director                       January 13, 1999
--------------------------
Dr. Christopher Brown


/s/ Carol A. Rae                     Director                       January 13, 1999
---------------------------
Carol A. Rae

                          INDEX TO FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----

Report of Independent Auditors'                                          F-1

Balance Sheets as of September 30, 1998                                  F-2

Statements of Operations for the Years Ended
   September 30, 1998 and 1997                                           F-3

Statements of Stockholders' Equity for the Years
   Ended September 30, 1998 and 1997                                     F-4

Statements of Cash Flows for the Years Ended
   September 30, 1998 and 1997                                           F-5

Notes to Financial Statements for the Years Ended
   September 30, 1998 and 1997                                           F-7

                          Independent Auditors' Report
                          ----------------------------


Board of Directors
Fountain Pharmaceuticals, Inc.
Largo, Florida


We have audited the accompanying balance sheet of Fountain Pharmaceuticals, Inc. (the "Company"), as of September 30, 1998, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Company has experienced continuing losses. Management's plans to address this matter, which include a $1,500,000 loan from a related party, are also described in Note 1.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Fountain Pharmaceuticals, Inc., as of September 30, 1998, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

                                             /S/ AIDMAN, PISER & COMPANY, P.A.


November 19, 1998, except for Notes 1 and 11 for which the date is January 7, 1999.
Tampa, Florida

                         FOUNTAIN PHARMACEUTICALS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1998

                                 ASSETS (Note 5)

Current assets:
   Cash and cash equivalents (Note 6)                                      $         452,099
   Accounts receivable, net of allowance for
     uncollectible accounts of $16,000 (Note 2)                                      205,194
   Inventories (Note 3)                                                              195,240
   Prepaid expenses                                                                   32,723
                                                                           -----------------
     Total current assets                                                            885,256

Property and equipment, net (Notes 4 and 6)                                          101,343
Patent costs, less accumulated amortization
   of $26,705                                                                        139,525
Other assets                                                                           6,595
                                                                           -----------------
                                                                           $       1,132,719
                                                                           =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of:
     Liabilities not subject to compromise                                 $           2,584
     Long-term debt (Note 6)                                                          14,497
   Accounts payable and accrued expenses                                             222,971
                                                                         -------------------
     Total current liabilities                                                       240,052
                                                                         -------------------
Long-term debt, less current maturities (Note 6)                                      47,677
                                                                         -------------------
Commitment (Note 10)

Stockholders' equity (Note 7):
   Series A Preferred stock, par value $.001, 2,000,000 shares authorized, issued and outstanding
       (liquidation preference $2,498,000 in excess of par)                            2,000
   Common stock, par value $.001, 50,000,000
     shares authorized; 2,375,796 issued                                               2,376
   Class B common stock; par value $.001, 5,000,000 shares
     authorized; 4,505 shares issued and outstanding                                       5
   Additional paid-in capital                                                     17,056,449
   Accumulated deficit                                                   (        16,215,816)
   Treasury stock at cost (12 shares)                                    (                24)
                                                                         -------------------
     Total stockholders' equity                                                      844,990
                                                                         -------------------
                                                                         $         1,132,719
                                                                         ===================

                       See notes to financial statements.
                                       F-2

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                 1998             1997
                                                          ---------------  ---------------
Revenue (Note 2)                                              $1,542,868   $     1,317,994

Cost of sales                                                    867,568           689,169
                                                          ---------------  ---------------

Gross profit                                                     675,300           628,825
                                                          ---------------  ---------------

Operating expenses:
   Research and development                                      394,174           230,323
   General and administrative                                    574,601           369,309
   Selling                                                     1,374,916           281,942
   Depreciation and amortization                                  24,166            30,752
                                                          ---------------  ---------------

                                                               2,367,857           912,326
                                                          ---------------  ---------------

Loss from operations                                          (1,692,557)  (       283,501)
                                                          ---------------  ----------------

Other income (expenses):
   Interest income                                                86,249            24,835
   Interest expense                                       (       10,521)  (        27,327)
   Other expense                                          (       12,312)  (        10,609)
                                                          ---------------  ----------------
                                                                  63,416   (        13,101)
                                                          ---------------  ----------------

Loss before income taxes                                  (    1,629,141)  (       296,602)

Income taxes (Note 9)                                                  -                 -
                                                          ---------------  ---------------

Net loss                                                  ($   1,629,141)  ($      296,602)
                                                          ===============  ================

Earnings per share:
   Basic and diluted earnings per common share:
     Net loss                                             ($         .68)  ($         0.12)
                                                          ===============  ================

   Weighted average number of shares outstanding:
     Basic                                                     2,380,301         2,380,301

                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                   STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 7)
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                  Class B                                             Additional
                                 Common Stock                   Common Stock                 Preferred Stock            Paid-in
                            Shares          Amount         Shares         Amount          Shares         Amount         Capital
                         -------------  -------------  --------------  -------------  -------------  --------------  -------------
Balances,
   October 1, 1996          2,375,808   $      2,376           4,505   $          5              -   $           -   $ 14,574,327

Issuance of preferred
   stock                            -              -               -              -      2,000,000           2,000      2,498,000

Stock offering costs                -              -               -              -              -               -   (     39,278)

Compensation costs
   for vested warrants              -              -               -              -              -               -         23,400

Net loss for
   the year                         -              -               -              -              -               -              -
                         -------------  -------------  --------------  -------------  -------------  --------------  -------------

Balances,
   September 30, 1997       2,375,808          2,376           4,505              5      2,000,000           2,000     17,056,449

Repurchase of treasury
   stock                 (         12)             -               -              -              -               -              -

Net loss for the year               -              -               -              -              -               -              -
                         -------------  -------------  --------------  -------------  -------------  --------------  -------------

Balances,
   September 30, 1998       2,375,796   $      2,376           4,505   $          5      2,000,000   $       2,000   $ 17,056,449
                         =============  =============  ==============  =============  =============  ==============  =============

(TABLE CONTINUED)

                                                      Treasury
                              Accumulated               Stock
                                Deficit        Shares          Amount          Total
                            -------------   -------------  -------------  -------------




Balances,
   October 1, 1996            ($14,290,073)              -   $          -   $    286,635

Issuance of preferred
   stock                                 -               -              -      2,500,000

Stock offering costs                     -               -              -   (     39,278)

Compensation costs
   for vested warrants                   -               -              -         23,400

Net loss for
   the year                   (    296,602)              -              -   (    296,602)
                              -------------   -------------  -------------  -------------

Balances,
   September 30, 1997         ( 14,586,675)              -              -      2,474,155

Repurchase of treasury
   stock                                 -              12   (         24)  (         24)

Net loss for the year         (  1,629,141)              -              -   (  1,629,141)
                              -------------   -------------  -------------  -------------

Balances,
   September 30, 1998         ($16,215,816)             12   ($        24)  $    844,990
                              =============   =============  =============  =============

                       See notes to financial statements.
                                       F-4

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                           1998               1997
                                                                                    -----------------   ----------------
Cash flows from operating activities:
   Net loss                                                                         ($     1,629,141)   ($       296,602)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Director compensation resulting from issuance of warrants                                   -              23,400
       Depreciation                                                                           15,214              22,563
       Amortization                                                                            8,952               8,189
       Increase (decrease) in cash due to changes in:
           Accounts receivable                                                      (         96,176)            126,225
           Inventories                                                              (         99,562)              9,188
           Prepaid expenses                                                         (          1,363)             15,214
           Other assets                                                                          790    (            345)
           Accounts payable and accrued expenses                                              99,567              15,312
                                                                                    -----------------   ----------------
   Net cash used in operating activities                                            (      1,701,719)   (         76,856)
                                                                                     ----------------   -----------------
Cash flows from investing activities:
   Deferred patent costs incurred                                                   (         10,441)   (          7,650)
   Acquisition of property and equipment                                            (         41,085)                  -
                                                                                    -----------------   ----------------

Net cash used in investing activities                                               (         51,526)   (          7,650)
                                                                                    -----------------   -----------------
Cash flows from financing activities:
   Repurchase of treasury stock                                                     (             24)
   Proceeds from issuance of preferred stock                                                       -           2,500,000
   Stock offering costs incurred                                                                   -    (         39,278)
   Repayment of:
     Amounts not subject to compromise                                              (         29,469)   (         26,809)
     Amounts subject to compromise                                                  (         92,298)   (         84,983)
   Proceeds from officer loan                                                                      -              80,000
   Repayment of officer loan                                                        (         40,000)   (         40,000)
   Payments on note payable, bank                                                   (          3,936)                  -
                                                                                    -----------------   ----------------
Net cash provided by (used in) financing activities                                 (        165,727)          2,388,930
                                                                                    -----------------   ----------------

Increase (decrease) in cash and cash equivalents                                    (      1,918,972)          2,304,424
Cash and cash equivalents,
   at beginning of year                                                                     2,371,071             66,647
                                                                                    -----------------   ----------------
Cash and cash equivalents,
   at end of year                                                                   $         452,099   $      2,371,071
                                                                                    =================   ================

                                   (Continued)
                                       F-5

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                 Supplemental schedule of cash flow information
                 ----------------------------------------------

Interest paid was $12,388 and $23,017 for the years ended September 30, 1998 and 1997, respectively.


              Supplemental schedule of non-cash financing activity
              ----------------------------------------------------

During 1998, the Company obtained third party financing of $66,110 for the purchase of equipment.







                       See notes to financial statements.
                                       F-6

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

1. Nature of business, basis of presentation and summary of significant accounting policies:

       Nature of business:

       Fountain Pharmaceuticals, Inc. (the "Company"), incorporated in the State of Delaware on March 23, 1989, was organized to develop and commercialize certain proprietary compound encapsulation technologies for use in health care, agricultural, veterinary and consumer market items using technologies developed privately and assigned to the Company. These technologies involve development of man-made spheres composed of soybean lipids that are engineered to entrap pharmaceuticals or other biologically active molecules within the membranes of the soybean lipids, hence a compound delivery encapsulation system known as "Solvent Dilution Micro Carriers" ("SDMC's"). The SDMC's are principally intended for use in connection with dermal applications, solubilization of compounds, parenteral and oral formulations and non-pressurized aerosol preparations. Following several years of continued developmental efforts, the Company was able to secure patents on several aspects of its technologies in the United States and Europe, initiate certain marketing programs and develop strategic associations with several pharmaceutical companies.

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

       The Company intends to continue to leverage the strengths of its SDMC technology to successfully develop products for the following key business sectors in 1999:

       o Continue to expand the Company's OTC (Over the Counter) sunscreen franchise by expanding its distribution base to physicians and developing new products in this category.

       o Aggressively develop new products that may be candidates for entry into the expanding cosmeceutical product sector. (A cosmeceutical is generally defined as a product that has biologocal activity, but is not regulated as a drug by the FDA.)

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

       Nature of business (continued):

       o Continue to pursue clinical investigation of existing pharmaceutical compounds that may be administered to humnas more efficiently and potentially with less side effects utilizing the Company's patented SDMC technology.

       o Continue to expand OTC, cosmeceutical and prescription products through its international strategic partner relationships.

       Additionally, the Company will continue to persue arrangements with third parties whereby the Company can expand its markets and the costs of marketing and distribution of its products are not borne by the Company. Generally, in its licensing arrangements, the Company provides the raw materials or finished product for distribution and sale by the third party licensee. The licensee remains responsible for all marketing and sales efforts.

       Based on the Company's revised marketing strategy, management expects that the Company's revenue levels will continue to increase during 1999 and that the Company will generate positive operating cash flow by December 1999. However, no assurance can be given that the Company will be successful in these efforts.

       Management's plans regarding liquidity and capital resources:

       During 1998 and 1997 the Company substantially increased revenues but has continued to experience significant losses which were primarily caused by substantial selling expenses for a new product which did not generate revenues to the extent expected. Additionally, the Company has continued to experience losses through the first quarter of fiscal 1999. The Company's losses have been historically funded by capital contributions, but management expects available cash to be fully utilized by January 1999. In that regard, the principal stockholder of the Company's controlling entity has agreed to fund operating deficits through December 1999 and, in that regard, has subsequently agreed to loan the Company $1,500,000 under a line of credit agreement, which is secured by substantially all Company assets and subject to compliance with certain budget guidelines. The Company borrowed the first $400,000 under this agreement in January 1999.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

       Management's plans regarding liquidity and capital resources (continued):

       Based upon the Company's current budget guidelines as agreed to with lender, management believes that the $1,500,000 available under the line of credit would be sufficient to enable the Company to meet its anticipated operating expenses through December 31, 1999. However, in order to continue longer term operations and to pursue its business strategy, the Company will require additional financing unless and until sales revenues provide sufficient working capital. The Company is in the process of pursuing such additional sources of financing. There can be no assurances that such financing will be available or that it will be available upon terms advantageous to the Company. Failure to obtain such additional financing or the earlier termination of the line of credit would have a material adverse effect on the Company's ability to operate beyond December 1999.

       Chapter 11 reorganization:

       On November 30, 1994, the Company filed a voluntary petition for reorganization under Chapter 11 of Title II of the United States Code. The Chapter 11 filing resulted primarily from historical losses incurred by the Company and judgments entered against the Company associated with default under a lease agreement and default of a settlement of a breach of employment contract claim. The Reorganization Plan became effective on December 20, 1995 and on July 25, 1996 the U.S. Bankruptcy Court issued a final decree. As such, the court no longer has jurisdiction over matters in connection with the bankruptcy. Remaining prepetition liabilities at September 30, 1998, which consist of liabilities not subject to compromise, are classified in the accompanying September 30, 1998 balance sheet based upon the terms of the confirmed Reorganization Plan. At the date of the effectiveness of the Plan and thereafter, the Company continued to account for its assets at their historical cost basis (did not adopt "Fresh Start" accounting). Subsequent to September 30, 1998, the Company paid off all prepetition liabilities.

       Inventories:

       Inventories are stated at the lower of cost or market. Cost is determined generally on a first-in, first-out method.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

       Property and equipment:

       Furniture and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years.

       Patent  costs:

       Patent costs are deferred pending the outcome of patent applications including the appeals process. Successful patent costs are amortized over the legal life of the patent. Unsuccessful or abandoned patent costs are charged to expense when determined to be worthless.

       Advertising costs:

       The costs associated with producing and communicating advertising are expensed in the period incurred. Advertising costs were $310,000 and $28,000 during 1998 and 1997, respectively.

       Research and development:

       Expenses for the design and development of the Company's products were $394,174 and $230,323 during 1998 and 1997, respectively.

       Cash and cash equivalents:

       For purposes of the statements of cash flows, cash and cash equivalents are defined as all highly liquid unrestricted investments purchased with an original maturity of three months or less. In addition, the Company considers certain secured debt instruments, which can be liquidated upon demand, to be cash equivalents.

       Use of estimates:

       Preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

       Stock-based compensation:

       The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock exceeds the exercise price of the option granted. During the year ended September 30, 1997 the Company adopted the disclosure provisions of Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation ("FAS 123"), which requires disclosure of compensation expense that would have been recognized if the fair-value based method of determining compensation had been used for all arrangements under which employees and others receive shares of stock or equity instruments. Stock-based compensation to non-employees is accounted for using a fair value approach.

       Net loss per share:

       Net loss per share was computed based on the weighted average number of shares outstanding during the periods presented.

       Diluted earnings per share is considered to be the same as basic earnings per share since the effect of the issuance of common stock options is anti-dilutive.

       New accounting pronouncements:

       In 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company's 1999 fiscal year.

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

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

       New accounting pronouncements (continued):

       Adoption of SFAS No. 130 is not anticipated to have a material impact on the Company's financial statements. Management has not yet determined the effects of adoption of SFAS No. 131 on items reported in its financial statements.

2. Major customer information, fair value of financial instruments and concentrations of credit risk:

       Major customer information:

       During the years ended September 30, 1998 and 1997 the Company derived revenues from two customers which individually exceeded 10 percent of total revenues as follows:

                                                                 1998           1997
                                                                 ----           ----
       Customer 1 (European)                                  $ 991,000      $ 854,000
       Customer 2 (European)                                  $ 191,000      $ 219,000

       Approximately 70% of accounts receivable at September 30, 1998 was due from a single customer.

       Total export sales were approximately as follows:

                                                             1998                 1997
                                                     ------------------    -----------------
              Europe                                 $       1,220,000     $       1,109,000
              Asia                                                   -                 6,000
              South America                                     29,000                40,000
                                                     ------------------    -----------------
                                                     $       1,249,000     $       1,155,000
                                                     ==================    =================

       Fair value of financial instruments:

       All financial instruments are held or issued for purposes other than trading. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short maturity of those investments. The carrying amount of long-term debt approximates the fair value based on current market rates offered to the Company.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


2. Major customer information, fair value of financial instruments and concentrations of credit risk (continued):

       Concentrations of credit risk:

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable and cash and cash equivalents. Cash and cash equivalents include $400,000 in variable rate demand (par put) bonds, secured by a $2,000,000 letter of credit from a reputable financial institution.

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

3.     Inventories:

       Inventories at September 30, 1998 consist of the following:

         Raw materials                                        $         174,484
         Finished goods                                                  79,756
         Less allowance for obsolescence                      (          59,000)
                                                              ------------------
                                                              $         195,240
                                                              ==================

4.     Property and equipment:

       Property and equipment at September 30, 1998 consists of the following:

         Machinery and equipment                              $         192,624
         Office equipment                                               141,795
         Leasehold improvements                                          35,298
                                                              -----------------
                                                                        369,717
         Accumulated depreciation                             (         268,374)
                                                              ------------------
                                                              $         101,343
                                                              ==================

                        FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


5.     Note payable, bank:

       The Company has available a $100,000 line of credit from a bank to be used to fund working capital needs. There were no borrowings against the line of credit at September 30, 1998. Borrowings will bear interest at the prime rate plus 1/2% and will be secured by substantially of the Company's assets and guaranteed by a related party.

6.     Long-term debt:

       Long-term debt consists of two 48-month equipment loans entered into during 1998. The loans bear interest at 9% and are collateralized by the equipment and cash equivalents.

       Future maturities of long-term debt are as follows:

       Year ending September 30,
       -------------------------
                    1999                              $          14,497
                    2000                                         16,068
                    2001                                         17,810
                    2002                                         13,799
                                                      -----------------
                                                      $          62,174
                                                      =================

7.     Stockholders' equity:

       Series A Preferred stock:

       In 1997, the Company issued 2,000,000 shares of voting convertible participating preferred stock for $2.5 million. The Preferred stock has a liquidation preference of $1.25 per share. (This equates to a potential restriction of retained earnings resulting from the involuntary liquidation preference of $2,498,000 in excess of par value of such preferred stock.) The Preferred shares may be converted into 1,264,151 shares of Common stock and 2,252 shares of Class B Common stock, which equates to a conversion price of approximately $.10 per share, the market value per share of the common stock at the date of issuance of the preferred stock.

                        FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


7.     Stockholders' equity (continued):

       Voting rights:

       Shareholders of Common Stock and Class B Common Stock are entitled to one and five votes per share, respectively. Holders of shares of Series A Preferred Stock shall be entitled to a number of votes in total that equal the total number of votes to be cast by holders of all then issued and outstanding shares of Common Stock and Class B Common Stock, plus seven votes in all elections of directors.

       Common stock warrants:

       As disclosed in Note 1 to the financial statements, the Company adopted the disclosure provisions only of FAS 123 during 1997. During December 1995, the Company issued warrants to purchase 152,500 shares of common stock to its existing officers, directors and employees which were to vest over a three-year period commencing in July 1996. In 1997, the Company amended the warrant agreements to provide for 100% vesting of these warrants if a major change in capital structure or the Board of Directors occurred. These warrants, therefore, became 100% vested upon the issuance of the preferred stock and subsequent change of control of the Board of Directors in July 1997. The Company recognized compensation expense to directors of $23,400 in 1997 associated with 65,575 of these warrants. The fair value of the balance of 86,925 of these warrants which were issued to employees in December 1995 aggregated approximately $32,000 as determined using the "Black-Scholes" option-pricing model. Since these warrants became fully vested upon issuance of preferred shares in July 1997, compensation costs of $28,875 would have been recognized in 1997 had the Company adopted the accounting provisions of FAS 123. Proforma net loss and loss per share would have been ($325,477) and ($0.14) in 1997, if the accounting provisions of FAS 123 had been adopted.

       The "Black-Scholes" option-pricing model assumptions are as follows:

           Underlying stock price at grant date                $   1.50
           Exercise price                                      $  1.475
           Dividend yield                                             0%
           Risk free interest rate                                    6%
           Volatility                                                10%

                        FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


7.     Stockholders' equity (continued):

       Common stock warrants (continued):

       Common stock warrants issued, redeemed and outstanding during the years ended September 30, 1998 and 1997 (retroactively adjusted for 1 for 20 reverse split) are as follows:

                                                                                             Number
                                                                                               of
                                     Description                                            Warrants
                                     -----------                                            --------
         Warrants issued and outstanding at September 30, 1996
           (weighted average exercise price of $13.60)                                          232,500

         Less warrants expired in 1997 (weighted average exercise price of $45.40)        (      60,000)
                                                                                         --------------
         Warrants issued and outstanding at September 30, 1997
           (weighted average exercise price $1.80)                                              172,500

         Less warrants expired in 1998 (weighted average exercise price $15.60)           (      10,000)
                                                                                         --------------
         Warrants issued and outstanding at September 30, 1998
           (weighted average exercise price $1.71)                                              162,500
                                                                                         ==============

         These common stock warrants were issued to current or former officers, directors, shareholders and employees. All are fully vested and currently exercisable. Those that remain outstanding at September 30, 1998 are as follows:

                                        Exercise             Expiration             Remaining             Number of
         Issue Date                       Price                 Date                  Life                Warrants
         ----------                       -----                 ----                  ----                --------
         December 1995              $   .80               December 2000             2.25      Yrs              152,500
         December 1993              $ 15.60               December 1998              .25      Yrs               10,000
                                                                                                     -----------------
                                                                                                               162,500
                                                                                                     =================

                        FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


7.     Stockholders' equity (continued):

       Stock option plan:

       The Company has adopted a stock option and rights plan in 1989 (the "Plan") covering 25,000 shares of the Company's common stock, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive qualified incentive as well as non-qualified stock options and stock appreciation rights ("SAR's"). Incentive stock options granted under the Plan are exercisable up to 10 years from the date of grant at an exercise price not less than the fair market value of the common stock on the date of the grant.

       Notwithstanding, the term of an incentive stock option granted under the Plan to a shareholder owning more than 10 percent of the voting rights may not exceed five years, and the exercise price of an incentive stock option granted to such shareholder may not be less than 110 percent of the fair market value of the common stock on the date of the grant. Certain stock options and SAR's, which give holders participation in the appreciation of the Company common stock, may be granted on terms determined by the Board of Directors or a committee designated by the Board. At September 30, 1998, no SAR's had been granted.

8.     Employee benefit plan:

       The Company has implemented a 401(k) profit sharing plan covering substantially all employees. The plan does not provide for employer contributions.

                        FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


9.     Income taxes:

       Deferred tax assets consist of the following at September 30, 1998:

         Net operating loss carryover                                                                $       1,238,000
         Obsolete inventory allowance                                                                           22,000
         Other                                                                                                  14,000
         Valuation allowance                                                                         (       1,274,000)
                                                                                                     -----------------
                                                                                                     $               -
                                                                                                     =================

       Income tax (expense) benefit consists of the following:

                                                                                            1998              1997
                                                                                      --------------    --------------
         Current:
           Federal                                                                    $            -    $            -
                                                                                      --------------    --------------

         Deferred:
           Deferred                                                                            4,000            70,000
           Benefit of net operating loss carryover (a)                                (      622,000)   (      311,000)
           Change in valuation allowance                                                     618,000           241,000
                                                                                      --------------    --------------
                                                                                                   -                 -
                                                                                      --------------    --------------
                                                                                      $            -    $            -
                                                                                      ==============    ==============

       The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                                                     Percentage of loss before
                                                                                           income taxes
                                                                           --------------------------------------------
                                                                                   1998                    1997
                                                                           --------------------    --------------------
         Statutory tax rate                                                              34.0%                   34.0%
         State tax                                                                        3.5%                    3.5%
         Change in deferred tax asset
           valuation allowance                                             (             37.5%)    (             37.5%)
                                                                           --------------------    --------------------
         Effective tax rate in accompanying
           statement of operations                                                          0%                      0%
                                                                           ====================    ====================


       (a) Under Section 382 and 383 of the Internal Revenue Code of 1986, if an ownership change occurs with respect to a "loss corporation", as defined, there are annual limitations on the amount of net operating loss and research and development tax credit carryovers which are available to the Company. The taxable income of a loss corporation for any tax year ending after an ownership change may be offset by pre-change loss carryovers only to the extent of the section 382 and 383 limitation for that year. Events occurred in 1996 which created an ownership change in excess of fifty percent for income tax purposes; therefore, the Company believes that the availability of the pre-change net operating loss carryover ($12,700,000) and research and development credit carryover ($250,000) will be substantially limited in the future and, as such, the Company has previously accounted for the loss of such carryover. The post-change net operating loss carryover of $3,300,000 will begin to expire in 2012.

                        FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


10.    Commitment:

       The Company leases its office and warehouse facilities under a five-year, non-cancelable operating lease for approximately $6,000 per month plus taxes and nominal operating expenses. Rent expense under all leases approximated $83,000 and $58,000 for 1998 and 1997, respectively.

       Obligations under the non-cancelable operating lease are as follows:

                       Year ending September 30,
                       -------------------------
                             1999                            $          74,000
                             2000                                       76,000
                             2001                                       79,000
                             2002                                       81,000
                             2003                                       20,000
                                                             -----------------
                                                             $         330,000
                                                             =================

11.    Subsequent events:

       Stock option plan:

       In December 1998, the Company adopted the "Fountain Pharmaceuticals, Inc. 1998 Stock Option Plan" (the "1998 Plan"). Nonqualified and incentive stock options may be granted under the 1998 Plan. The term of options granted under the 1998 Plan will be fixed by the Pan Administrator provided, however, that the maximum option term may not exceed ten (10) years from the grant date and the exercise price per share may not be less than the fair market value per share of the Common Stock on the grant date. Under the 1998 Plan, all full-time employees of the Company or its subsidiaries, including those who are officers and directors, non-employee directors and consultants are eligible to receive options pursuant to the 1998 Plan, if selected. Directors and consultants will also be eligible. The Plan will provide for the authority to issue options covering up to 750,000 shares of the Company's Common Stock; provided, however, that option to purchase no more than 500,000 shares shall be granted to any one participant.

       The Company, simultaneous with adoption of the plan, granted options to purchase 204,000 shares of Common Stock under the 1998 Plan to directors and employees at an exercise price of $.56 per share which will vest in three equal annual installments. In addition, the Company granted the Chief Executive Officer options to purchase an aggregate of 173,121 shares of Common Stock under the Plan, also exercisable at $.56 per share, which vest 20 percent immediately and the balance over four years.

       Furthermore, on December 8, 1998, all warrants previously issued and outstanding were repriced at $.56 per share.

                        FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


11.    Subsequent events (continued):

       Subsequent financing:

       As discussed in Note 1, on December 31, 1998 the Company executed a loan agreement with a director of the Company which provides for maximum funding of $1,500,000. The facility is subject to satisfaction of certain agreed upon quarterly operating guidelines. The loan bears interest at the greater of 9% or the prime rate plus 1 1/2%, is secured by substantially all assets and matures December 31, 2000. In conjunction therewith, the Company also granted the lender the right to purchase shares of common stock at $.65 per share. These warrants entitle the lender to acquire 1.6 shares of common stock for each dollar of principal advanced and 1.6 shares for each dollar of accrued interest unpaid when due. These warrants expire December 31, 2003.

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.           Description
-----------           -----------


   4.6 Warrant Agreement dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (Filed herewith).

   10.5 Employment Agreement by and between the Registrant and Gerald T. Simmons dated December 1, 1998 (File herewith)

   10.6 Credit and Security Agreement dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (File herewith)

   10.7 Promissory Note dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (File herewith)

   10.8 Patent, Trademark and License Mortgage Agreement dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (Filed herewith)

   10.9 Facility Lease Agreement as amended March 20, 1998 between the Registrant and Highwoods
                     Properties/Florida Holdings, L.P./Highwoods Realty GP Corporation its Authorized Agent. (Filed herewith)

   27                Financial Data Schedule