Form 10QSB
period 1998-12-31
FOUNTAIN PHARMACEUTICALS INC
filed 1999-02-16
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---      ---------------------------------------------------------------------------------

                  For the quarterly period ended December 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---      ----------------------------------------------------------------------------------------



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

                                            Yes   X            No
                                                -----            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 11, 1999:

Common Stock, par value             $.001 - 2,375,796

Class B Common Stock, par value     $.001 - 4,505


                 Transitional Small Business Disclosure Format:

                                    Yes          No   X
                                       -----        -----

                         FOUNTAIN PHARMACEUTICALS, INC.

                                      INDEX

                                                                      Page
                                                                      ----

Part I.                Financial Information*

    Item 1.            Financial Statements (Unaudited)

                       Balance Sheets - September 30, 1998,               4
                       and December 31, 1998 (Unaudited)

                       Statements of Operations - for the three           5
                       months ended December 31, 1998 and 1997
                       (Unaudited)

                       Statement of Stockholders' Equity -                6
                       for the period from September 30, 1998
                       through December 31, 1998 (Unaudited)

                       Statements of Cash Flows - for the three           7
                       months ended December 31, 1998 and 1997
                       (Unaudited)

                       Notes to Condensed Financial Statements            8
                       (Unaudited)

    Item 2.            Management's Discussion and                        9
                       Analysis or Plan of Operation

Part II.               Other Information

    Item 1.            Legal Proceedings                                 12
    Item 2.            Changes in Securities                             13
    Item 3.            Defaults Upon Senior Securities                   13
    Item 4.            Submission of Matters to a Vote                   13
                       of Security Holders
    Item 5.            Other Information                                 13
    Item 6.            Exhibits and Reports on Form 8-K                  14


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.




                         FOUNTAIN PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                          ASSETS

                                                                 December 31,      September 30,
                                                                      1998                 1998
                                                               --------------    ---------------
Current assets:
    Cash and cash equivalents                                    $     81,214    $    452,099
    Accounts receivable, net of allowance                             687,417         205,194
      for uncollectible accounts
      ($14,427, December 31, 1998;
       $16,000, September 30, 1998)
    Inventories                                                       175,005         195,240

    Prepaid expenses                                                   27,133          32,723
                                                                  ------------   ------------

    Total current assets                                              970,769         885,256

Furniture and equipment, less
    accumulated depreciation
    ($274,615, December 31, 1998;
     $268,374, September 30, 1998)                                    110,269         101,343

Patent costs, less accumulated
    amortization ($28,943 December 31,
    1998; $26,705, September 30, 1998)                                140,724         139,525

Other assets                                                            6,595           6,595
                                                                 ------------    ------------

Total assets                                                     $  1,228,357    $  1,132,719
                                                                 ============    ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY


   Current liabilities:
       Current portion of notes payable, bank                    $    114,875    $     14,497
       Current portion of liabilities
           not subject to compromise                                                    2,584
       Accounts payable and accrued expenses                          672,548         222,971
                                                                 ------------    ------------

       Total current liabilities                                      787,423         240,052
                                                                 ------------    ------------


   Notes payable, bank                                                 43,814          47,677
                                                                 ------------    ------------

   Stockholders' equity

       Preferred stock, par value $.001,
          2,000,000 shares authorized, issued
          and outstanding (1.2 votes per share)                         2,000           2,000
       Common stock, par value $.001, 50,000,000
          shares authorized; 2,375,796, December 31,
          1998; 2,375,796, September 30, 1998, issued
           (1 vote per share)                                           2,376           2,376
       Class B common stock; par value $.001,
          5,000,000 shares authorized; 4,505, December
          31, 1998; 4,505, September 30, 1998, shares
          issued and outstanding (5 votes per share)                        5               5
       Additional paid-in capital                                  17,056,449      17,056,449
       Accumulated deficit                                        (16,663,686)    (16,215,816)
                                                                  ------------   ------------
        Subtotal stockholders' equity                                 397,144         845,014
       Less:  Treasury Stock                                              (24)            (24)
                                                                  ------------   ------------

        Total stockholders' equity                                    397,120         844,990
                                                                 ------------    ------------

       Total liabilities and stockholders' equity                $  1,228,357    $  1,132,719
                                                                 ============    ============










                       See notes to financial statements.
                                        4



                                            FOUNTAIN PHARMACEUTICALS, INC.
                                              STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)


                                                                            Three Months Ended December 31
                                                                            ------------------------------
                                                                                   1998           1997
                                                                                   ----           ----

Revenue                                                                       $   564,769    $    37,862

Cost of sales                                                                     341,480         13,897
                                                                               -----------   -----------

Gross profit                                                                      223,289         23,965
                                                                               -----------   -----------

Operating expenses:
    Research and development                                                       69,992         78,654
    General and administrative                                                    357,464        128,512
    Selling                                                                       236,133        115,804
    Depreciation and amortization                                                   8,478          4,804
                                                                               -----------   -----------

Total operating expenses                                                          672,067        327,774
                                                                               -----------   -----------

Loss from operations                                                             (448,778)      (303,809)
                                                                               -----------   -----------

Other income (expenses):
    Interest income                                                                  3040         31,429
    Interest expense                                                               (2,136)        (4,006)
    Other income (expense)                                                              5              4
                                                                               -----------   -----------

Total other income (expenses)                                                         909         27,427
                                                                               -----------   -----------

Net loss                                                                      ($  447,869)   ($  276,382)
                                                                               ===========   ===========




Earnings per share:

Net loss per share                                                             ($      .19)  ($      .12)
                                                                               ===========   ===========

Weighted average number of shares outstanding:                                   2,380,301      2,380,301
                                                                               ===========   ===========



                       See notes to financial statements.



                                                                 FOUNTAIN PHARMACEUTICALS, INC.
                                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                                FOR THE PERIOD FROM SEPTEMBER 30, 1998 THROUGH DECEMBER 31, 1998
                                                                           (UNAUDITED)


                                                                 Class B
                                    Common Stock             Common Stock              Preferred Stock           Additional
                                Shares          Amount     Shares      Amount      Shares       Amount        Paid-in Capital
                                ------          ------     ------      ------      ------       ------        ---------------

Balances
    October 1, 1998            2,375,796      $ 2,376      4,505  $       5        2,000,000     $ 2,000         $17,056,449


Net Loss for the Period
                             -----------      -------  ---------  ----------       ---------     -------         -----------



Balances,
    December 31, 1998          2,375,796      $ 2,376     4 ,505  $        5       2,000,000      $2,000         $17,056,449
                             ===========      =======  =========  ==========       =========      ======         ===========

(restubbed table)
                                       Accumulated        Treasury Stock
                                        Deficit         Shares      Amount     Total
                                        -------         ------      ------     -----
Balances
    October 1, 1998                 ($16,215,817)          12    (  $24)    $844,989


Net Loss for the Period             (    447,869)                           (447,869)
                                     -----------        ----     ------    ---------



Balances,
    December 31, 1998               ($16,663,686)          12     ( $24)   $ 397,120
                                     ===========        =====    =======   =========




                       See notes to financial statements.


                                            FOUNTAIN PHARMACEUTICALS, INC.
                                              STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                 Three Months Ended December 31
                                                                                 ------------------------------
                                                                                       1998            1997
                                                                                       ----            ----
Cash flows from operating activities:
    Net (loss)                                                                      ($  447,869)  ($  276,382)
    Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
           Depreciation                                                                   6,241         3,140
           Amortization                                                                   2,238           257
    Increase (decrease) in cash due to changes in:
           Accounts receivable                                                         (482,223)      (14,314)
           Inventories                                                                   20,235        (2,059)
           Prepaid expenses and other assets                                              5,590         8,518
           Accounts payable and accrued expenses                                        449,577       (23,288)
                                                                                    -----------   -----------

Net cash used in operating activities                                                  (446,211)     (304,128)
                                                                                    -----------   -----------

Cash flows from investing activities:
    Deferred patent costs incurred                                                       (3,437)
    Acquisition of furniture and equipment                                              (15,167)       (1,236)
                                                                                    -----------   -----------

Net cash used in investing activities                                                   (18,604)       (1,236)
                                                                                    -----------   -----------

Cash flows from financing activities:
    Proceeds from line of credit                                                        100,000
    Repayment of liabilities under
        Reorganization Plan                                                              (2,584)      (29,365)
    Repayment of officer loan                                                                         (20,000)
    Payments on note payable, bank                                                       (3,486)
                                                                                    -----------   -----------

Net cash provided by (used in) financing activities                                      93,930       (49,365)
                                                                                    -----------   -----------

Increase (decrease) in cash and
    cash equivalents                                                                   (370,885)     (354,729)

Cash and cash equivalents at
    beginning of period                                                                 452,099     2,371,071
                                                                                    -----------   -----------

Cash and cash equivalents at end of period                                          $    81,214   $ 2,016,342
                                                                                    ===========   ===========

                 Supplemental Schedule of Cash Flow Information

Interest paid was $2,136 and $4,006 for the three months ended December 31, 1998 and 1997, respectively.

                       See notes to financial statements

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended September 30, 1998.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results for a full year.

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

         Results of Operations

         During the quarter ended December 31, 1998, the Company realized a net loss of $447,869 on revenues of $564,769, compared to net loss of $276,382 on revenues of $37,862 for the quarter ended December 31, 1997. The increase in losses from the prior year's quarter ended December 31, 1997, is attributable primarily to expenses relating to increased sales and marketing efforts and legal fees relating to the Dermik Laboratories, Inc. lawsuit. The increase in revenues from the prior year's quarter ended December 31, 1997, was a result of an increase in advance orders from a European licensee in anticipation of sunscreen product promotion for the upcoming summer season. Management believes that this particular quarter is the low point of its fiscal year due to the seasonal nature of its principal product, a sunscreen. Management also anticipates that this seasonality of revenues will be reduced in time as the Company's product line and geographic expansion continues. However, there can be no assurances to that effect.

         During the quarter ended December 31, 1998 the Company incurred operating expenses of $672,067, a 105.1% increase over operating expenses of $327,774 in the quarter ended December 31, 1997. This increase in expenses was primarily due to increased sales and marketing efforts relating to existing and new markets and legal fees in connection with the Company's lawsuit filed against Dermik Laboratories, Inc.

         Liquidity and Capital Resources

         From inception through the quarter ended June 30, 1994, the Company's principal sources of working capital were derived from a series of private financing transactions and an initial public offering in 1990. As a result of the Company's declining equity and assets, the Company's securities were delisted from The NASDAQ SmallCap MarketSM during May 1994 and the securities have since traded on the less liquid market of the OTC Bulletin Board.

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

          As of December 31, 1998, the Company had working capital of $183,346, a decrease of $461,858 from the level of working capital of $645,204 as of September 30, 1998, and a $1,862,597 decrease from the Company's working capital of $2,045,943 as of December 31, 1997. Such decrease in working capital is primarily attributable to increased expenses associated with sales and marketing efforts relating to existing and new markets, research and development relating to new projects and formulations, legal fees relating to Dermik Laboratories, Inc. lawsuit and additional personnel. As a result of such significant increase in marketing costs and legal fees, which were not offset by sales revenues, the Company had substantially utilized its working capital resources by December 1998. Accordingly, the Company initiated a program to obtain additional working capital. In order to provide working capital in the near term, as of December 31, 1998, the Company entered into a secured credit arrangement with Mr. Schuchert. The Credit Agreement provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which is due on the earlier of December 31, 2000, 180 days from written demand of Mr. Schuchert as lender or upon an event of default under the agreement. The line of credit bears interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the Wall Street Journal, plus 1 1/2% or (ii) 9%, which is payable monthly or may be accrued. The facility is secured by all of the assets of the Company (subject to any existing liens). The facility is subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As of February 2, 1999, the Company had $548,309 outstanding under this facility plus accrued interest of $2,467 as of January 31, 1999. The proceeds of the loan have been utilized to fund operations and to pay legal fees in connection with the Dermik lawsuit. Under the terms of the Agreement, Mr. Schuchert receives warrants to purchase 1.6 shares of Common Stock for each dollar advanced under the facility and warrants to purchase 1.6 shares of Common Stock for each dollar of accrued interest that is unpaid when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. As of February 2, 1999, Mr. Schuchert has been granted warrants to purchase an aggregate 881,242 shares of Common Stock.

          The Company's sales revenues during the first quarter ending December 31, 1998 were not adequate to offset expenses. Based upon the Company's current budget guidelines as agreed to with Mr. Schuchert as lender, management believes that the funds available under the line of credit will be sufficient to enable the Company to meet its anticipated operating expenses through December 31, 1999. However, in order to continue longer term operations and to pursue its business strategy, the Company will require additional financing unless and until sales revenues provide sufficient working capital. The Company is in the process of pursuing such additional sources of financing. There can be no assurances that such financing will be available or that it will be available upon terms advantageous to the Company. Failure to obtain such additional financing or the earlier termination of the line of credit would have a material adverse effect on the Company's ability to operate beyond December 1999.

         During the Fiscal quarter ended December 31, 1998, the Company's other principal sources of working capital were derived from revenues and a $100,000 line of credit from First Union National Bank of Florida ("First Union"). The line of credit bears interest at a rate of prime plus .5%, payable upon demand. As of February 11, 1999 the Company has an outstanding balance due under its line of credit of $100,000.

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

Item 2.           Changes in Securities
                  ---------------------

                  As of December 31, 1998, the Company entered into a secured credit arrangement with Mr. Schuchert. The Credit Agreement provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which is due on the earlier of December 31, 2000, 180 days from written demand of Mr. Schuchert as lender or upon an event of default under the agreement. Under the terms of the Agreement, Mr. Schuchert receives warrants to purchase
1.6 shares of Common Stock for each dollar advanced under the facility and 1.6 shares of Common Stock for each dollar of accrued interest that is unpaid when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. As of February 2, 1999, Mr. Schuchert has been granted warrants to purchase an aggregate 881,242 shares of Common Stock.
The securities were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.           Defaults upon Senior Securities
                  -------------------------------

         None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         None.

Item 5.           Other Information
                  -----------------

         General

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
         --------------------------------------------------------------

         When used in this Quarterly Report on Form 10-QSB, the words "may", "will", "expect", "anticipate", "continue", "estimate", "intend", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ from those included within the forward-looking statements as a result of various factors. Such factors include, among others:
(i) the Company's ability to obtain additional sources of capital to fund operations in the long term and pursue its business strategies; (ii) the Company's ability to retain existing or obtain additional licensees who act as distributors of its products; (iii) the Company's ability to obtain additional patent protection for its encapsulation technology; and (iv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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


                                         FOUNTAIN PHARMACEUTICALS, INC.



Dated:  February 12, 1999                /s/Gerald T. Simmons
                                         --------------------
                                         GERALD T. SIMMONS
                                         Chief Executive Officer, President and
                                         Chief Accounting Officer