Form 10QSB
period 1999-03-31
FOUNTAIN PHARMACEUTICALS INC
filed 1999-05-17
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
---------
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ---------------------------------------------------------------------
          ACT OF 1934
          -----------

                  For the quarterly period ended March 31, 1999
                  ---------------------------------------------

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          -------------------------------------------------------------------
          EXCHANGE ACT OF 1934
          --------------------

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

                      (1)     Yes   [X]                    No __

                      (2)     Yes   [X]                    No __

                       APPLICABLE ONLY TO ISSUERS INVOLVED
           IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by court.

                            Yes   [X]             No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 10, 1999:

Common Stock, par value             $.001 - 2,375,796

Class B Common Stock, par value     $.001 - 4,505


                 Transitional Small Business Disclosure Format:

                            Yes    __             No   [X]

                         FOUNTAIN PHARMACEUTICALS, INC.

                                      INDEX
                                                                          Page
                                                                          ----

Part I.                Financial Information*
-------                ----------------------
    Item 1.            Financial Statements (Unaudited)

                       Balance Sheets - September 30, 1998,                 4
                       and March 31, 1999 (Unaudited)

                       Statements of Operations - for the six               5
                       months ended March 31, 1999, and 1998
                       (Unaudited)

                       Statement of Stockholders' Equity -                  6
                       for the period from September 30, 1998
                       through March 31, 1999 (Unaudited)

                       Statements of Cash Flows - for the six               7
                       months ended March 31, 1999 and 1998
                       (Unaudited)

                       Notes to Condensed Financial Statements              8
                       (Unaudited)

    Item 2.            Management's Discussion and                          9
                       Analysis or Plan of Operation

Part II.               Other Information
--------               -----------------

    Item 1.            Legal Proceedings                                   12
    Item 2.            Changes in Securities                               12
    Item 3.            Defaults Upon Senior Securities                     12
    Item 4.            Submission of Matters to a Vote                     12
                       of Security Holders
    Item 5.            Other Information                                   12
    Item 6.            Exhibits and Reports on Form 8-K                    13


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                         FOUNTAIN PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                  ASSETS
                                                  March 31,
                                                    1999           September 30
                                                 (Unaudited)           1998
                                                 -----------       -------------
Current assets:
    Cash and cash equivalents                    $ 262,025          $   452,099
    Accounts receivable, net of allowance           60,526              205,194
      for uncollectible accounts
      ($13,974, March 31, 1999;
      $16,000, September 30, 1998)
    Inventories                                    232,841              195,240
    Prepaid expenses                                53,426               32,723
                                                 ---------          -----------

    Total current assets                           608,818              885,256

Furniture and equipment, less
    accumulated depreciation
    ($280,704, March 31, 1999;
    $268,374, September 30, 1998)                  102,447              101,343

Patent costs, less accumulated
    amortization ($31,181 March 31,
    1999; $26,705, September 30, 1998)             144,607              139,525

Other assets                                         8,686                6,595
                                                 ---------          -----------

Total assets                                     $ 864,558          $ 1,132,719
                                                 =========          ===========

(RESTUBBED TABLE)


     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        March 31,
                                                          1999           September 30,
                                                       (Unaudited)           1998
                                                       -----------       -------------
Current liabilities:
   Current portion of notes payable, bank             $     15,263      $    14,497
   Current portion of liabilities
     not subject to compromise                                                2,584
   Notes payable, Director                                 548,309
    Accounts payable and
     accrued expenses                                      154,656          222,971
                                                      ------------     ------------

   Total current liabilities                               718,228          240,052
                                                      ------------     ------------

Notes payable, bank                                         39,849           47,677
                                                      ------------     ------------

Stockholders' equity
    Preferred  stock, par value $.001,
       2,000,000 shares authorized, issued
       and outstanding (1.2 votes per share)                 2,000            2,000
    Common  stock,  par value $.001, 50,000,000
       shares authorized; 2,375,796, March 31, 1999;
       2,375,796, September 30, 1998, issued
       (1 vote per share)                                    2,376            2,376
    Class B common stock; par value $.001,
       5,000,000 shares authorized; 4,505, March
       31, 1999; 4,505, September 30, 1998, shares
       issued and outstanding (5 votes per share)                5                5
    Additional paid-in capital                          17,056,450       17,056,449
    Accumulated deficit                                (16,954,326)     (16,215,816)
                                                      ------------     ------------
       Subtotal stockholders' equity                       106,505          845,014
    Less:  Treasury Stock                                  (    24)        (     24)
                                                      ------------     ------------
       Total stockholders' equity                          106,481          844,990
                                                      ------------     ------------

Total  liabilities and stockholders' equity           $    864,558     $  1,132,719
                                                      ============     ============

                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended                 Six Months Ended
                                                   March 31,                         March 31,
                                           -------------------------       --------------------------
                                              1999            1998            1999            1998
                                           ----------      ---------       --------         ---------
Revenue                                  $   272,555     $   290,671     $   837,324     $   328,533

Cost of sales                                132,307         155,662         473,787         169,559
                                         -----------     -----------     -----------     -----------

Gross profit                                 140,248         135,009         363,537         158,974
                                         -----------     -----------     -----------     -----------
Operating expenses:
    Research and development                 160,551          83,209         230,543         161,863
General and administrative                   239,223         123,986         596,687         252,498
    Selling                                  262,756         288,221         498,889         404,025
    Depreciation and amortization              8,577           4,991          17,055           9,795
                                         -----------     -----------     -----------     -----------

Total operating expenses                     671,107         500,407       1,343,174         828,181
                                         -----------     -----------     -----------     -----------

Loss from operations                     (   530,859)       (365,398)       (979,637)       (669,207)

Other income (expenses):
    Interest income                            2,236          24,997           5,276          56,426
    Interest expense                         (13,472)       (  2,399)    (    15,608)         (6,405)
    Litigation settlement                    250,000                         250,000
    Other income (expense)                    1, 455        (  1,152)          1,460     (     1,148)
                                         -----------     -----------     -----------     -----------

Total other income (expenses)                240,219          21,446         241,128          48,873
                                         -----------     -----------     -----------     -----------

Net loss                                 ($  290,640)    ($  343,952)    ($  738,509)    ($  620,334)
                                         -----------     -----------     -----------     -----------

Earnings per share:
    Net loss per share                       ($  .12)         ($ .14)         ($ .31)         ($ .26)
                                         -----------     -----------     -----------     -----------

    Weighted average number of shares
      outstanding:                       $ 2,380,301     $ 2,380,301     $ 2,380,301     $ 2,380,301
                                         ===========     ===========     ===========     ===========

                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM SEPTEMBER 30, 1998 THROUGH MARCH 31, 1999 F-7
                               (UNAUDITED)

                                                              Class B
                                    Common Stock            Common Stock
                                -------------------      ------------------
                                Shares        Amount     Shares      Amount
                                ------        ------     ------      ------
Balances
    October 1, 1998            2,375,796      $ 2,376     4,505       $  5

Net Loss for the Period
                               ---------      -------     -----       ----
Balances,
    Mach 31, 1999              2,375,796      $ 2,376     4,505       $  5


                                  Preferred Stock
                                --------------------     Additional      Accumulated
                                Shares        Amount   Paid-in Capital     Deficit
                                ------        ------   ---------------   -----------
Balances
    October 1, 1998            2,000,000     $ 2,000     $17,056,450    ($16,215,817)

Net Loss for the Period                                                   (  738,509)
                              ----------     -------     -----------    ------------
Balances,
    March 31, 1999             2,000,000      $2,000     $17,056,450    ($16,954,326)


                                   Treasury Stock
                               Shares         Amount             Total
                               ------         ------         ------------
Balances
    October 1, 1998              12           ( $24)           $844,990

Net Loss for the Period                                        (738,509)
                               ------         -----            --------
Balances,                        12           ( $24)           $106,481
    March 31, 1999

                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended March 31,
                                                            --------------------------
                                                              1999              1998
                                                            ---------         --------
Cash flows from operating activities:
    Net loss                                              ($  738,509)    ($  620,334)
    Adjustments to reconcile net loss to
        Depreciation                                           12,579           6,466
        Amortization                                            4,476           3,330
        Loss on disposal of assets                              1,988
        Increase (decrease) in cash due to changes in:
           Accounts receivable                                144,668         (54,616)
           Inventories                                       ( 37,601)        (39,563)
                   Prepaid expenses and other assets         ( 20,703)          1,894
                   Other assets                              (  2,091)
                   Accounts payable and accrued expenses     ( 68,315)        109,295
                                                             --------       ---------

        Net cash used in operating activities                (703,508)     (  593,528)
                                                             --------       ---------

        Cash flows from investing activities:
            Deferred patent costs incurred                   (  9,557)     (    1,408)
            Acquisition of furniture and equipment           ( 15,672)     (   37,134)
                                                             --------       ---------

Net cash used in investing activities                        ( 25,229)     (   38,542)
                                                             --------       ---------

Cash flows from financing activities:
    Proceeds from line of credit                              100,000
    Repayment of line of credit                              (100,000)
    Director loans                                            548,309
    Repayment of liabilities under Reorganization Plan       (  2,584)     (   59,396)
    Payments on note payable, bank                           (  7,062)
    Repayment of officer loan                                              (   40,000)
    Repurchase of factional shares                                         (       24)
                                                             --------       ---------

Net cash used in financing activities                         538,663      (   99,420)
                                                             --------       ---------

Decrease in cash and cash equivalents                        (190,074)     (  731,490)
                                                             --------       ---------

Cash and cash equivalents at beginning of period              452,099       2,371,071
                                                             --------       ---------

Cash and cash equivalents at end of period                  $ 262,025     $ 1,639,581
                                                            =========     ===========

                 Supplemental Schedule of Cash Flow Information
                 ----------------------------------------------

Interest paid was $5,043 and $6,405 for the six months ended March 31, 1999 and 1998, respectively.

                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended September 30, 1998.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the six months ended March 31, 1999 and 1998 are not necessarily indicative of the results for a full year.

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

         Results of Operations

         During the quarter ended March 31, 1999, the Company realized a net loss of $290,640 on revenues of $272,555, compared to net loss of $343,952 on revenues of $290,671 for the quarter ended March 31, 1998. The decrease in losses from the prior year's quarter ended March 31, 1998, is attributable primarily to the settlement proceeds of the Dermik Laboratories, Inc. lawsuit (See "Legal Proceedings"), which offset operating expenses and legal fees relating to the litigation during this period. The decrease in revenues of 6.3% from the prior year's quarter ended March 31, 1998 was a result of timing related to earlier than expected sales to the Company's European licensees which occurred in the quarter ended December 31, 1998 rather than the quarter ended March 31, 1999. The Company received additional orders from these licensees in April and May 1999 and expects additional orders during subsequent months of the fiscal year ending September 30, 1999. However, there can be no assurances that subsequent orders will be received.

         During the quarter ended March 31, 1999 the Company incurred operating expenses of $671,107, a 34.2% increase over operating expenses of $500,407 in the quarter ended March 31, 1998. This increase in expenses was primarily due to increased sales and marketing efforts relating to existing and new markets, legal fees in connection with the Company's lawsuit filed against Dermik Laboratories, Inc. and research and development relating to new projects and formulations.

         During the six months ended March 31, 1999, the Company incurred a net loss of $738,509 on revenues of $837,324, compared to a net loss of $620,334 on revenues of $328,533 for the comparable period ended March 31, 1998. This increase in losses from the prior year's six months ended March 31, 1998, is attributable primarily to expenses relating to increased sales and marketing efforts, legal fees relating to the Dermik Laboratories, Inc. lawsuit and clinical research studies. The increase in revenues from the prior year's six months ended March 31, 1998, was a result of increase in orders from the Company's European licensees of sunscreen product for the upcoming summer season.

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

          As a result of such significant increase in marketing costs and legal fees, which were not offset by sales revenues, the Company had substantially utilized its working capital resources by December 1998. Accordingly, the Company initiated a program to obtain additional working capital. In order to provide working capital in the near term, as of December 31, 1998, the Company entered into a secured credit arrangement with Mr. Schuchert. The Credit Agreement provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which is due on the earlier of December 31, 2000, 180 days from written demand of Mr. Schuchert as lender or upon an event of default under the agreement. The line of credit bears interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the Wall Street Journal, plus 1 1/2% or (ii) 9%, which is payable monthly or may be accrued. The facility is secured by all of the assets of the Company (subject to any existing liens). The facility is subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As of May 10, 1999, the Company had $648,309 outstanding under this facility plus accrued interest of $15,450 as of April 30, 1999. The proceeds of the loan have been utilized to fund operations and to pay legal fees in connection with the Dermik lawsuit. Under the terms of the warrant granted in connection with the Credit Agreement, Mr. Schuchert is entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility and 1.6 shares of Common Stock for each dollar of accrued interest that is unpaid when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. As of May 10, 1999, Mr. Schuchert is entitled to purchase an aggregate of 1,062,014 shares of Common Stock under such warrant.

          As of March 31, 1999, the Company had a deficit working capital of $109,410, a decrease of $754,614 from the level of working capital of $645,204 as of September 30, 1998, and a $1,780,470 decrease from the Company's working capital of $1,671,060 as of March 31, 1998. Such decrease in working capital is primarily attributable to increased expenses associated with sales and marketing efforts relating to existing and new markets, research and development relating to new projects and formulations, legal fees relating to Dermik Laboratories, Inc. lawsuit and additional personnel.

          The Company's sales revenues during the six months ending March 31, 1999 were not adequate to offset expenses. Based upon the Company's current budget guidelines as agreed to with Mr. Schuchert as lender, management believes that the funds available under the line of credit will be sufficient to enable the Company to meet its anticipated operating expenses through December 31, 1999. However, in order to continue longer term operations and to pursue its business strategy, the Company will require additional financing unless and until sales revenues provide sufficient working capital. The Company is in the process of pursuing such additional sources of financing. There can be no assurances that such financing will be available or that it will be available upon terms advantageous to the Company. Failure to obtain such additional financing or the earlier termination of the line of credit would have a material adverse effect on the Company's ability to operate beyond December 1999.

         During the six months ended March 31, 1999, the Company's other principal sources of working capital were derived from revenues, royalties, the litigation settlement with Dermik Laboratories, Inc., and a $100,000 line of credit from First Union National Bank of Florida ("First Union"). The line of credit bears interest at a rate of prime plus .5%, payable upon demand. As of March 31, 1999 the Company had no outstanding balance due under its line of credit of $100,000.

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

Part II.          Other Information

Item 1.           Legal Proceedings
                  -----------------

         In March 1999, the Company settled out of court its claim against Dermik Laboratories, Inc. and its parent company, Rhone-Poulene Rorer, for the cancellation of a previous distribution agreement. As a result of this settlement, the Company and Dermik Laboratories, Inc. agreed on a schedule to investigate programs of mutual interest, including potential applications of the Company's patented LyphaZome(R) drug delivery technology.


Item 2.           Changes in Securities
                  ---------------------
         None.

Item 3.           Defaults upon Senior Securities
                  -------------------------------
         None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
         None.

Item 5.           Other Information
                  -----------------
         a.       Patents
                  -------

         Regarding the Company's SDMC technology, U.S. Application Serial No. 08/507,401 entitled "ENCAPSULATION OF ACTIVE INGREDIENTS INTO LIPID VESICLES" was granted by the U.S. Patent and Trademark Office and issued as U.S. Patent No. 5,879,703 on March 9, 1999. This patent relates to shelf-stable precursor solutions and their method of use in delaying the encapsulation of active ingredients into the SDMC vehicles until an appropriate time, e.g., medicaments which have a short shelf life can be incorporated into the vehicles just prior to use. A counterpart patent has been granted in Australia, and counterpart applications are pending in Canada, the EPC, Hong Kong, Japan, and Singapore.

         Canada Letters Patent No 1,340,241 entitled "METHOD OF MAKING SOLVENT DILUTION MICROCARRIERS" granted by the Canadian Patent Office on December 15, 1999, was received on January 7, 1999. This patent is essentially a counterpart patent to previously issued U.S. Patents 5,133,965 and 5,269,979. Counterpart patents have also been granted in Australia, Austria, Belgium, France, Great Britain, Germany, Israel, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, and Switzerland/Liechtenstein, and applications are pending in Hong Kong, Japan, and Singapore.

         b.       General

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

                                          FOUNTAIN PHARMACEUTICALS, INC.


Dated:  May 14, 1999                     /s/Gerald T. Simmons
                                         --------------------
                                         GERALD T. SIMMONS
                                         Chief Executive Officer, President and
                                         Chief Accounting Officer