Form 10QSB
period 1999-06-30
FOUNTAIN PHARMACEUTICALS INC
filed 1999-08-16
CIK 851199

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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


                                 (727) 548-0900
              (Registrant's telephone number, including area code)


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

                              Yes     X                    No
                                    ----                        ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of August 10, 1999:

Common Stock, par value             $.001 - 2,375,796

Class B Common Stock, par value     $.001 - 4,505


                 Transitional Small Business Disclosure Format:

                              Yes                          No    X
                                    ----                        ----

                         FOUNTAIN PHARMACEUTICALS, INC.

                                      INDEX

                                                                                                          Page
Part I.                Financial Information*

    Item 1.            Condensed Financial Statements (Unaudited)

                       Balance Sheets - September 30, 1998,                                                   4
                       and June 30, 1999 (Unaudited)

                       Statements of Operations - for the three and                                           5
                       nine months ended June 30, 1999, and 1998
                       (Unaudited)

                       Statement of Stockholders' Equity -                                                    6
                       for the period from September 30, 1998
                       through June 30, 1999 (Unaudited)

                       Statements of Cash Flows - for the nine                                                7
                       months ended June 30, 1999 and 1998
                       (Unaudited)

                       Notes to Condensed Financial Statements                                                8
                       (Unaudited)

    Item 2.            Management's Discussion and                                                            9
                       Analysis or Plan of Operation

Part II.               Other Information

    Item 1.            Legal Proceedings                                                                     12
    Item 2.            Changes in Securities                                                                 12
    Item 3.            Defaults Upon Senior Securities                                                       12
    Item 4.            Submission of Matters to a Vote                                                       12
                       of Security Holders
    Item 5.            Other Information                                                                     12
    Item 6.            Exhibits and Reports on Form 8-K                                                      13

* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                         FOUNTAIN PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                      ASSETS

                                             June 30, 1999       September 30,
                                              (Unaudited)            1998
                                              -----------            ----
   (Unaudited)
Current assets:
Cash and cash equivalents                     $  200,506        $  452,099
Accounts receivable, net of allowance            274,966           205,194
  for uncollectible accounts
   ($13,266, June 30, 1999;
   $16,000, September 30, 1998)
Inventories                                      307,488           195,240
Prepaid expenses                                 149,539            32,723
                                              ----------        ----------
Total current assets                             932,499           885,256

Furniture and equipment, less
    accumulated depreciation
    ($287,990, June 30, 1999;
    $268,374, September 30, 1998)                130,554           101,343

Patent costs, less accumulated
    amortization ($33,496 June 30,
    1999; $26,705, September 30, 1998)           145,277           139,525


Other assets                                       9,646             6,595
                                                --------          --------



Total assets                                  $1,217,976        $1,132,719
                                              ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   June 30, 1999       September 30,
                                                                    (Unaudited)           1998
                                                                    -----------           ----
        Current liabilities:
            Current  portion  of notes payable, bank               $    15,660        $    14,497
            Current  portion  of liabilities
               not subject to compromise                                                    2,584
            Notes payable, Director                                  1,123,309
            Accounts payable and accrued expenses                      183,632            222,971
                                                                   -----------        -----------


            Total current liabilities                                1,322,601            240,052
                                                                   -----------        -----------


        Notes payable, bank                                             35,782             47,677
                                                                   -----------        -----------
        Stockholders' equity
            Preferred stock, par value $.001,
               2,000,000 shares authorized, issued
               and outstanding (1.2 votes per share)                     2,000              2,000

            Common stock, par value $.001, 50,000,000
               shares authorized; 2,375,796, June 30, 1999;
               2,375,796, September 30, 1998, issued
               (1 vote per share)                                        2,376              2,376
            Class B common stock; par value $.001,
               5,000,000 shares authorized; 4,505, June
               30, 1999; 4,505, September 30, 1998, shares
               issued  and outstanding (5 votes per share)                   5                  5
            Additional paid-in capital                              17,056,450         17,056,449
            Accumulated deficit                                   (17,201,214)        (16,215,816)
                                                                   -----------        -----------

               Subtotal stockholders' equity (Deficit)               (140,383)            845,014

            Less: Treasury Stock                                          (24)                (24)
                                                                   -----------        -----------

               Total stockholders' equity (Deficit)                  (140,407)            844,990
                                                                   -----------        -----------

        Total liabilities  and stockholders' equity                $ 1,217,976        $ 1,132,719
                                                                   ===========        ===========

                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended                  Nine Months Ended
                                                            June 30,                            June 30,
                                                            --------                            --------
                                                     1999             1998               1999                 1998
                                                     ----             ----               ----                 ----
Revenue                                      $   933,833         $   909,329          $ 1,771,157         $ 1,237,862

Cost of sales                                    503,245             483,580              977,032             653,139
                                             -----------         -----------          -----------         -----------

Gross profit                                     430,588             425,749              794,125             584,723
                                             -----------         -----------          -----------         -----------
Operating expenses:
    Research and development                      90,567             119,929              321,110             281,792
    General and administrative                   206,671             114,779              803,358             367,277
    Selling                                      349,157             432,503              848,046             836,528
    Depreciation and amortization                  9,601               5,497               26,656              15,292
                                             -----------         -----------          -----------         -----------

Total operating expenses                         655,996             672,708            1,999,170           1,500,889
                                             -----------         -----------          -----------         -----------

Loss from operations                            (225,408)          (246,959)          (1,205,045)            (916,166)

Other income (expenses):
    Interest income                                1,288              19,141                6,564             75,567
    Interest expense                             (19,099)             (1,722)             (34,707)            (8,127)
    Litigation settlement                                                                 250,000
    Other income (expense)                        (3,669)             (3,777)              (2,209)            (4,925)
                                            ------------         -----------          -----------        -----------

Total other income (expenses)                    (21,480)             13,642              219,648             62,515
                                            ------------         -----------          -----------        ------------

Net loss                                       ($246,888)          ($233,317)           ($985,397)          ($853,651)
                                            ============         ===========          ===========        ============



Earnings per share:


    Net loss per share                             ($.11)              ($.10)              ($.42)             ($.36)
                                             ===========         ===========         ===========        ===========

    Weighted average number of shares
    outstanding:                               2,380,301           2,380,301           2,380,301           2,380,301
                                             ===========         ===========         ===========        ============



                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD FROM SEPTEMBER 30, 1998 THROUGH JUNE 30, 1999
                                   (UNAUDITED)

                                                                    Class B
                                       Common Stock              Common Stock                   Preferred Stock
                                   Shares        Amount       Shares      Amount            Shares            Amount
                                   ------        ------       ------      ------            ------            ------
Balances

    October 1, 1998             2,375,796       $ 2,376       4,505      $     5         2,000,000      $      2,000



Net Loss for the Period
                                ---------       -------       -----      -------         ---------      ------------

Balances,
    June 30, 1999               2,375,796       $ 2,376       4,505           $5         2,000,000      $      2,000
                                =========       =======      ======      =======         =========      ============







                            Additional        Accumulated           Treasury Stock
                         Paid-in  Capital       Deficit         Shares          Amount          Total
                         ----------------       -------         ------          ------          -----


Balances


    October 1, 1998         $ 17,056,450      ($16,215,817)       12             ($24)      $    844,990



Net Loss for the Period                           (985,397)                                     (985,397)
                            ------------      ------------        --             ----       ------------

Balances,
    June 30, 1999           $ 17,056,450       ($17,201,214)      12             ($24)       ($   140,407)
                            ============      =============      =======          ====       ============




                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended June 30,
                                                                                    --------------------------
                                                                                1999                       1998
                                                                                ----                       ----
Cash flows from operating activities:
    Net loss                                                             ($   985,397)               ($   853,651)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Depreciation                                                           19,865                      10,298
        Amortization                                                            6,791                       4,994

        Loss on disposal of assets                                              1,988
        Increase (decrease) in cash due to changes in:
           Accounts receivable                                           (     69,772)                (   300,799)

           Inventories                                                   (    112,248)                (   146,696)

           Prepaid expenses and other assets                             (    116,816)                (    57,018)

           Other assets                                                  (      3,051)
           Accounts payable and accrued expenses                         (     39,339)                    287,594
                                                                          -----------                 -----------


Net cash used in operating activities                                     ( 1,297,979)                ( 1,055,278)
                                                                          -----------                 -----------

Cash flows from investing activities:
    Deferred patent costs incurred                                        (    12,543)                (     1,408)

    Acquisition of furniture and equipment                                (    51,064)                (    80,054)
                                                                          -----------                 -----------


Net cash used in investing activities                                     (    63,607)                (    81,462)
                                                                          -----------                 -----------



Cash flows from financing activities:
    Proceeds from line of credit                                             100,000
    Repayment of line of credit                                           (  100,000)
    Director loans                                                         1,123,309
    Repayment of liabilities under Reorganization Plan                    (    2,584)                 (    90,201)
    Proceeds from equipment financing                                                                      66,110
    Payments on note payable, bank                                        (   10,732)                 (       538)
    Repayment of officer loan                                                                         (    40,000)
    Repurchase of factional shares                                                                    (        24)
                                                                          ----------                  -----------



Net cash provided by (used in) financing activities                        1,109,993                  (    64,653)
                                                                          ----------                  -----------


Decrease in cash and cash equivalents                                    (   251,593)                 ( 1,201,393)

Cash and cash equivalents at beginning of period                             452,099                    2,371,071
                                                                          ----------                  -----------


Cash and cash equivalents at end of period                               $    200,506                $  1,169,678
                                                                        =============                ============



                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Interest paid was $ 6,435 and $8,127 for the nine months ended June 30, 1999 and
                              1998, respectively.


                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended September 30, 1998.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the nine months ended June 30, 1999 and 1998 are not necessarily indicative of the results for a full year.

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

         In July 1997, the Company completed a private placement of 2,000,000 newly-designated and issued shares of Series A Convertible Preferred Stock (the "Preferred Stock") to Fountain Holdings, LLC ("Holdings"), a Wyoming limited liability company, controlled by Joseph S. Schuchert, Jr. As a result of this private placement (the "Private Placement"), the Company obtained additional working capital of $2.5 million, which it utilized to enhance the expansion of the Company's sales and marketing program, as well as to further the Company's research and development efforts. As a result of significant increases in marketing costs associated with the expansion of existing product lines and the introduction of new products during fiscal 1998, which were not offset by sales revenues during the period, the Company substantially utilized its working capital resources. Accordingly, the Company initiated a program to obtain additional working capital. In order to provide working capital in the near term, as of December 31, 1998, the Company entered into a secured credit arrangement with Mr. Schuchert, a Director of the Company. The credit agreement provides for a two year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. In order to fund operations in the long term and pursue its business strategy, the Company intends to continue to seek additional sources of capital, including debt and equity financing. However, there can be no assurances that such financing will be available or, that it will be available upon terms advantageous to the Company. See "LIQUIDITY AND CAPITAL RESOURCES."

         RESULTS OF OPERATIONS

         During the quarter ended June 30, 1999, the Company realized a net loss of $246,888 on revenues of $933,833, compared to net loss of $233,317 on revenues of $909,329 for the quarter ended June 30, 1998. The increase in losses from the prior year's quarter ended June 30, 1998, is attributable primarily due to increased sales and marketing efforts relating to existing and new markets and interest expense on a secured line of credit arrangement with Mr. Joseph S. Schuchert, Jr. (See "LIQUIDITY AND CAPITAL RESOURCES.") The increase in revenues of 2.7% from the prior year's quarter ended June 30, 1998 was a result of earlier than expected re-orders and increased sales growth from the Company's European licensees which occurred in the quarter ended June 30, 1999. The Company expects additional orders from these licensees during subsequent months of the fiscal year ending September 30, 1999. However, there can be no assurances that subsequent orders will be received.

         During the quarter ended June 30, 1999 the Company incurred operating expenses of $655,996, a 2.5% decrease over operating expenses of $672,708 in the quarter ended June 30, 1998. This decrease in expenses was primarily due to the timing of research and development clinical research studies, relating to new projects and formulations, that are expected to be completed during the fourth fiscal quarter ending September 30, 1999.

         During the nine months ended June 30, 1999, the Company incurred a net loss of $985,397 on revenues of $1,771,157, compared to a net loss of $853,651 on revenues of $1,237,862 for the comparable period ended June 30, 1998. This increase in losses from the prior year's nine months ended June 30, 1998, is attributable primarily to expenses relating to increased sales and marketing efforts, legal fees relating to the Dermik Laboratories, Inc. lawsuit and clinical research studies. The increase in revenues from the prior year's nine months ended June 30, 1998, was a result of increase in orders from the Company's European licensees of sunscreen product for the current summer season as well as proceeds from the settlement relating to the Dermik Laboratories, Inc. lawsuit.

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

          As a result of such significant increase in marketing costs and legal fees, which were not offset by sales revenues, the Company had substantially utilized its working capital resources by December 1998. Accordingly, the Company initiated a program to obtain additional working capital. In order to provide working capital in the near term, as of December 31, 1998, the Company entered into a secured credit arrangement with Mr. Schuchert. The Credit Agreement provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which is due on the earlier of December 31, 2000, 180 days from written demand of Mr. Schuchert as lender or upon an event of default under the agreement. The line of credit bears interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the Wall Street Journal, plus 1-1/2% or (ii) 9%, which is payable monthly or may be accrued. The facility is secured by all of the assets of the Company (subject to any existing liens). The facility is subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As of August 10, 1999, the Company had $1,173,309 outstanding under this facility plus accrued interest of $37,576 as of July 31, 1999. The proceeds of the loan have been utilized to fund operations and to pay legal fees in connection with the Dermik lawsuit. Under the terms of the warrant granted in connection with the Credit Agreement, Mr. Schuchert is entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility and 1.6 shares of Common Stock for each dollar of accrued interest that is unpaid when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. As of August 10, 1999, Mr. Schuchert is entitled to purchase an aggregate of 1,937,416 shares of Common Stock under such warrant.

          As of June 30, 1999, the Company had a deficit working capital of $390,102, a decrease of $1,035,306 from the level of working capital of $645,204 as of September 30, 1998, and a $1,841,863 decrease from the Company's working capital of $1,451,761 as of June 30, 1998. Such decrease in working capital is primarily attributable to increased expenses associated with sales and marketing efforts relating to existing and new markets, research and development relating to new projects and formulations, legal fees relating to Dermik Laboratories, Inc. lawsuit and additional personnel.

          The Company's sales revenues during the nine months ended June 30, 1999 were not adequate to offset expenses. Based upon the Company's current budget guidelines as agreed to with Mr. Schuchert as lender, management believes that the funds available under the line of credit will be sufficient to enable the Company to meet its anticipated operating expenses through December 31, 1999. However, in order to continue longer term operations and to pursue its business strategy, the Company will require additional financing unless and until sales revenues provide sufficient working capital. The Company is in the process of pursuing such additional sources of financing. There can be no assurances that such financing will be available or that it will be available upon terms advantageous to the Company. Failure to obtain such additional financing or the earlier termination of the line of credit would have a material adverse effect on the Company's ability to operate beyond December 1999.

         During the nine months ended June 30, 1999, the Company's other principal sources of working capital were derived from revenues, royalties, the litigation settlement with Dermik Laboratories, Inc., and a $100,000 line of credit from First Union National Bank of Florida ("First Union"). The line of credit bears interest at a rate of prime plus .5%, payable upon demand. As of June 30, 1999 the Company had no outstanding balance due under its line of credit of $100,000.

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

         None.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 1, 1999, the Company filed an Information Statement in order to ensure that the stock options granted under the 1998 Stock Option Plan qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and to comply with other tax provisions relevant to such options. The 1998 Plan was approved by written consent of the holder of 1,251,100 shares (52.2%) of the outstanding Common Stock and the holder of all of the Preferred Stock as of the Record Date, as permitted under Section 228 of the Delaware General Corporation Law. The approval of the plan by the stockholders of the company became effective July 21, 1999.

ITEM 5.           OTHER INFORMATION

         a.       General

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

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

                  Exhibit 10.10 - 1998 Stock Option Plan

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


                                          FOUNTAIN PHARMACEUTICALS, INC.



Dated:  August 13, 1999                   /s/Gerald T. Simmons
                                          --------------------
                                          GERALD T. SIMMONS
                                          Chief Executive Officer, President and
                                          Chief Accounting Officer