Form 10KSB
period 1999-09-30
FOUNTAIN PHARMACEUTICALS INC
filed 1999-12-29
CIK 851199

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended SEPTEMBER 30, 1999
                           Commission File No. 0-18399

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

                          COMMON STOCK, PAR VALUE $.001
                                (Title of Class)


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


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Registrant's revenues for the year ended September 30, 1999:

                                   $2,210,771

         The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of December 22, 1999 was approximately $488,144 based upon the closing sales price of the Company's Common Stock as of December 22, 1999 (see Footnote (1) below).


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

                       Yes   X                    No
                           -----                     -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

         The number of shares outstanding of the Registrant's class of Common Stock, par value $.001 per share, as of December 22, 1999, was 2,375,796.

         The number of shares outstanding of the Registrant's Class B Common Stock, par value $.001 per share, as of December 22, 1999, was 4,505.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                 Transitional Small Business Disclosure Format:

                       Yes                        No   X
                           -----                     -----



----------
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT


When used in this Annual Report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations in the immediate term; (ii) the Company's ability to retain existing or obtain additional licensees who act as distributors of its products; (iii) the Company's ability to obtain additional patent protection for its encapsulation technology; and (iv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1

         BUSINESS

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

         In July 1997, the Company completed a private placement of 2,000,000 newly-designated and issued shares of Series A Convertible Preferred Stock (the "Preferred Stock") to Fountain Holdings, LLC ("Holdings"), a Wyoming limited liability company, controlled by Joseph S. Schuchert, Jr. As a result of this private placement (the "Private Placement"), the Company obtained additional working capital of $2.5 million, which it utilized to enhance the expansion of the Company's sales and marketing program, as well as to further the Company's research and development efforts. As a result of significant increases in marketing costs associated with the expansion of existing product lines and the introduction of new products during fiscal 1998, which were not offset by sales revenues during the period, the Company substantially utilized its working capital resources. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The credit agreement provides for a two-year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As a result of additional costs associated with the development and marketing of two new product lines during fiscal 1999, the Company fully utilized the $1,500,000 line of credit. In order to maintain current operations subsequent to fiscal 1999, the Company obtained short term unsecured loans from its President, Mr. Gerald Simmons and Mr. John C. Walsh, a director of the Company. During the first quarter of fiscal 2000 Mr. Schuchert made advances to the Company as an additional unsecured demand loan, the terms of which have not been finalized. As of December 22, 1999, the outstanding principal balance of this demand loan was $410,000. While Mr. Schuchert has indicated that he may provide the Company with a line of credit of up to $1,000,000 in the aggregate, the Company has not entered into any written commitment or loan agreement with Mr. Schuchert to that effect. There can be no assurances that an agreement with Mr. Schuchert will be obtained, or if obtained that the terms of such financing will be advantageous to the Company. If the Company does not secure additional financing in the immediate term the Company will not be able to continue as a going concern and will suspend operations. The Company intends to continue to seek additional sources of capital, including debt and equity financing. However, there can be no assurances that such financing will be available or that it will be available upon terms advantageous to the Company. See "ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES."

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

         The Company has developed a number of proprietary products utilizing its SDMC technologies. These include non-regulated consumer goods and dermatologic products consisting of sunscreens, lotions and moisturizers. These products have been marketed by the Company under the LyphaZome(R), Celazome(TM), Octazome(R) and Daylong(R) names and under other proprietary names of licensees. The Company currently markets its products under LyphaZome(R) and as well as under other proprietary names of licensees. The Company recently introduced a line of skin care products under the Celazome(TM) name. During fiscal 1999 the Company discontinued the Octazome(R) and Daylong(R) name product lines.

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

         BUSINESS STRATEGY

         The Company's principal business goal in the immediate term is to obtain sufficient capital to continue operations. Provided that the Company is able to secure additional capital necessary to fund operations beyond the near term, the Company intends to continue to leverage the strengths of its SDMC technology to develop products for the following key business sectors:

- Continue to expand the Company's OTC (Over the Counter) sunscreen franchise by expanding its distribution base to physicians and developing innovative new products in this category.

- Aggressively develop new products that may be candidates for entry into the expanding cosmeceutical product sector. (A "cosmeceutical" is generally defined as a product that has biological activity, but is not regulated as a drug by the FDA).

- Continue to pursue clinical investigation of existing pharmaceutical compounds that may be administered to humans more efficiently and potentially with less side effects utilizing the Company's patented SDMC technology.

- Continue to expand OTC, cosmecutical and prescription products through its international strategic partner relationships.

- The Company will pursue joint venture, merger and acquisition candidates to expand its business base. However, there can be no assurances that any such transactions will be successfully completed by the Company.

         Immediate term operation of the Company and the execution of any of the Company's expansion plans will require additional sources of financing beyond the current resources of the Company. Management is actively pursuing additional sources of financing. However, there can be no assurances to that such financing will be available or that it will be available upon terms advantageous to the Company. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- LIQUIDITY AND CAPITAL RESOURCES."

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

         Currently, the Company principally licenses and supplies moisturizers and sunscreen products through its licensing arrangements with pharmaceutical companies. See "SALES AND MARKETING." While the Company's sales currently focus upon its line of sunscreen and moisturizer products, management believes that provided that the Company is able to obtain sufficient financing to continue operation beyond the near term, expansion of the Company's licensing arrangements and the scope of product development activities may offer marketing opportunities for additional consumer products. However, there can be no assurances to that effect.

         SALES AND MARKETING

         From inception through 1994, the Company had undertaken its marketing activities principally through the efforts of management and independent sales and marketing consultants who initiated sales efforts with certain retail department stores, hospitals and health care institutions, retail pharmaceutical chains and scientific organizations. However, over the past five years, in view of the Company's limited financial resources, it has focused its principal marketing efforts on the sale of products through licensing arrangements with certain pharmaceutical companies. Management believes that these licensing arrangements have offered significant marketing opportunities without imposing material operating expenses upon the Company, and that these types of arrangements should be expanded.

         The Company has three principal licensing arrangements with major European licensees. Under such arrangements the Company realizes revenues from the sale of products to the licensees who act as distributors and from royalties which are earned as the result of subsequent sales of these products by such licensees. Of its licensees, Spirig AG and Nycomed Pharma AS represent in the aggregate more than 86% of the Company's revenues. The Nycomed Pharma AS license covers markets in Norway, Denmark, Belgium, Holland and Luxembourg. Spirig AG is the Company's licensee for Switzerland, Germany and certain markets in Eastern Europe.

         The Company also markets its products directly to professionals, including physicians, podiatrists and aestheticians, and the consumer market through its in-house sales staff. During fiscal 1999 direct sales represented approximately 11.5% of the Company total revenues. During the first quarter of fiscal 2000, the Company launched a new line of skin care products under the Celazome(TM) name. Given the limited financial resources of the Company, the Company intends to curtail its marketing efforts in the immediate term pending the securing of additional financing to continue operations.

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

         The Company has obtained patents for its novel method for making lipid-based carrier vehicles or "SDMCs": U.S. Patent 5,133,965 issued on July 28, 1992, and U.S. Patent 5,269,979 issued on December 14, 1993. These patents relate to unique methodology for making relatively small-sized, homogenous populations of lipid-based carrier vehicles. A shelf-stable precursor solution containing a drug or other substance can be converted into the vehicles by simple aerosolization or dilution with water. The precursor solution can also be dried onto a surface, such as a bandage material, and rehydrated upon contact with fluids at the wound site to deliver medicaments to the wound. Counterpart patents have issued in Australia, Canada, Norway, Israel, Spain and EPC (European Patent Convention). The European patent was validated in Austria, Belgium, France, Great Britain, Germany, Italy, Luxembourg, Netherlands, Sweden, and Switzerland-Liechtenstein. The Company has counterpart applications in Japan, Hong Kong, and Singapore. The granting fees have been paid in Singapore, and issuance is expected in the near future.

         The Company is pursuing additional patent coverage in the United States on other aspects of its SDMC technology. This application relates to shelf-stable precursor solutions U.S. Patent 5,879,703 issued on March 9, 1999. Counterpart patent has been granted in Australia. The Company has counterpart applications pending in Canada, the EPC, Hong Kong, Japan, and Singapore.

         Obtaining patents on the pending applications will add to the Company's patent portfolio and will strengthen the Company's position with regard to competitor's efforts to design around the Company's existing patents. Although the Company continues to believe the pending applications contain patentable claims, there is no assurance that the respective Patent Offices will ultimately grant these claims. Further, there are no assurances that the Company's issued patents will not be designed around, infringed upon, or successfully challenged by others in litigation. No assurance can be given that the Company will have sufficient resources to either institute or defend any action by or against the Company with respect to such patents. While the Company believes that the protection afforded by a patent would be important to its business, the Company would continue operations by relying upon trade-secrets, know-how and continuing technological advancements in order to maintain its competitive position. Trade secret protection, however, may be limited by foreign publication of the patent application and by the issuance of the patents mentioned above.

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

         As of December 22, 1999, the Company employed twenty (20) persons including its chief executive officer, a vice president of operations, a director of finance and administration, a technical director, an aesthetic marketing and sales director, warehouse, sales and administrative personnel.

RISK FACTORS

         IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS 10-KSB, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS. MANAGEMENT BELIEVES THAT THE RISKS AND UNCERTAINTIES DESCRIBED BELOW COMPRISE MANY OF THE MATERIAL RISKS AND UNCERTAINTIES FACING THE COMPANY. HOWEVER, ADDITIONAL RISKS AND UNCERTAINTIES MAY ALSO HARM ITS BUSINESS OPERATIONS.

THE COMPANY'S VIABILITY AS A GOING CONCERN IS IN DOUBT.

         The Company has suffered recurring loses from operations and as of the date of this 10-KSB has a net capital deficiency. Based upon its present operating expenses, taking into account available cash reserves and marketable securities, the Company will not be able to continue as a going concern beyond the immediate term without an infusion of additional capital to fund operations. Thus, the continued operations of the Company are wholly dependent upon its ability to generate material sales revenues or secure other sources of debt or equity financing, as to which there can be no assurances. Even if the Company obtains additional working capital in the immediate term, to the extent operating expenses increase in the future, which may be likely given the Company's present business strategy, the need for additional funding may be accelerated. This opinion results, in part from the fact that at the time the financial statements were issued, the Company did not have sufficient liquidity to meet its projected cash obligations beyond the immediate term. Thus, the Company believes that, without additional financing, it will not have sufficient liquidity to meet its cash obligations as they become due in the immediate term without significant additional working capital.

LIMITED MARKET FOR THE COMPANY'S COMMON STOCK INCREASES THE POSSIBLE VOLATILITY OF THE COMPANY'S STOCK PRICES AND THE VALUE OF ANY INVESTMENT IN THE COMPANY'S EQUITY MAY BE REDUCED.

         The public trading market for shares of the Company's Common Stock is limited on the OTC Bulletin Board. Our directors, officers and principal stockholders hold over 52% of the outstanding Common Stock of the Company which has reduced the supply of shares eligible for public resale and reduced the trading market for the Company's Common Stock. There can be no assurances that an active trading market for the Company's Common Stock will be developed or be sustained. By its very nature, trading on the OTC Bulletin Board provides only limited market liquidity. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small cap companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock.

THE SUCCESSFUL IMPLEMENTATION OF THE COMPANY'S BUSINESS STRATEGY IS DEPENDENT UPON MANAGEMENT PERSONNEL AND EXECUTIVE OFFICERS.

         The Company's operations are dependent upon the continued services of senior management and upon the Company's ability to hire and retain qualified management and technical personnel. The loss of services of any of those executive officers or other management or personnel, whether as a result of death, disability or otherwise, would have a material adverse effect upon the Company's business.

SENIOR MANAGEMENT BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF THE COMPANY'S COMMON STOCK AND THEREFORE HAS SIGNIFICANT INFLUENCE OVER THE ELECTION OF DIRECTORS.

         Our officers, directors and principal stockholders own approximately 82.6% of the Common Stock of the Company on a fully diluted basis. See Item 11 - "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." In addition, prior to the conversion of the Series A Preferred Stock, the holder is entitled to the number of votes cast by the holders of outstanding Common Stock, plus seven (7) votes. Consequently, upon exercise of their vested options and warrants and by virtue of Delaware law, these stockholders are in a position to elect all of our directors and possibly control the outcome of other corporate matters without the approval of our other stockholders. In addition, applicable statutory provisions and the ability of the Board of Directors to issue one or more series of Preferred Stock without stockholder approval could deter or delay unsolicited changes in control of the Company by discouraging open market purchases of our stock or a non-negotiated tender or exchange offer for such stock, which may be disadvantageous to our stockholders who may otherwise desire to participate in such a transaction and receive a premium or their shares.

THE COMPANY HAS A POTENTIAL NEED FOR COLLABORATION WITH CORPORATE SPONSORS.

         Based upon available information, it is likely that substantial expenditures will be required in order for the Company to conduct further research and development, testing, manufacturing and marketing of certain products which utilize its SDMC technologies. In the absence of material revenues from the sale of certain of the Company's non-regulated products and in recognition of the limited resources presently available to the Company, the Company may seek the collaboration of a corporate sponsor or joint venture participant in order to provide funding to subsidize such expenditures. There can be no assurances that the Company will locate or obtain the collaboration of any such corporate sponsor or joint venture participant. In the event such corporate collaboration cannot be obtained, the Company may not have sufficient funding, or wish to allocate a substantial portion of its limited financial resources in order to continue such development efforts. In the event, however, that such sponsorship or participation is obtained, the Company will, most likely, be required to provide such corporate sponsor or joint venture participant with a significant interest in the Company, the development of its products, its potential profits upon the development of any potential products or the exclusive rights to manufacture, license, market and/or sell any such products. In this event, the ability of the Company to fully exploit the profits potentially available upon the commercialization of its technologies may be significantly limited.

COMPETITION FOR THE DEVELOPMENT AND SALE OF NON-REGULATED SKIN CARE AND CONSUMER GOODS PRODUCTS IS INTENSE.

         There are many companies, both public and private, including well-known pharmaceutical and consumer goods companies, that have developed products that have attained significant consumer acceptance for extended periods of time, thereby making competition in these fields extremely difficult. The Company will also be subject to significant competitive pressures in connection with the development and sale of regulated products. There are also many companies, both public and private, including well known pharmaceutical companies that have developed compound delivery systems based upon other technologies, as well as technologies similar to that of the Company. Although it is management's opinion that these systems do not demonstrate the benefits of SDMC encapsulation, the state of the art is still in its developmental stages, thus, there can be no assurances that the Company's technologies will attain any material commercial success. Many of the companies with whom the Company competes have substantially greater financial and technical resources and production and marketing capabilities than the Company, for both regulated and non-regulated products. Many of these companies have significantly greater experience than the Company in the development, marketing, sale and distribution of new products, as well as the implementation of pre-clinical testing and human trials of new or improved pharmaceutical products, or in obtaining the approval of FDA or other regulatory authorities. It is possible that the Company's competitors may succeed in developing products that are safer or more effective than those of the Company, and in obtaining approval of FDA for such products.

THE FURTHER DEVELOPMENT, PRODUCTION, TESTING, MANUFACTURING AND MARKETING OF PRODUCTS IN REGULATED FIELDS WHICH INCORPORATE SDMC FORMULATIONS MAY REQUIRE REGULATORY REVIEW AND/OR APPROVAL OF THE FDA AND COMPARABLE AGENCIES IN OTHER COUNTRIES.

         The nature and extent of regulation may differ with respect to different products. Given our limited capital resources, we are not currently pursuing products which require FDA approval. However, in the event that we are able to secure financing adequate to pursue production of regulated products, the testing and regulatory pre-market approval process ("PMA") involves rigorous pre-clinical and clinical testing and approval by FDA and other comparable agencies and usually takes several years and requires the expenditure of substantial resources, for which the Company may seek third party collaboration. There can be no assurance that regulatory approvals will be obtained for any of the intended applications of the Company's proposed technologies, once developed. A significant portion of the Company's available reserves may be used for continuing research and development of the Company's technologies. These expenditures will be made without any assurance that approvals will be obtained and before it can be ascertained whether any of the regulated products proposed to be developed by the Company can be commercialized. The inability to obtain, or delays in obtaining, such approvals would materially adversely affect the Company's ability to commence marketing any regulated products developed by application of its technologies. The Company currently markets certain products pursuant to the Federal Food, Drug and Cosmetic Act. If the Company markets products that FDA does not consider to be "substantially equivalent" to an appropriate previously marketed product, FDA will require approval pursuant to the more burdensome PMA process. Furthermore, the Company cannot predict whether there will be, or the extent of, any potentially adverse government regulations or administrative actions which may arise in the future.

THE COMPANY IS ENGAGED IN A FIELD INCREASINGLY CHARACTERIZED BY EXTENSIVE RESEARCH AND DEVELOPMENT EFFORTS.

New developments in lipid and liposome research as well as alternative drug-delivery systems and other pharmaceutical products are expected to continue at a rapid pace. Developments by others could render the Company's technology obsolete or not competitive. The Company's success will depend, in part, upon its ability to achieve and maintain a competitive position with respect to those technologies.

THE CLINICAL TESTING, MANUFACTURING AND MARKETING OF THE COMPANY'S SDMC FORMULATIONS, OR PRODUCTS WHICH INCORPORATE SUCH FORMULATIONS, WILL LIKELY ENTAIL CERTAIN RISKS OF PRODUCTS LIABILITY.

Although the Company has presently secured products liability insurance, there can be no assurances that such coverage will continue to be available in the future or that the present amount and scope of any coverage will be adequate to protect the Company in the event of a successful product liability claim.

THE COMPANY POTENTIALLY HAS EXPOSURE TO THE YEAR 2000 PROBLEM.

The Company utilizes electronic technology which includes computer hardware and software systems that process information and perform calculations that are date- and time-dependent. The coming of the year 2000, the so-called Year 2000 problem, poses pervasive and complex problems. Virtually every computer operation, including manufacturing equipment and other non-information systems equipment, unless it is Year 2000 compliant, will be affected in some way by the rollover of the two-digit year value from "99" to "00" and the recognition by some electronic technology of "00" as the year 1900 rather than 2000. The Company may not only be negatively affected by the failure of its own systems to be Year 2000 compliant, but may also be negatively affected by the Year 2000 non-compliance of its vendors, customers, lenders and any other party with which it transacts business.

Its failure or the failure of any party with which it conducts business to be Year 2000 compliant in a timely manner could have a material adverse impact on its operations. If its systems or the systems of its significant vendors, customers, lenders and other outside parties with which it transacts business were to fail because they were not Year 2000 compliant, it would incur significant costs and inefficiencies. Due to general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties, it cannot be sure that it will be able to resolve problems associated with the Year 2000 issue in a timely and cost effective manner. Its inability to do so may adversely affect its operations and business, or expose us to third-party liability.

ITEM 2

         PROPERTIES

         The Company owns no real property. The Company leases approximately 8,404 square feet of office, laboratory, production and warehouse facilities located in Largo, Florida. The lease, dated December 18, 1997 as amended March 20, 1998, provides for a monthly rental of $6,950 for a term of five years, ending December 31, 2003. In addition, the Company sub-leases an approximately 2,670 square feet warehouse facility next to its offices. This lease dated March 30, 1999, provides for a month rental of $1,613 for a term of 1 year ending March 30, 2000. These facilities are adequate for the Company's current and foreseeable needs.

ITEM 3

         LEGAL PROCEEDINGS

         In March 1999, the Company settled out of court its claim against Dermik Laboratories, Inc. and its parent company, Rohone-Poulene Rorer, for the cancellation of a previous distribution agreement. As a result of this settlement, the Company and Dermik Laboratories, Inc. have met several times to investigate programs of mutual interest, including potential applications of the Company's patented LyphaZome(R) drug delivery technology. Both companies plan to continue discussion in the future but there are no assurances to that affect.

ITEM 4

         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 1, 1999, the Company filed with the Securities and Exchange Commission an Information Statement notifying the stockholders that the 1998 Stock Options Plan was approved by written consent of the holder of 1,251,100 shares (52.2%) of the outstanding Common Stock and the holder of all of the Preferred Stock as permitted under Section 228 of the Delaware General Corporation Law. The approval of the 1998 Plan by the stockholders of the Company became effective July 21, 1999.

                                     PART II

ITEM 5

MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.       MARKET INFORMATION

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

         The following table sets forth certain information with respect to the high and low market prices of the Company's Common Stock for the fiscal years ended September 30, 1998 and 1999, and for the first quarter of its fiscal year ending September 30, 2000. No trading market exists for shares of the Company's Class B Common Stock.

Fiscal 1998                         HIGH                       LOW
-----------                         ----                       ---
First Quarter                       1.50                      1.0625
Second Quarter                      2.0625                     .875
Third Quarter                       1.625                      .875
Fourth Quarter                      1.1875                     .4375

Fiscal 1999                         HIGH                       LOW
-----------                         ----                       ---
First Quarter                        .625                      .1875
Second Quarter                       .4375                     .25
Third Quarter                       1.0625                     .25
Fourth Quarter                      1.0625                     .375

Fiscal 2000                         HIGH                       LOW
-----------                         ----                       ---
First Quarter                       1.00                       .25
(October 1 - December 22, 1999)

         The closing price of the Company's Common Stock on December 22, 1999 was $ .438.

         The high and low prices (based on the average bid and ask prices) for the Company's Common Stock, as reported by The NASDAQ SmallCap Market(SM) and the OTC Bulletin Board, as applicable. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         B.       REVERSE STOCK SPLIT

                  In order to facilitate the conversion of the Company's Preferred Stock and to enhance the market price and liquidity of the Company's Common Stock, the Company effectuated a one for twenty reverse stock split, specifically, a conversion of every twenty issued and outstanding shares into one share of the same class of Common Stock as of December 11, 1997 (the "Reverse Stock Split"). As of December 22, 1999, the Company had 2,380,301 shares of Common Stock outstanding.

         C.       HOLDERS

                  Records of the Company's stock transfer agent indicate that as of December 22, 1999, the Company had 441 record holders of its Class B Common Stock and Common Stock. Since a significant number of the shares of the Company are held by financial institutions in "street name," it is likely that the Company has significantly more stockholders than indicated above. The Company estimates that it has approximately 2,005 record holders, including such shares held in "street name."

         D.       DIVIDENDS

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

         In July 1997, the Company completed a private placement of 2,000,000 newly-designated and issued shares of Series A Convertible Preferred Stock (the "Preferred Stock") to Fountain Holdings, LLC ("Holdings"), a Wyoming limited liability company, controlled by Joseph S. Schuchert, Jr. See "ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT." As a result of this private placement (the "Private Placement"), the Company obtained additional working capital of $2.5 million, which it utilized to enhance the expansion of the Company's sales and marketing program, as well as to further the Company's research and development efforts. As a result of significant increases in marketing costs associated with the expansion of existing product lines and the introduction of new products during fiscal 1998, which were not offset by sales revenues during the period, the Company substantially utilized its working capital resources. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The credit agreement provides for a two-year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As a result of additional costs associated with the development and marketing of two new product lines during fiscal 1999, the Company fully utilized the $1,500,000 line of credit. In order to maintain current operations subsequent to fiscal 1999, the Company obtained short term unsecured loans from its President, Mr. Gerald Simmons and Mr. John C. Walsh, a director of the Company. During the first quarter of fiscal 2000 Mr. Schuchert made advances to the Company as an additional unsecured demand loan, the terms of which have not been finalized. As of December 22, 1999, the outstanding principal balance of this demand loan was $410,000. While Mr. Schuchert has indicated that he may provide the Company with a line of credit of up to $1,000,000 in the aggregate, the Company has not entered into any written commitment or loan agreement with Mr. Schuchert to that effect. There can be no assurances that an agreement with Mr. Schuchert will be obtained, or if obtained that the terms of such financing will be advantageous to the Company. If the Company does not secure additional financing in the immediate term the Company will not be able to continue as a going concern and will suspend operations pending such financing. The Company intends to continue to seek additional sources of capital, including debt and equity financing. However, there can be no assurances that such financing will be available or that it will be available upon terms advantageous to the Company. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES."

         RESULTS OF OPERATIONS

         During the fiscal year ended September 30, 1999, the Company realized a net loss of $1,734,517 on revenues of $2,210,771, compared to a net loss of $1,629,141 on revenues of $1,542,868 for the fiscal year ended September 30, 1998. This increase in net losses is attributable primarily to expenses relating to increased sales and marketing efforts in connection with the Company's new skin care brand, Celazome(TM), which was launched in October 1999 in the aesthetician market, clinical research studies, interest expense on a secured line of credit arrangement with Mr. Joseph S. Schuchert, Jr. and legal fees relating to the Dermik Laboratories, Inc. lawsuit. See "ITEM 3 - LEGAL PROCEEDINGS."

         Revenues for fiscal 1999 of $2,210,771 represented an increase of $667,903 or 43.3% from revenues of $1,542,868 during fiscal 1998. The increase in revenues was a result, primarily, of the introduction of a new ultra sunscreen containing Parsol 1789 in northern Europe, telemarketing efforts of the Company's LyphaZome(R) brand to the podiatrists' market and the introduction of a new pediatric sunscreen and a sunscreen containing Parsol 1789 in the Company's LyphaZome(R) brand to the professional market.

         During the fiscal year ended September 30, 1999, the Company incurred operating expenses of $2,839,641, a 19.9% increase over operating expenses of $2,367,857 for the prior year ending September 30, 1998. This increase in expenses was primarily due to increased sales and marketing efforts relating to existing and new markets, research and development relating to new projects and formulations, and legal fees relating to Dermik Laboratories, Inc. lawsuit.

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

         As a result of such significant increase in marketing costs and legal fees, which were not offset by sales revenues, the Company had substantially utilized its working capital resources by December 1998. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The Credit Agreement provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which is due on the earlier of December 31, 2000, 180 days from written demand of Mr. Schuchert as lender or upon an event of default under the agreement. The line of credit bears interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the Wall Street Journal, plus 1-1/2% or (ii) 9%, which is payable monthly or may be accrued. The facility is secured by all of the assets of the Company (subject to any existing liens). The facility is subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As of December 22, 1999, the Company had $1,500,000 outstanding under this facility plus accrued interest of $83,978 as of November 30, 1999. The proceeds of the loan have been utilized to fund operations and to pay legal fees in connection with the Dermik lawsuit. Under the terms of the warrant granted in connection with the Credit Agreement, Mr. Schuchert is entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility and 1.6 shares of Common Stock for each dollar of accrued interest that is unpaid when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. As of December 22, 1999, Mr. Schuchert is entitled to purchase an aggregate of 2,534,364 shares of Common Stock upon the exercise of such warrant.

         As of September 30, 1999, the Company had working capital of $385,464, a decrease of $259,740 from the level of working capital of $645,204 as of September 30, 1998. The decrease in working capital is primarily attributable to increased expenses associated with sales and marketing efforts relating to existing and new markets, research and development relating to new projects and formulations, legal fees relating to Dermik Laboratories, Inc. lawsuit and financial software to comply with Y2K. As a result of such increased expenditures, which were not offset by sales revenues, the Company substantially utilized its working capital resources by October 1999. In order to provide working capital in the near term, the Company obtained short term unsecured loans, consisting of $5,000 from Mr. Gerald T. Simmons, the Company's President, and $15,000 from John C. Walsh, a Director of the Company. In addition, Mr. Schuchert, a Director of the Company, made advances to the Company as an additional unsecured demand loan, the terms of which have not been finalized. As of December 22, 1999, the outstanding principal balance of this demand loan was $410,000. Given the limited financial resources of the Company, the Company recently instituted a program to curtail operating expenses pending the securing of additional financing. Based upon the Company's current budget guidelines, management believes that the Company has sufficient capital to enable the Company to meet its anticipated operating expenses through January 31, 2000. If the Company does not secure additional financing in the immediate term it will not be able to continue as a going concern and it will suspend operations. While Mr. Schuchert has indicated that he may provide the Company with a line of credit of up to $1,000,000 in the aggregate, the Company has not entered into any written commitment for a loan agreement with Mr. Schuchert to that effect. There can be no assurances that such financing will be available or that it will be available upon terms advantageous to the Company. Notwithstanding potential loan from Mr. Schuchert, the Company is in the process of pursuing additional sources of capital, including debt and equity financing. Failure to obtain such additional financing or the earlier termination of the financing arrangements with Mr. Schuchert would cause the Company to suspend operations.

         During fiscal 1999, the Company's other principal sources of working capital were derived from revenues, royalties, the litigation settlement with Dermik Laboratories, Inc., and a $100,000 line of credit from First Union National Bank of Florida ("First Union"). The Company terminated its line of credit in February 1999 in connection with the termination of Mr. Walsh's personal guarantee of such line of credit.

         YEAR 2000 COMPLIANCE

         As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the year 2000 and beyond. In connection with its ongoing information system management efforts, financial and operation systems have been assessed, and detailed plans have been developed and are being implemented to make the necessary modifications to ensure year 2000 compliance. During July 1999, the Company purchased software necessary to comply with Y2K. The financial impact of making the required system changes for year 2000 compliance did not have a material effect on the Company's financial statements.

         EFFECTS OF INFLATION

         The Company does not expect inflation to materially effect its results of operations, however, it does expect that its operating costs and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

ITEM 7

         FINANCIAL STATEMENTS

         Financial statements are included under Item 13(A) and may be found at pages F-1 through F-19.

ITEM 8

         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9

         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         A.       IDENTIFICATION OF EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to each of the executive officers and directors of the Company. Each of the directors named below will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified.

Name                            Age        Position(s) Held
----                            ---        ----------------
Gerald T. Simmons               55         Chief Executive Officer and President

James E. Fuchs                  72         Secretary and Director

Joseph S. Schuchert, Jr.        69         Chairman and Director

Dr. Christopher Brown           46         Director

Carol Rae                       53         Director

John C. Walsh                   59         Director

         B.       BUSINESS EXPERIENCE

GERALD T. SIMMONS

         Mr. Simmons has served as Chief Executive Officer and President since December 1, 1998. He most recently held the position of President, Chief Executive Officer and Director of MantiCore Pharmaceuticals, Inc., a development stage drug delivery company from December 1996 to December 1998. Prior to MantiCore, Mr. Simmons was President, Chief Executive Officer and Director of Cellegy Pharmaceuticals, Inc. (NASDAQ-CLGY), a dermatology and drug delivery company from

December 1992 to January 1996. Prior to senior business development assignments with two biotechnology companies, Mr. Simmons was employed by Schering-Plough Corp. as Director of Marketing for OTC consumer products and as Vice President, New Ventures with responsibility for new product development as well as mergers and acquisitions for consumer operations. Mr. Simmons is a Director of MantiCore Pharmaceuticals, Inc. He received his MBA from the University of Buffalo and a BA from Canisius College.

JAMES E. FUCHS

         Mr. Fuchs has been a member of the Company's Board of Directors since November 1990 and assumed the office of Treasurer of the Company in April 1992. Mr. Fuchs is Chairman and Chief Executive Officer of The Grenfox Group, Inc., a company in the business of developing environmentally friendly products for the ink and coatings market. He was Chairman and Chief Executive Officer of Fuchs, Cuthrell & Co., Inc., an international human resources consulting firm specializing in corporate executive outplacement and post-career planning from 1970 to 1994. Among the executive positions he has held are managerial and account executive positions for the National Broadcasting Company; Vice President and Senior Corporate Marketing Officer of Curtis Publishing Company; Vice President, Marketing and Communications, and Director of Mutual Broadcasting Systems; President and Director of Mutual Sports, Inc., and Senior Vice President, Marketing, and a Director for a specialized executive consulting firm. From 1982 through 1996, Mr. Fuchs was Chairman and, since 1997, has been Executive Director of the Silver Shields Foundation, which supports the education of children and widows of New York/New Jersey area law enforcement officers and firefighters that are killed in the line of duty. Mr. Fuchs is a Yale graduate and a two-time U.S. Olympic medallist and gold medallist in the shot put and discus in the first Pan American Games. He is a member of the Board of Directors of the United States Olympic Committee.

JOSEPH S. SCHUCHERT, JR.

         Mr. Schuchert has been a member of the Company's Board of Directors since July 1997 and was appointed Chairman in June, 1999. He is Chairman and co-founder of Kelso & Company, Inc., one of the oldest and most established firms specializing in private equity investing and in leveraged acquisitions. Mr. Schuchert received a BS in electrical engineering from Carnegie Mellon University and an LLB from the University of Pittsburgh Law School. Mr. Schuchert serves as a Trustee at Carnegie Melon University of Pittsburgh Law School. Mr. Schuchert serves as a Trustee at Carnegie Mellon University and is a member of the Board of Directors of American Standard, Inc., Earle M. Jorgensen Company and the United States Chamber of Commerce.

DR. CHRISTOPHER BROWN

         Dr. Brown has been a member of the Company's Board of Directors since July 1997. Dr. Brown is board certified in both internal medicine and infectious diseases and currently practices internal medicine in Sheridan, Wyoming. Dr. Brown also consults for Eaglestone Capital, a private equity group, with responsibilities including the evaluation of medical and biotechnology companies with investment potential. Previously, Dr. Brown was employed at the National Institutes of Health (NIH) in Bethesda, Maryland, for ten years, where he was involved in basic and clinical research in HIV immunology as well as neutrophil biology.

CAROL RAE

         Ms. Rae has been a member of the Company's Board of Directors since December 11, 1997. Ms. Rae is President and Chief Executive Officer of Integrated Media and Marketing, LLC, a multi-media production and marketing company based in Rapid City, South Dakota. Ms. Rae also serves as President of MedVal Technologies International, Inc., a manufacturer of orthopedic splints headquartered in Rapid City, South Dakota. Between 1989 and 1995, she was President and Chief Executive Officer of Magnum Diamond Corporation of Rapid City, South Dakota, a manufacturer of ophthalmic surgical instruments. Ms. Rae currently serves as a Director for Homestake Mining Company based in San Francisco and also serves as a Director of Van Koevering Company of Des Moines, Iowa.

JOHN C. WALSH

         John C. Walsh was the President, Chief Executive Officer from 1992 until his resignation as of December 1, 1998. He has continued to serve as a director of the Company, a position he as held since 1992. From 1989 to 1992, Mr. Walsh was an investor in several private business interests. Prior to 1989, Mr. Walsh held various positions with Merck & Co., Inc., a leading international pharmaceutical company, for over twenty years. Among the positions held, Mr. Walsh served as Senior Vice-President, Europe, with responsibility for operations representing approximately 25% of Merck's business, and as Vice-President, Latin-America with responsibility for regional operations. He served as Managing Director of Merck, Sharpe & Dohme, Brazil and Merck, Sharpe & Dohme, Venezuela, subsidiaries of Merck. Mr. Walsh holds a Bachelor of Science Degree from Villanova University and is a Certified Public Accountant.

         BOARD OF DIRECTORS; AUDIT COMMITTEE

         The Board of Directors held four meetings during fiscal 1999. The Company has an Audit Committee of the Board of Directors which was created at a meeting of the Board of Directors on October 9, 1997. The Committee consists of Mr. Fuchs, Mr. Schuchert and Ms. Rae. The Audit Committee is the Company's principal liaison with the Company's independent auditors and is primarily responsible for the review of accounting procedures and methods employed in connection with the Company's audit programs and related management policies. During fiscal 1999 the Audit Committee held no meetings. The Board of Directors has no other committees.

         DIRECTORS' COMPENSATION

         The Company has a policy of not granting fees to directors who attend a regularly scheduled or special meeting of its Board of Directors. However, the Company may reimburse out-of-state directors for their cost of travel and lodging to attend such meetings.

         As of September 23, 1999, the Company granted to each of Dr. Brown, Mr. Fuchs, Ms. Rae, Mr. Schuchert, Jr. and Mr. Walsh, Directors of the Company, stock options to purchase 24,000 shares of Common Stock under the 1998 Plan at an exercise price of $.625 per share with an expiration date of September 23, 2004. The options vest 25% per year for a period of 4 years commencing September 23, 2000. In addition, for years of past service, each of Mr. Fuchs and Ms. Rae were granted options to purchase 24,000 shares of Common Stock under the 1998 Plan at an exercise price of $.625 per share with the options expiring as of September 23, 2004.

         INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         None.

         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 1999, all Reporting Persons timely complied with all filing requirements applicable to them, except (i) a Form 3 for Mr. Simmons, (ii) Form 4's relating to the grant of options to Messrs. Brown, Fuch, Walsh and Schuchert, and Ms. Rae, and (iii) a Form 4 relating to the number of shares of Common Stock by Ms. Rae.

ITEM 10

         EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                               Long Term
                                 Annual Compensation                                         Compensation
----------------------------------------------------------------------------------         ----------------
                                           Fiscal Year
                                              Ended
Name and Principal Position                September 30    Salary ($)    Bonus ($)         Options/SARS (#)
---------------------------                ------------    ----------    ---------         ----------------
Gerald T. Simmons(1)                          1999          $104,500       $5,000             344,744(4)
Chief Executive Officer and President         1998            -0-            -0-                 -0-
                                              1997            -0-            -0-                 -0-

John C. Walsh(2) (3)                          1999          $130,962         -0-               24,000(5)
Director, Former Chairman, Chief              1998          $181,731         -0-                 -0-
Executive Officer and President               1997          $118,269         -0-                 -0-

(1) As of December 1, 1998, Mr. Simmons was appointed Chief Executive Officer and President pursuant to an employment agreement. SEE "EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL."

(2) Mr. Walsh resigned from his position as Chief Executive Officer and President on December 1, 1998, but remains as a Company Director. As part of his severance arrangement, Mr. Walsh received full salary and accompanying benefits through August 3, 1999. SEE "ITEM - 12 CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS."

(3) Pursuant to the Company's Plan of Reorganization, Mr. Walsh was entitled to receive aggregate payments of $21,615 payable commencing February 1996 and ending August 1998 as accrued and unpaid salary and expenses. As of September 30, 1998, the obligation was satisfied in full.

(4) Represents options to purchase Common Stock granted as of December 8, 1998, as adjusted as of September 30, 1999 for certain anti-dilution provisions pursuant to Mr. Simmons' employment agreement. The options have an exercise price of $.56 per share and a term expiring on December 8, 2003. The options vested 20% as of the date of grant with the balance vesting 20% on each anniversary of the date of grant.

(5) Represents options to purchase Common Stock granted as of September 23, 1999. The options have an exercise price of $.625 per share. The options vest 25% per year over a period of 4 years, and expire on September 23, 2004.

OPTION/SAR GRANTS TABLE

                    Option/SAR Grants in the Last Fiscal Year

                                Individual Grants

                                                                    % of Total
                                                                   Options/SARs
                                                                    Granted to      Exercise or
                                    Fiscal     Options/SARs        Employees in      Base Price
       Name                          Year       Granted (#)        Fiscal Year         ($/Sh)       Expiration Date
       ----                         ------     ------------        ------------     -----------     ---------------
Gerald T. Simmons                    1999       344,744(1)            64.3%            $   .56        12/08/2003
Chief Executive Officer and
President

John C. Walsh
Director, Former Chairman,           1999        24,000(2)             0.0%(3)         $   .625        9/23/2004
Chief Executive Officer and
President

(1) Represents options to purchase Common Stock granted as of December 8, 1998, as adjusted as of September 30, 1999 for certain anti-dilution provisions pursuant to Mr. Simmons' employment agreement. The options have an exercise price of $.56 per share and a term expiring on December 8, 2003. The options vested 20% as of the date of grant with the balance vesting 20% on each anniversary of the date of grant.

(2) Represents options to purchase Common Stock granted as of September 23, 1999. The options vest 25% per year over a period of 4 years commencing on the first anniversary of the date of grant.

(3) Options to purchase Common Stock granted after Mr. Walsh resigned from his position as Chief Executive Officer and President on December 1, 1998.

OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE


              Aggregated Options/SAR Exercises in Last Fiscal Year
                           and FY-End Option/SAR Value

                                                                                                              Value of
                                                                                       Number of             Unexercised
                                                                                      Unexercised           In-the-Money
                                                                                    Options/SARs at        Options/SARs at
                                                                                       FY-End (#)           FY-End ($)(1)
                                                                                    ---------------        ---------------
                                                        Shares          Value
                                          Fiscal     Acquired on       Realized      Exercisable/            Exercisable/
       Name                                Year      Exercise (#)        ($)        Unexercisable           Unexercisable
       ----                               ------     ------------      --------     -------------           -------------
Gerald T. Simmons                          1999          -0-             -0-      (E)68,948/(U)275,796       (E)$0/(U)$0
Chief Executive Officer and
President

John C. Walsh                              1999          -0-             -0-      (E)0/(U)24,000             (E)$0/(U)$0
Director, Former Chairman, Chief
Executive Officer and President

(1) Based upon the closing price of the Company's Common Stock of $.375 per share as reported on the NASDAQ OTC Bulletin Board as of September 30, 1999.

         EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL

         As of December 1, 1998, the Company entered into an Employment Agreement with Mr. Gerald T. Simmons to serve as President and Chief Executive Officer of the Company. Mr. Simmons is provided with an annual salary of $130,000. The Agreement provides for a term of one year with successive year-to-year renewals unless either party shall elect not to renew upon thirty days prior written notice. The Agreement contains a non-competition and non-solicitation provision that survives his actual employment for a term of two years. Mr. Simmons was also granted options to purchase 173,121 shares of Common Stock (5% of the outstanding Common Stock of the Company including outstanding options, warrants and convertible securities) at an exercise price of $.56 per share. The options are subject to adjustment pursuant to certain anti-dilution protection provisions for securities issued by the Company prior to December 31, 1999, including the outstanding Series A Convertible Preferred Stock held by Holdings and any securities issued by the Company in connection with any debt funded by Eaglestone Capital or any of its affiliates. Provided that Mr. Simmons continues to be employed by the Company, the options vest 20% each year commencing on the date of grant. All options vest in the event of a change in control of the Company as set forth in the Agreement. As of December 22, 1999, Mr. Simmons has options to purchase 348,231 shares of Common Stock of which approximately 40% are vested.

         The Agreement also provides Mr. Simmons with various benefits including medical, dental, life and disability insurance and reimbursement of expenses including up to $6,000 per month of commuting expenses during the initial six months of the Agreement and certain relocation expenses thereafter, as applicable.

         STOCK OPTIONS

         As of December 8, 1998, the Company adopted the "Fountain Pharmaceuticals, Inc. 1998 Stock Option Plan" (the "1998 Plan"). Nonqualified and incentive stock options may be granted under the 1998 Plan. The term of options granted under the 1998 Plan are fixed by the plan administrator provided, however, that the maximum option term may not exceed ten (10) years from the grant date and the exercise price per share may not be less than the fair market value per share of the Common Stock on the grant date. Under the 1998 Plan, all full-time employees of the Company or its subsidiaries, including those who are officers and directors, non-employee directors and consultants are eligible to receive options pursuant to the 1998 Plan, if selected. Directors and consultants are also eligible. The 1998 Plan provides for the authority to issue options covering up to 750,000 shares of the Company's Common Stock; provided, however, that option to purchase no more than 500,000 shares shall be granted to any one participant.

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

         As of December 22, 1999 the Company had options to purchase 735,231 shares of Common Stock outstanding under the 1998 Plan to directors and employees at exercise prices of $.56 to .625 per share. See "EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL."

ITEM 11

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 22, 1999, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock and Class B Common Stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon the total number of shares of Common Stock and Class B Common Stock outstanding and alternatively calculated based upon the percentage voting power allocated to such share ownership taking into account the disproportionate voting rights attributed to the Class B Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.

                                                    Amount of                 Percent of             Percent of
         Name and Address                    Beneficial Ownership(1)     Beneficial Ownership      Voting Power(3)
         ----------------                    -----------------------     --------------------      ---------------
Gerald T. Simmons
7279 Bryan Dairy Road                                138,787(2)                 5.5%                    5.5%
Largo, FL 33777

James Fuchs                                           49,000(4)                 2.0%                    2.0%
565 Park Avenue
New York, NY 10021

Dr. Christopher Brown                                 12,218(5)                  *                       *
240 Keystone Road
Sheridan, WY 82801

Carol Rae                                             26,500(6)                 1.1%                    1.1%
13117 North Creekview Road
Rapid City, SD 57702

Joseph S. Schuchert, Jr                            3,800,767(7)                61.5%                   61.4%(8)
Fountain Holdings, LLC
c/o Eaglestone Capital Services, Inc.
400 Oceangate, Suite 1125
Long Beach, CA 90802

John C. Walsh                                      1,251,100(9)                52.6%                   52.2%
9 North Pelican Drive
Avalon, NJ 08202

All Directors and Officers as a Group              5,278,372                   82.6%                   82.4%
(6 Persons)

----------
* Represents less than 1%

(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire within 60 days through the exercise of warrants or the conversion of Preferred Stock pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the Securities Exchange Act of 1934. Also reflects 2,380,301 shares of the Company's Common Stock (including Class B Common Stock) outstanding as of December 22, 1999.

(2) Does not include Common Stock options to purchase 209,444 shares at an exercise price of $.56 per share which was granted December 8, 1998, but which have not vested.

(3) This column takes into account the disproportionate voting rights granted to the holders of the Class B Common Stock. Holders of Class B Common Stock are entitled to five (5) votes for every share held.

(4) Includes 25,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.56 per share and 24,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.625 per share. Does not include Common Stock options to purchase 24,000 shares at an exercise price of $.625 per share which were granted September 23, 1999 and which have not vested.

(5) Includes 1,363 shares of Common Stock held by Dr. Brown's spouse, Elizabeth G. Brown, and 3,196 shares of Common Stock held by Dr. Brown as custodian for his children.

(6) Includes 24,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.625 per share. Does not include Common Stock options to purchase 24,000 shares at an exercise price of $.625 per share which were granted September 23, 1999 and which have not vested.

(7) Includes 1,264,151 shares of Common Stock and 2,252 shares of Class B Common Stock issuable upon conversion of the Preferred Stock held by Holdings. Holdings is held 50% by Mr. Schuchert and 50% by his spouse, Ms. Karalyn R. Schuchert. Mr. Schuchert is the managing member of Holdings. Also includes 2,534,364 shares of Common Stock issuable upon the exercise of a Common Stock purchase warrant at an exercise price of $.65 per share.

(8) Assumes the conversion of the Preferred Stock into shares of Common Stock and Class B Common Stock. See "VOTING RIGHTS OF PREFERRED STOCK."

(9) Does not include Common Stock options to purchase 24,000 shares at an exercise price of $.625 per share which were granted September 23, 1999 and which have not vested.

         VOTING RIGHTS OF PREFERRED STOCK

         As of December 5, 1997, there are 2,000,000 shares of Preferred Stock, $.001 par value per share, authorized and outstanding, all of which is held by Holdings. Prior to the conversion of the Preferred Stock, the holders of the Preferred Stock are entitled to the number of votes to be cast by the holders of all of the then issued and outstanding Common Stock and Class B Common Stock plus seven (7) votes in all elections of directors, which enables such holders to elect a majority of the Board of Directors. In all other matters presented to stockholders for a vote, whether required by applicable corporate law or otherwise, the holders of Preferred Stock vote as a class and no vote of the stockholders will be effective without the approval of the holders of a majority of the shares of the Preferred Stock. Dr. Christopher Brown, Mr. Joseph S. Schuchert, Jr. and Ms. Carol Rae were appointed to the Board of Directors as nominees of Holdings. As of December 22, 1999, the shares of Preferred Stock are convertible into approximately 1,264,151 shares of Common Stock and 2,252 shares of Class B Common Stock.

ITEM 12

         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         EMPLOYMENT ARRANGEMENT

         As of December 1, 1998, the Company entered into an employment agreement with Mr. Simmons, to serve as Chief Executive Officer and President of the Company. See "ITEM 10 - EXECUTIVE COMPENSATION - EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL."

         LINE OF CREDIT AGREEMENT AND GRANT OF WARRANT

         As of December 31, 1998, the Company entered into a credit arrangement with Mr. Schuchert. The Credit Agreement provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which is due on the earlier of December 31, 2000, 180 days from written demand of the lender or upon an event of default under the agreement. As of December 22, 1999, the Company had $1,500,000 plus accrued interest as of November 30, 1999 of $83,978 outstanding under this facility. Under the terms of the warrant granted to Mr. Schuchert in connection with the Credit Agreement, Mr. Schuchert is entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility at a purchase price of $.65 per share with an expiration date of December 31, 2003. As of December 22, 1999, Mr. Schuchert is entitled to purchase an aggregate of 2,534,364 shares of Common Stock upon the exercise of such warrant. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY OF CAPITAL RESOURCES."

         GRANT OF OPTIONS TO DIRECTORS

         As of December 8, 1998, the Company granted to Mr. Fuchs, a director, stock options to purchase 25,000 shares of Common Stock under the 1998 Plan at $.56 per share with an expiration date of December 20, 2003, subject to the surrender of 25,000 outstanding warrants.

         As of September 23, 1999, the Company granted to each of Dr. Brown, Mr. Fuchs, Ms. Rae, Mr. Schuchert, Jr. and Mr. Walsh, Directors of the Company, stock options to purchase 24,000 shares of Common Stock under the 1998 Plan at an exercise price of $.625 per share with an expiration date of September 23, 2004. The options vest 25% per year for a period of 4 years commencing September 23, 2000. In addition, for years of past service, each of Mr. Fuchs and Ms. Rae were granted options to purchase 24,000 shares of Common Stock under the 1998 Plan at an exercise price of $.625 per share with the options expiring as of September 23, 2004.

         SEVERANCE ARRANGEMENT

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

         PAYMENT OF ACCRUED SALARY AND EXPENSES

         In accordance with the Company's Plan of Reorganization, Mr. Walsh received from the Company $21,615 payable commencing February 1996 and ending August 1998 as unpaid salary and expenses that were accrued during the period from October 1994 through November 1994. See "ITEM 10 - EXECUTIVE COMPENSATION."

         LINE OF CREDIT GUARANTY

         The line of credit obtained by the Company with First Union National Bank of Florida on October 17, 1996, was secured by the Company's accounts receivable and inventory, and was further secured by an unconditional guaranty by Mr. Walsh, the Company's former Chairman of the Board and now a Director. During fiscal 1999, all obligations under this line of credit were paid in full and the Company terminated the line of credit. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES."

         LOANS FROM AFFILIATES

         Subsequent to fiscal 1999, the Company obtained short term unsecured loans, consisting of $5,000 from Mr. Gerald T. Simmons, the Company's President and $15,000 from Mr. John C. Walsh, a Director of the Company at an interest rate of 10.25% per annum. As of December 22, 1999, the principal balance of the loan from Mr. Simmons was $0 and the principal balance of the loan from Mr. Walsh was $15,000. In addition, during the first quarter of fiscal 2000 Mr. Schuchert made advances to the Company as an additional unsecured demand loan, the terms of which have not been finalized. As of December 22, 1999, the outstanding principal balance of this demand loan was $410,000. (See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES."

ITEM 13

         EXHIBITS, LIST AND REPORTS ON FORM 8-K

A.       Financial Statements filed as part of this Report: Page Reference

Report of Independent Auditors on Financial                         F-1
Statements of Fountain Pharmaceuticals, Inc.

Balance Sheet as of September 30, 1999                              F-2

Statements of Operations for the years ended                        F-3
September 30, 1999 and 1998

Statements of Stockholders' Deficit for the years ended             F-4
September 30, 1999 and 1998

Statements of Cash Flows for the years ended                       F-5 thru F-6
September 30, 1999 and 1998

Notes to Financial Statements of Fountain                          F-7 thru F-19
Pharmaceuticals, Inc. for the years ended
September 30, 1999 and 1998

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

4.6 Warrant Agreement dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 ("1998 10-KSB"))

10.1              Transfer of Technology Agreement (Incorporated by reference to
                  Exhibit 10.3 of the Form S-1)

10.2 Fountain Pharmaceuticals, Inc. 1998 Stock Option Plan (Incorporated by reference to the Registrant's Information Statement filed with the Securities and Exchange Commission as of July 1, 1999)

10.3 Stock Purchase and Subscription Agreement between the Registrant and Fountain Holdings, LLC, dated July 11, 1997 (Incorporated by reference to Exhibit 10.4 to the July 1997 Form 8-K)

10.4              Employment Agreement by and between the Registrant and Gerald
                  T. Simmons dated December 1, 1998 (Incorporated by reference to Exhibit 10.5 to the Registrant's 1998 10-KSB)

10.5 Credit and Security Agreement dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (Incorporated by reference to Exhibit 10.6 to the Registrant's 1998 10-KSB)

10.6 Promissory Note dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (Incorporated by reference to
                  Exhibit 10.7 to the Registrant's 1998 10-KSB)

10.7 Patent, Trademark and License Mortgage Agreement dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (Incorporated by reference to Exhibit 10.8 to the Registrant's 1998 10-KSB)

10.8 Facility Lease Agreement as amended March 20, 1998 between the Registrant and Highwoods Properties/Florida Holdings, L.P./Highwoods Realty GP Corporation its Authorized Agent. (Incorporated by reference to Exhibit 10.9 to the Registrant's 1998 10-KSB)

10.9 Facility Sub-lease Agreement between the Registrant and Kenlee Precision Corporation. (Filed herewith)

10.10             Sub-License Agreement between the Registrant and Y.S.
                  Laboratories, Inc. dated May 27, 1999. (Filed herewith)

10.11             Consulting Agreement between the Registrant and Francis W.
                  Parnell, M.D. effective June 1, 1999. (Filed herewith)

10.12 Consulting Agreement between the Registrant and Diana Parnell, M.D. effective June 1, 1999. (Filed herewith)

27       Financial Data Schedule (Edgar format only)

D.       Reports on Form 8-K
         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of December, 1999.


                                FOUNTAIN PHARMACEUTICALS, INC.


                                By: /s/ Gerald T. Simmons
                                    --------------------------------------------
                                    Gerald T. Simmons, President and
                                    Chief Executive Officer
                                    (Principal Executive and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Directors                           Title                        Date
---------                           -----                        ----
/s/ Joseph S. Schuchert, Jr.        Chairman and Director        December 29, 1999
----------------------------
Joseph S. Schuchert, Jr.


/s/ James E. Fuchs                  Secretary and Director       December 29, 1999
----------------------------
James E. Fuchs


/s/ John C. Walsh                   Director                     December 29, 1999
----------------------------
John C. Walsh


/s/ Dr. Christopher Brown           Director                     December 29, 1999
----------------------------
Dr. Christopher Brown


/s/ Carol A. Rae                    Director                     December 29, 1999
----------------------------
Carol A. Rae

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Auditors on Financial                                  F-1
Statements of Fountain Pharmaceuticals, Inc.

Balance Sheet as of September 30, 1999                                       F-2

Statements of Operations for the years ended                                 F-3
September 30, 1999 and 1998

Statements of Stockholders' Deficit for the                                  F-4
years ended September 30, 1999 and 1998

Statements of Cash Flows for the years ended                                 F-5
September 30, 1999 and 1998

Notes to Financial Statements of Fountain                                    F-7
Pharmaceuticals, Inc. for the years ended
September 30, 1999 and 1998

                          Independent Auditors' Report

Board of Directors
Fountain Pharmaceuticals, Inc.
Largo, Florida

We have audited the accompanying balance sheet of Fountain Pharmaceuticals, Inc. (the "Company"), as of September 30, 1999, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Fountain Pharmaceuticals, Inc., as of September 30, 1999, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /S/ AIDMAN, PISER & COMPANY, P.A.




November 9, 1999, except for Note 1 for which the date is December 16, 1999 Tampa, Florida

                         FOUNTAIN PHARMACEUTICALS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1999

                                     ASSETS
Current assets:
   Cash and cash equivalents                                           $    176,998
   Accounts receivable, net of allowance for
     uncollectible accounts of $17,450                                       97,219
   Inventories                                                              427,616
   Prepaid expenses                                                          75,406
                                                                       ------------
     Total current assets                                                   777,239

Property and equipment, net                                                 123,279
Patent costs, less accumulated amortization
   of $35,993                                                               144,395
Other assets                                                                  9,646
                                                                       ------------

                                                                       $  1,054,559
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                               $    316,285
   Accrued interest                                                          59,422
   Current maturities of long-term debt                                      16,068
                                                                       ------------
     Total current liabilities                                              391,775

Long-term debt, less current maturities                                      31,609

Note payable, related party                                               1,500,000
                                                                       ------------
     Total liabilities                                                    1,923,384
                                                                       ------------

Commitments                                                                    --

Stockholders' deficit:
   Series A preferred stock, par value $.001, 2,000,000 shares authorized, issued and outstanding
       (liquidation preference $2,498,000 in excess of par)                   2,000
   Common stock, par value $.001, 50,000,000
     shares authorized; 2,375,796 issued and outstanding                      2,376
   Class B common stock; par value $.001, 5,000,000 shares
     authorized; 4,505 shares issued and outstanding                              5
   Additional paid-in capital                                            17,077,127
   Accumulated deficit                                                  (17,950,333)
                                                                       ------------
     Total stockholders' deficit                                           (868,825)
                                                                       ------------

                                                                       $  1,054,559
                                                                       ============


                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                1999                 1998
                                                            -----------          -----------
Revenue                                                     $ 2,210,771          $ 1,542,868

Cost of sales                                                 1,281,100              867,568
                                                            -----------          -----------

Gross profit                                                    929,671              675,300
                                                            -----------          -----------

Operating expenses:
   Research and development                                     412,890              394,174
   General and administrative                                 1,017,641              574,601
   Selling                                                    1,372,682            1,374,916
   Depreciation and amortization                                 36,428               24,166
                                                            -----------          -----------

                                                              2,839,641            2,367,857
                                                            -----------          -----------

Loss from operations                                         (1,909,970)          (1,692,557)
                                                            -----------          -----------

Other income (expenses):
   Interest income                                                8,179               86,249
   Interest expense                                             (67,154)             (10,521)
   Other income (expense)                                       234,428              (12,312)
                                                            -----------          -----------
                                                                175,453               63,416
                                                            -----------          -----------

Loss before income taxes                                     (1,734,517)          (1,629,141)

Income taxes                                                       --                   --
                                                            -----------          -----------

Net loss                                                    $(1,734,517)         $(1,629,141)
                                                            ===========          ===========

Basic and diluted net loss per common share                 $      (.73)         $      (.68)
                                                            ===========          ===========

Weighted average basic number of shares outstanding           2,380,301            2,380,301
                                                            ===========          ===========


                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                            Class B
                                    Common Stock          Common Stock       Preferred Stock     Additional
                               ---------------------   -----------------  --------------------     Paid-in      Accumulated
                                 Shares       Amount   Shares     Amount    Shares      Amount     Capital        Deficit
                               ---------     -------   ------     ------  ---------    -------  ------------   ------------
Balances,
   October 1, 1997             2,375,808     $ 2,376    4,505     $    5  2,000,000    $ 2,000  $ 17,056,449   $(14,586,675)

Repurchase of treasury
   stock                             (12)

Net loss for
   the year                         --          --       --         --         --         --            --       (1,629,141)
                               ---------     -------    -----     ------  ---------    -------  ------------   ------------

Balances,
   September 30, 1998          2,375,796       2,376    4,505          5  2,000,000      2,000    17,056,449    (16,215,816)

Retirement of treasury
   stock                            --          --       --         --         --         --             (24)          --

Options and warrants issued
   to directors for services        --          --       --         --         --         --          20,702           --

Net loss for the year               --          --       --         --         --         --            --       (1,734,517)
                               ---------     -------    -----     ------  ---------    -------  ------------   ------------

Balances,
   September 30, 1999          2,375,796     $ 2,376    4,505     $    5  2,000,000    $ 2,000  $ 17,077,127   $(17,950,333)
                               =========     =======    =====     ======  =========    =======  ============   ============


                                     Treasury
                                       Stock
                                 -----------------
                                 Shares     Amount         Total
                                 ------     ------     ------------
Balances,
   October 1, 1997                 --       $ --       $  2,474,155

Repurchase of treasury
   stock                             12        (24)             (24)

Net loss for
   the year                        --         --         (1,629,141)
                                   ----     ------     ------------

Balances,
   September 30, 1998                12        (24)         844,990

Retirement of treasury
   stock                            (12)        24             --

Options and warrants issued
   to directors for services       --         --             20,702

Net loss for the year              --         --         (1,734,517)
                                   ----     ------     ------------

Balances,
   September 30, 1999              --       $ --       $   (868,825)
                                   ====     ======     ============


                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                             1999            1998
                                                         -----------     -----------
Cash flows from operating activities:
   Net loss                                              $(1,734,517)    $(1,629,141)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Expenses funded by issuance
         of options and warrants                              20,702            --
       Depreciation                                           27,140          15,214
       Amortization                                            9,288           8,952
       Loss on disposal of property and equipment              1,989            --
       Increase (decrease) in cash due to changes in:
         Accounts receivable                                 107,975         (96,176)
         Inventories                                        (232,376)        (99,562)
         Prepaid expenses                                    (42,683)         (1,363)
         Other assets                                         (3,051)            790
         Accounts payable and accrued expenses               152,736          99,567
                                                         -----------     -----------
Net cash used in operating activities                     (1,692,797)     (1,701,719)
                                                         -----------     -----------

Cash flows from investing activities:
   Deferred patent costs incurred                            (14,158)        (10,441)
   Acquisition of property and equipment                     (51,065)        (41,085)
                                                         -----------     -----------

Net cash used in investing activities                        (65,223)        (51,526)
                                                         -----------     -----------

Cash flows from financing activities:
   Repurchase of treasury stock                                 --               (24)
   Repayment of:
     Amounts not subject to compromise                        (2,584)        (29,469)
     Amounts subject to compromise                              --           (92,298)
   Proceeds from (repayment of) related party loan         1,500,000         (40,000)
   Payments on long-term debt                                (14,497)         (3,936)
                                                         -----------     -----------
Net cash provided by (used in) financing activities        1,482,919        (165,727)
                                                         -----------     -----------

Decrease in cash and cash equivalents                       (275,101)     (1,918,972)
Cash and cash equivalents,
   beginning of year                                         452,099       2,371,071
                                                         -----------     -----------

Cash and cash equivalents,
   end of year                                           $   176,998     $   452,099
                                                         ===========     ===========


                                   (Continued)

                         FOUNTAIN PHARMACEUTICALS, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Interest paid was $7,732 and $12,388 for the years ended September 30, 1999 and 1998, respectively.


      SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

During 1998, the Company obtained third party financing of $66,110 for the purchase of equipment.


                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of business:

         Fountain Pharmaceuticals, Inc. (the "Company"), incorporated in the State of Delaware on March 23, 1989, was organized to develop and commercialize certain proprietary compound encapsulation technologies for use in health care, agricultural, veterinary and consumer market items using technologies developed privately and assigned to the Company. These technologies involve development of man-made spheres composed of soybean lipids that are engineered to entrap pharmaceuticals or other biologically active molecules within the membranes of the soybean lipids, hence a compound delivery encapsulation system known as "Solvent Dilution Micro Carriers" ("SDMC's"). The SDMC's are principally intended for use in connection with dermal applications, solubilization of compounds, parenteral and oral formulations and non-pressurized aerosol preparations. Following several years of continued developmental efforts, the Company was able to secure patents on several aspects of its technologies in the United States and Europe and initiate certain marketing programs.

         The Company has developed a number of proprietary products utilizing its SDMC technologies. These include non-regulated consumer goods and dermatologic products consisting of sunscreens, lotions and moisturizers. These products have been marketed by the Company under the LyphaZome(R), Celazome(TM), Octazome(R), and Daylong(R) names and under other proprietary names of licensees. The Octazome(R) and Daylong(R) lines were discontinued in 1999.

         The principal source of the Company's current revenues are from sales of these products to distributors and royalties which are earned as the result of the subsequent sale of these products by the distributors.

         Management's plans regarding liquidity and capital resources:

         During 1999 and 1998 the Company substantially increased revenues but has continued to experience significant losses which were primarily caused by substantial selling expenses for new products which did not generate revenues to the extent expected and high general and administrative expense relative to sales levels. Additionally, the Company has continued to experience losses through the first quarter of fiscal 2000 (unaudited). The Company's losses have been historically funded by sales of capital stock and additional capital contributions.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Management's plans regarding liquidity and capital resources
         (continued):

         In order to provide working capital for fiscal 1999, the Company entered into a secured credit agreement with a director of the Company which provided for a two-year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As a result of additional costs associated with the development and marketing of two new product lines during fiscal 1999, the Company fully utilized the $1,500,000 line of credit and substantially all of its other cash resources. In order to maintain operations subsequent to September 30, 1999, the Company has obtained short term unsecured loans from its President and two directors of the Company aggregating $430,000. While one of the Company's directors has indicated that he may provide the Company with a line of credit of up to $1,000,000 in the aggregate, the Company has not entered into any written commitment or loan agreement to that effect. There can be no assurances that an agreement will be consummated or, if obtained, that the terms of such financing will be advantageous to the Company. If the Company does not secure additional financing in the immediate term the Company will likely not be able to continue as a going concern and will suspend operations pending receipt of such financing. Notwithstanding the potential loan from the director, the Company intends to continue to seek additional sources of capital, including debt and equity financing. However, there can be no assurances that such financing will be available or that it will be available upon terms advantageous to the Company.

         Chapter 11 reorganization:

         On November 30, 1994, the Company filed a voluntary petition for reorganization under Chapter 11 of Title II of the United States Code. The Reorganization Plan became effective on December 20, 1995 and on July 25, 1996 the U.S. Bankruptcy Court issued a final decree. At the date of the effectiveness of the Plan and thereafter, the Company continued to account for its assets at their historical cost basis (did not adopt "Fresh Start" accounting). The Company has repaid all prepetition liabilities (insofar as was provided for in the Reorganization Plan) at September 30, 1999.

         Inventories:

         Inventories are stated at the lower of cost or market. Cost is determined generally on a first-in, first-out method.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Property and equipment:

         Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years.

         Patent costs:

         Patent costs are deferred pending the outcome of patent applications including the appeals process. Successful patent costs are amortized over the legal life of the patent. Unsuccessful or abandoned patent costs are charged to expense when determined to be worthless.

         Advertising costs:

         The costs associated with producing and communicating advertising are expensed in the period incurred. Advertising costs were approximately $188,000 and $310,000 during 1999 and 1998, respectively.

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

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Stock-based compensation:

         The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock exceeds the exercise price of the option granted. The Company has adopted the disclosure provisions of Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation ("FAS 123"), which requires disclosure of compensation expense that would have been recognized if the fair-value based method of determining compensation had been used for all arrangements under which employees and others receive shares of stock or equity instruments. Stock-based compensation to non-employees is accounted for using the fair value based method.

         Net loss per share:

         Net loss per share was computed based on the weighted average number of shares outstanding during the periods presented.

         Diluted earnings per share is considered to be the same as basic earnings per share since the effect of the issuance of common stock options is anti-dilutive.

         New accounting pronouncements:

         During 1999, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

         SFAS 130 presents standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) including those currently required to be accounted for as direct charges or credits to the statement of stockholders' equity in a full set of general-purpose financial statements. Adoption of this standard had no significant impact on the Company. SFAS No. 131 requires that public companies report financial and descriptive information about its reportable operating segments, which are defined as those components that are evaluated regularly by the chief operating officer in determining resource allocations and performance assessments.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


2. MAJOR CUSTOMER INFORMATION, FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK:

         Major customer information:

         During the years ended September 30, 1999 and 1998 the Company derived revenues from two customers which individually exceeded 10 percent of total revenues as follows:

                                                     1999                1998
                                                  ----------          ----------
Customer 1 (European)                             $1,466,000          $  991,000
Customer 2 (European)                             $  428,000          $  227,000

         Approximately 52% of accounts receivable at September 30, 1999 was due from two customers.

         Total export revenues were approximately as follows:

                                                   1999                  1998
                                                ----------            ----------
Europe                                          $1,936,000            $1,266,000
South America                                       20,000                25,000
                                                ----------            ----------
                                                $1,956,000            $1,291,000
                                                ==========            ==========

         Fair value of financial instruments:

         All financial instruments are held or issued for purposes other than trading. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short maturity of those investments. The carrying amount of note payable, related party approximates the fair value based on current market rates offered to the Company.

         Concentrations of credit risk:

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable and cash and cash equivalents. Cash and cash equivalents include $60,000 in variable rate demand (par put) bonds.

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

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


3.       BUSINESS SEGMENT INFORMATION:

         The Company has operations classified as two business segments: 1) domestic sales of dermatologic products, and 2) international sales of dermatologic products to distributors and the sale of the rights to the Company's technology. The "domestic" category is an aggregation of the LyphaZome(R), Celazome(TM), Octazome(R), and Daylong(R) product lines. The "all other" category relates to new business and unlaunched product lines that did not generate any revenue. There were no significant intersegment sales or transfers during 1999 or 1998.

         Summarized financial information by business segment for 1999 and 1998 is as follows:

                                                          1999
                        --------------------------------------------------------------------------
                         Corporate        Domestic     International       Other          Total
                         ---------        --------     -------------       -----          -----
Total revenue           $      --       $   254,548     $ 1,956,223    $      --       $ 2,210,771
                                                                                       ===========

Cost of sales                  --           160,348       1,120,752           --       $ 1,281,100
                                                                                       ===========

Income (loss) before
  income taxes           (1,540,380)       (641,346)        731,774       (284,565)    $(1,734,517)
                                                                                       ===========

Total assets(1)           1,054,559            --              --             --       $ 1,054,559
                                                                                       ===========

Depreciation and
  amortization(1)            36,428            --              --             --       $    36,428
                                                                                       ===========

Capital
  expenditures(1)            51,065            --              --             --       $    51,065
                                                                                       ===========

                                                         1998
                        ---------------------------------------------------------------------
                         Corporate        Domestic     International   Other         Total
                         ---------        --------     -------------   -----         -----
Total revenue           $      --       $   252,018     $ 1,290,850    $  --      $ 1,542,868
                                                                                  ===========

Cost of sales                  --           144,255         723,313       --      $   867,568
                                                                                  ===========

Income (loss) before
  income taxes           (1,267,153)       (929,525)        567,537       --      $(1,629,141)
                                                                                  ===========

Total assets(1)           1,132,719            --              --         --      $ 1,132,719
                                                                                  ===========

Depreciation and
  Amortization(1)            24,166            --              --         --      $    24,166
                                                                                  ===========

Capital
  Expenditures(1)            41,085            --              --         --      $    41,085
                                                                                  ===========

(1) The Company does not allocate assets, depreciation and amortization or capital expenditures by segment for internal purposes.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


4.       INVENTORIES:

         Inventories at September 30, 1999 consist of the following:

Raw materials                                                         $ 148,945
Finished goods                                                          332,671
Less allowance for obsolescence                                         (54,000)
                                                                      ---------
                                                                      $ 427,616
                                                                      =========

5.       PROPERTY AND EQUIPMENT:

         Property and equipment at September 30, 1999 consists of the following:

Machinery and equipment                                               $ 193,632
Office equipment                                                        155,231
Leasehold improvements                                                   35,298
Capital projects in progress                                             34,384
                                                                      ---------
                                                                        418,545
Accumulated depreciation                                               (295,266)
                                                                      ---------
                                                                      $ 123,279
                                                                      =========

6.       LONG-TERM DEBT:

         Long-term debt at September 30, 1999 consists of two equipment loans which bear interest at 9% and are collateralized by the equipment and cash equivalents.

         Future maturities of long-term debt are as follows:

Year ending September 30,
         2000                                                            $16,068
         2001                                                             17,810
         2002                                                             13,799
                                                                         -------
                                                                         $47,677
                                                                         =======

7.       RELATED PARTY TRANSACTIONS:

         Note payable, related party represents advances from the principal stockholder of the Company's controlling entity under a $1,500,000 line of credit agreement. The note is secured by substantially all Company assets and bears interest at the greater of 9% or the prime rate plus 1-1/2%. Outstanding principal and interest are payable in full December 31, 2000. Interest expense on this note was approximately $59,000 for the year ended September 30, 1999.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


8.       STOCKHOLDERS' DEFICIT:

         Series A preferred stock:

         In 1997, the Company issued 2,000,000 shares of voting convertible participating preferred stock for $2.5 million. The preferred stock has a liquidation preference of $1.25 per share (this equates to a potential restriction of retained earnings resulting from the involuntary liquidation preference of $2,498,000 in excess of par value of such preferred stock). The preferred shares may be converted into 1,264,151 shares of common stock and 2,252 shares of Class B common stock, which equates to a conversion price of approximately $.10 per share, the market value per share of the common stock at the date of issuance of the preferred stock.

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

         Stock option plan:

         In December 1998, the Company adopted the "Fountain Pharmaceuticals, Inc. 1998 Stock Option Plan" (the "Plan"). Nonqualified and incentive stock options may be granted under the 1998 Plan. The term of options granted under the Plan will be fixed by the Plan Administrator provided, however, that the maximum option term may not exceed 10 years from the grant date and the exercise price per share may not be less than the fair market value per share of the common stock on the grant date. Under the 1998 Plan, all full-time employees of the Company or its subsidiaries, including those who are officers and directors are eligible to receive options pursuant to the Plan, if selected. Non-employee directors and consultants will also be eligible. The Plan will provide for the authority to issue options covering up to 750,000 shares of the Company's common stock; provided, however, that options to purchase no more than 500,000 shares shall be granted to any one participant.

         Common stock options and warrants:

         In 1999, the Company issued options and warrants to purchase 3,223,181 shares of common stock to its existing officers, directors and employees. The Company recognized compensation expense to non-employee directors of approximately $21,000 in 1999 associated with the issuance of 2,664,103 of these options and warrants. The fair value of the balance of 559,078 options and warrants, which were issued to employees in 1999, was nominal as determined using the "Black-Scholes" option-pricing model.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


8.       STOCKHOLDERS' DEFICIT (CONTINUED):

         Common stock options and warrants (continued):

         The "Black-Scholes" option-pricing model assumptions are as follows:

Underlying stock price at grant date                             $  .218 - .625
Exercise price                                                   $  .56  - .65
Dividend yield                                                               0%
Risk free interest rate                                                      6%
Volatility                                                                  40%

         Common stock options and warrants issued, redeemed and outstanding during the years ended September 30, 1999 and 1998 (retroactively adjusted for 1 for 20 reverse split) are as follows:

                                                                                             Number of
                                 Description                                            Options & Warrants
                                 -----------                                            ------------------
Option and warrants issued and outstanding at October 1, 1997 (weighted average
  exercise price of $1.80)                                                                   172,500

Less option and warrants expired in 1998 (weighted average exercise price of
$15.60)                                                                                      (10,000)
                                                                                          ----------
Option and warrants issued and outstanding at September 30, 1998 (weighted average
  exercise price of $1.71)                                                                   162,500

Option and warrants issued in 1999 (weighted average exercise
  price of $.61)                                                                           3,223,181

Less options and warrants expired in 1999 (weighted average exercise price of $.66)          (25,000)

Less options and warrants surrendered in 1999(1) (weighted average
  exercise price of $.80)                                                                   (112,500)
                                                                                          ----------
Options and warrants issued and outstanding at September 30, 1999 (weighted
  average exercise price of $.63)                                                          3,248,181
                                                                                          ==========

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


8.       STOCKHOLDERS' DEFICIT (CONTINUED):

         Common stock options and warrants (continued):

         These common stock option and warrants were issued to current or former officers, directors, shareholders and employees. Those that remain outstanding at September 30, 1999 are as follows:

                             Vesting Period     Exercise       Expiration        Remaining        Number
         Issue Date                Yrs           Price            Date              Life        Outstanding
         ----------          --------------     --------       ----------        ---------      -----------
         July 1996                 0             $.56(2)     December 2000        1.25 Yrs          40,000

         December 1998             0             $.56        December 2003        1.25 Yrs         112,500

         December 1998             0             $.65        December 2003        4.25 Yrs       2,495,103

         December 1998             0-4           $.56        December 2003        4.25 Yrs         429,578

         September 1999            0-3           $.625       September 2004          5 Yrs         171,000
                                                                                                 ---------

                                                                                                 3,248,181
                                                                                                 =========

(1) These options and warrants were surrendered pursuant to terms related to the grant of new options. (See previous page)

(2) The Company repriced these options and warrants from $.80 in December 1998.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


9.       EMPLOYEE BENEFIT PLAN:

         The Company has implemented a 401(k) profit sharing plan covering substantially all employees. The plan does not provide for employer contributions.

10.      INCOME TAXES:

         Deferred tax assets consist of the following at September 30, 1999:

Net operating loss carryover                                        $ 1,842,000
Obsolete inventory allowance                                             20,000
Other                                                                     8,000
Valuation allowance                                                  (1,870,000)
                                                                    -----------
                                                                    $      --
                                                                    ===========

         Income tax (expense) benefit consists of the following:

                                                          1999           1998
                                                       ---------      ---------
Current:
  Federal                                              $    --        $    --
                                                       ---------      ---------

Deferred:
  Deferred                                                 8,000          4,000
  Benefit of net operating loss carryover (a)           (604,000)      (622,000)
  Change in valuation allowance                          596,000        618,000
                                                       ---------      ---------
                                                              --             --
                                                       ---------      ---------
                                                       $    --        $    --
                                                       =========      =========

         The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                         Percentage of loss before
                                                                income taxes
                                                         -------------------------
                                                            1999           1998
                                                           ------         ------
Statutory tax rate                                           34.0%          34.0%
State tax                                                     3.5%           3.5%
Change in deferred tax asset
  valuation allowance                                       (37.5%)        (37.5%)
                                                           ------         ------

Effective tax rate in accompanying
  statement of operations                                       0%             0%
                                                           ======         ======

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


10.      INCOME TAXES (CONTINUED):


         (a) Under Section 382 and 383 of the Internal Revenue Code of 1986, if an ownership change occurs with respect to a "loss corporation", as defined, there are annual limitations on the amount of net operating loss and research and development tax credit carryovers which are available to the Company. The taxable income of a loss corporation for any tax year ending after an ownership change may be offset by pre-change loss carryovers only to the extent of the section 382 and 383 limitation for that year. Events occurred in 1996 which created an ownership change in excess of fifty percent for income tax purposes; therefore, the Company believes that the availability of the pre-change net operating loss carryover $(12,700,000) and research and development credit carryover $(250,000) will be substantially limited in the future and, as such, the Company has previously accounted for the loss of such carryover by reducing the deferred tax asset and associated valuation allowance. The post-change net operating loss carryover of $3,300,000 will expire 2012-2014.

11.      COMMITMENTS:

         Lease obligations:

         The Company leases its office and warehouse facilities under a five-year, non-cancelable operating lease for approximately $7,000 per month. Additionally, the Company leases various warehouse space and equipment under various non-cancelable operating leases for various terms from 12 to 60 month terms for approximately $1,600 per month. Rent expense under all operating leases approximated $112,000 and $83,000 for 1999 and 1998, respectively.

         Obligations under the non-cancelable operating leases are as follows:

Year ending September 30,
          2000                                                         $ 106,701
          2001                                                            99,845
          2002                                                            96,499
          2003                                                            22,976
                                                                       ---------
                                                                       $ 326,021
                                                                       =========

         License agreement and royalty:

         During 1999, the Company entered into an 18 month agreement with an unrelated third party for an exclusive sub-license for the use of certain proprietary information, technology and patents. The Company paid $100,000 in 1999 in consideration for this sub-license and for the Company's exclusive right to test the viability of a skin care concept in certain marketing channels. In addition, the Company will pay a royalty of 8% of net sales resulting from products sold utilizing the associated technology. No royalty expense was incurred during 1999.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


11.      COMMITMENT (CONTINUED):

         Consulting agreements:

         During 1999, the Company entered into two consulting agreements whereby the consultants will provide advice and assistance for the manufacturing and marketing of products utilizing the technology acquired by the Company under the agreement discussed in the preceding paragraph. The first agreement provides for aggregate annual compensation of $60,000. The second agreement provides compensation on the basis of time devoted to the consultant's services to the Company at a rate of $4,000 per day. Consulting expense pursuant to these agreements aggregated approximately $22,000 in 1999.

         Representation agreements:

         During 1999, the Company engaged the services of a dermatological sales representative to market the Company's LyphaZome(R) product line under a 2-year representation agreement. The Company agrees to pay 25% of gross revenues received and collected from all new accounts for which the sales representatives provide staffing and service for the sale of Company products. Additional compensation is also provided under a specified bonus schedule. Total expense associated with this agreement aggregated approximately $2,500 in 1999.

            EXHIBIT INDEX


Exhibit    Description                                             Method of Filing
-------    -----------                                             ----------------
10.9       Facility Sub-lease Agreement between the Registrant     Filed herewith
           and Kenlee Precision Corporation.

10.10      Sub-License Agreement between the Registrant and
           Y.S. Laboratories, Inc. dated May 27, 1999.             Filed herewith

10.11      Consulting Agreement between the Registrant and
           Francis W. Parnell, M.D. effective  June 1, 1999.       Filed herewith

10.12      Consulting Agreement between the Registrant and
           Diana Parnell, M.D. effective  June 1, 1999.            Filed herewith

27         Financial Data Schedule                                 Edgar format only