Form 10QSB
period 1999-12-31
FOUNTAIN PHARMACEUTICALS INC
filed 2000-02-14
CIK 851199

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number: 0-18399


                         FOUNTAIN PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      62-1386759
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                   7279 Bryan Dairy Road, Largo, Florida 33777
                   -------------------------------------------
                    (Address of Principal Executive Offices)


                                 (727) 548-0900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 (1)     Yes   [X]                    No   [ ]

                 (2)     Yes   [X]                    No   [ ]

                       APPLICABLE ONLY TO ISSUERS INVOLVED
           IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by court.

                        Yes   [X]                    No   [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 10, 2000:

Common Stock, par value             $.001 - 2,375,796

Class B Common Stock, par value     $.001 - 4,505


                 Transitional Small Business Disclosure Format:

                        Yes   [ ]                  No   [X]

                         FOUNTAIN PHARMACEUTICALS, INC.

                                      INDEX

                                                                            Page

Part I.                Financial Information*

    Item 1.            Condensed Financial Statements (Unaudited)

                       Balance Sheets - September 30, 1999                    4
                       and December 31, 1999 (Unaudited)

                       Statements of Operations - for the three               5
                       months ended December 31, 1999, and 1998
                       (Unaudited)

                       Statement of Stockholders' Equity (Deficit) -          6
                       for the period from September 30, 1999
                       through December 31, 1999 (Unaudited)

                       Statements of Cash Flows - for the three               7
                       months ended December  31, 1999 and 1998
                       (Unaudited)

                       Notes to Condensed Financial Statements                8
                       (Unaudited)

    Item 2.            Management's Discussion and                            9
                       Analysis or Plan of Operation

Part II.               Other Information

    Item 1.            Legal Proceedings                                     12
    Item 2.            Changes in Securities                                 12
    Item 3.            Defaults Upon Senior Securities                       12
    Item 4.            Submission of Matters to a Vote                       12
                       of Security Holders
    Item 5.            Other Information                                     12
    Item 6.            Exhibits and Reports on Form 8-K                      13


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                         FOUNTAIN PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                      December 31,
                                                                          1999           September 30,
                                                                      (Unaudited)            1999
                                                                     ------------       ------------
                                   ASSETS
Current assets:
    Cash and cash equivalents                                        $    324,402       $    176,998
    Accounts receivable, net of allowance                                  41,773             97,219
      for uncollectible accounts
      ($4,950, December 31, 1999;
       $17,450, September 30, 1999)
    Inventories                                                           456,176            427,616
    Prepaid expenses                                                       59,147             75,406
                                                                     ------------       ------------

    Total current assets                                                  881,498            777,239

Furniture and equipment, less
    accumulated depreciation
    ($306,760, December 31, 1999;
     $295,266, September 30, 1999)                                        133,844            123,279

Patent costs, less accumulated
    amortization ($38,347, December 31,
    1999; $35,993, September 30, 1999)                                    143,560            144,395


Other assets                                                                9,646              9,646
                                                                     ------------       ------------


Total assets                                                         $  1,168,548       $  1,054,559


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
    Accounts payable and accrued expenses                            $    321,770       $    316,285
    Accrued interest                                                       99,496             59,422
    Current maturities of long-term debt                                   16,487             16,068
    Notes Payable, related party                                        2,150,000
                                                                     ------------       ------------

        Total current liabilities                                       2,587,753            391,775

Long-term debt, less current maturities                                    27,326             31,609
Note payable, related party                                                                1,500,000
                                                                     ------------       ------------

           Total liabilities                                            2,615,079          1,923,384
                                                                     ------------       ------------

Stockholders' equity
    Preferred stock, par value $.001,
       2,000,000 shares authorized, issued
       and outstanding (1.2 votes per share)                                2,000              2,000
    Common stock, par value $.001, 50,000,000
       shares authorized; 2,375,796, December 31, 1999;
       2,375,796, September 30, 1999, issued and
       outstanding (1 vote per share)                                       2,376              2,376
    Class B common stock; par value $.001,
       5,000,000 shares authorized; 4,505, December
       31, 1999; 4,505, September 30, 1999, shares
       issued and outstanding (5 votes per share)                               5                  5
    Additional paid-in capital                                         17,077,128         17,077,127
    Accumulated deficit                                               (18,528,040)       (17,950,333)
                                                                     ------------       ------------
       Total stockholders' equity (deficit)                            (1,446,531)           868,825
                                                                     ------------       ------------

Total liabilities and stockholders' equity (deficit)                 $  1,168,548       $  1,054,559
                                                                     ============       ============


      See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended December 31,
                                                -------------------------------
                                                     1999              1998
                                                  -----------       -----------
Revenue                                           $   136,914       $   564,769

Cost of sales                                          37,060           341,480
                                                  -----------       -----------

Gross profit                                           99,854           223,289
                                                  -----------       -----------

Operating expenses:
    Research and development                           72,117            69,992
    General and administrative                        135,000           357,464
    Selling                                           415,992           236,133
    Depreciation and amortization                      13,848             8,478
                                                  -----------       -----------

Total operating expenses                              636,957           672,067
                                                  -----------       -----------

Loss from operations                                 (537,103)         (448,778)
                                                  -----------       -----------

Other income (expenses):
    Interest income                                       674             3,040
    Interest expense                                  (41,278)           (2,136)
    Other income (expense)                                 --                 5
                                                  -----------       -----------

Total other income (expenses)                         (40,604)              909
                                                  -----------       -----------

Net loss                                          $  (577,707)      $  (447,869)
                                                  ===========       ===========


Earnings per share:

Net loss per share                                $      (.24)      $      (.19)
                                                  ===========       ===========

Weighted average number of shares outstanding:      2,380,301         2,380,301
                                                  ===========       ===========



                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD FROM SEPTEMBER 30, 1999 THROUGH DECEMBER 31, 1999
                                   (UNAUDITED)


                                                   Class B
                              Common Stock        Common Stock     Preferred Stock      Additional       Accumulated
                            Shares     Amount   Shares   Amount   Shares     Amount   Paid-in Capital      Deficit         Total
                            ------     ------   -------  ------   ------     ------   ---------------      -------         -----
Balances
    October 1, 1999        2,375,796   $2,376    4,505     $5    2,000,000   $2,000     $17,077,128     $(17,950,333)  $  (868,824)

Net Loss for the Period                                                                                     (577,707)     (577,707)
                           ---------   ------   ------     --    ---------   ------     -----------     ------------   -----------

Balances,
    December 31, 1999      2,375,796   $2,376    4,505     $5    2,000,000   $2,000     $17,077,128     $(18,528,040)  $(1,446,531)
                           =========   ======   ======     ==    =========   ======     ===========     ============   ===========


                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended December 31,
                                                           -------------------------------
                                                               1999            1998
                                                            ---------       ---------
Cash flows from operating activities:
    Net loss                                                $(577,707)      $(447,869)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Depreciation                                           11,494           6,241
        Amortization                                            2,354           2,238

        Increase (decrease) in cash due to changes in:
           Accounts receivable                                 55,446        (482,223)

           Inventories                                        (28,560)         20,235
           Prepaid expenses                                    16,259           5,590

           Other assets                                            --              --
           Accounts payable and accrued expenses               45,559         449,577
                                                            ---------       ---------


Net cash used in operating activities                        (475,155)       (446,211)
                                                            ---------       ---------

Cash flows from investing activities:
    Deferred patent costs incurred                             (1,519)         (3,437)

    Acquisition of furniture and equipment                    (22,059)        (15,167)
                                                            ---------       ---------


Net cash used in investing activities                         (23,578)        (18,604)
                                                            ---------       ---------


Cash flows from financing activities:
    Proceeds from line of credit                                   --         100,000
    Director and Officer loans                                655,000              --
    Repayment of liabilities under Reorganization Plan             --          (2,584)
    Payments on note payable, bank                             (3,863)         (3,486)
    Repayment of Director and Officer loans                    (5,000)             --
                                                            ---------       ---------

Net cash provided by (used in) financing activities           646,137          93,930
                                                            ---------       ---------


Increase (decrease) in cash and cash equivalents              147,404        (370,885)

Cash and cash equivalents at beginning of period              176,998         452,099
                                                            ---------       ---------


Cash and cash equivalents at end of period                  $ 324,402       $  81,214
                                                            =========       =========



                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Interest paid was $1,204 and $2,136 for the three months ended December 31, 1999 and 1998, respectively.


                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended September 30, 1999.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended December 31, 1999 and 1998 are not necessarily indicative of the results for a full year.

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

         In July 1997, the Company completed a private placement of 2,000,000 newly-designated and issued shares of Series A Convertible Preferred Stock (the "Preferred Stock") to Fountain Holdings, LLC ("Holdings"), a Wyoming limited liability company, controlled by Joseph S. Schuchert, Jr. As a result of this private placement (the "Private Placement"), the Company obtained additional working capital of $2.5 million, which it utilized to enhance the expansion of the Company's sales and marketing program, as well as to further the Company's research and development efforts. As a result of significant increases in marketing costs associated with the expansion of existing product lines and the introduction of new products during fiscal 1998, which were not offset by sales revenues during the period, the Company substantially utilized its working capital resources. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The credit agreement provides for a two-year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As a result of additional costs associated with the development and marketing of two new product lines during fiscal 1999, the Company fully utilized the $1,500,000 line of credit. In order to maintain current operations for fiscal 2000, the Company obtained short term unsecured loans from its President, Mr. Gerald Simmons and Mr. John C. Walsh, a director of the Company. During the first five months of fiscal 2000, Mr. Schuchert has made advances to the Company as an additional unsecured demand loan, the terms of which have not been finalized. As of February 10, 2000, the outstanding principal balance of this demand loan was $635,000. While Mr. Schuchert has indicated that he may provide the Company with a line of credit of up to $1,000,000 in the aggregate, the Company has not entered into any written commitment or loan agreement with Mr. Schuchert to that effect. There can be no assurances that an agreement with Mr. Schuchert will be obtained, or if obtained that the terms of such financing will be advantageous to the Company. If the Company does not secure additional financing in the immediate term the Company will not be able to continue as a going concern and will suspend operations. The Company intends to continue to seek additional sources of capital, including debt and equity financing. However, there can be no assurances that such financing will be available or that it will be available upon terms advantageous to the Company. See "LIQUIDITY AND CAPITAL RESOURCES."

         RESULTS OF OPERATIONS

         During the quarter ended December 31, 1999, the Company realized a net loss of $577,707 on revenues of $136,914, compared to a net loss of $447,869 on revenues of $564,769 for the quarter ended December 31, 1998. This increase in net losses is attributable primarily to expenses relating to increased sales and marketing efforts in connection with the Company's new skin care brand, Celazome(TM), which was launched in October 1999 in the aesthetician market, sales and marketing efforts relating to new markets and interest expense on a secured line of credit arrangement with Mr. Joseph S. Schuchert, Jr. (See "LIQUIDITY AND CAPITAL RESOURCES.")

         Revenues for the quarter ended December 31, 1999 of $136,914 represented a decrease of $427,855 or 75.8% from revenues of $564,769 during the quarter ended December 31, 1998. This decrease in revenues was a result, primarily, of early shipments in the quarter ended December 31, 1998, normally which would occur in the second fiscal quarter, to a European licensee in anticipation of the 1999 summer season. Management believes that the Company's first fiscal quarter is the low point of its fiscal year due to the seasonal nature of its principal product, a sunscreen. Management also anticipates that this seasonality of revenues will be reduced in time as the Company's product lines and geographic expansion continues. However, there can be no assurances to that effect.

         During the quarter ended December 31, 1999 the Company incurred operating expenses of $636,957, a 5.2% decrease over operating expenses of $672,067 for the quarter ended December 31, 1998. This decrease in expenses was primarily due to reduction in personnel and legal fees in the quarter ended December 31, 1999 that were incurred in the quarter ended December 31, 1998.

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

          As a result of such significant increase in marketing costs and legal fees, which were not offset by sales revenues, the Company had substantially utilized its working capital resources by December 1998. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The credit agreement (the "Credit Agreement") provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which is due on the earlier of December 31, 2000, 180 days from written demand of Mr. Schuchert as lender or upon an event of default under the agreement. The line of credit bears interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the Wall Street Journal, plus 1 1/2% or (ii) 9%, which is payable monthly or may be accrued. The facility is secured by all of the assets of the Company (subject to any existing liens). The facility is subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As of February 10, 2000, the Company had $1,500,000 outstanding under this facility plus accrued interest of $111,375 as of January 31, 2000. The proceeds of the loan have been utilized to fund operations and to pay legal fees in connection with the Dermik lawsuit. Under the terms of the warrant granted in connection with the Credit Agreement, Mr. Schuchert is entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility and 1.6 shares of Common Stock for each dollar of accrued interest that is unpaid when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. As of February 10, 2000, Mr. Schuchert is entitled to purchase an aggregate of 2,578,200 shares of Common Stock under such warrant.

          As of December 31, 1999, the Company had a deficit working capital of $1,706,255, a decrease of $2,091,719 from the level of working capital of $385,464 as of September 30, 1999, and a $1,889,601 decrease from the Company's working capital of $1,183,346 as of December 31, 1998. Such decrease in working capital is primarily attributable to increased expenses associated with sales and marketing efforts relating to existing and new markets, financial software to comply with Y2K, accrued interest on Credit Agreement, and the reclassification of the $1,500,000 Credit Agreement with Mr. Schuchert due December 31, 2000 from long term to current liabilities. As a result of such increased expenditures, which were not offset by sales revenues, the Company substantially utilized its working capital resources by October 1999. In order to provide working capital during the first quarter of fiscal 2000, the Company obtained short term unsecured loans, consisting of $5,000 from Mr. Gerald T. Simmons, the Company's President and $15,000 from John C. Walsh, a Director of the Company, which were repaid. Since October 1999 the Company has substantially relied upon advances by Mr. Schuchert, a Director of the Company, to provide working capital to fund operations. Mr. Schuchert made the advances as an additional unsecured demand loan, the terms of which have not been finalized. As of February 10, 2000, the outstanding principal balance of this demand loan was $635,000. Given the limited financial resources of the Company, the Company is continuing to curtail operating expenses pending the securing of additional financing. Based upon the Company's current budget guidelines, management believes that the Company has sufficient capital to enable the Company to meet its anticipated operating expenses through February 29, 2000. If the Company does not secure additional financing in the immediate term it will not be able to continue as a going concern and it will suspend operations. While Mr. Schuchert has indicated that he may provide the Company with a line of credit of up to $1,000,000 in the aggregate, the Company has not entered into any written commitment for a loan agreement with Mr. Schuchert to that effect. There can be no assurances that such financing will be available or that it will be available upon terms advantageous to the Company. Notwithstanding potential loan from Mr. Schuchert, the Company is in the process of pursuing additional sources of capital, including debt and equity financing. Failure to obtain such additional financing or the earlier termination of the financing arrangements with Mr. Schuchert would cause the Company to suspend operations.

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

         None.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.           OTHER INFORMATION

         (a)      FORM S-8

                  On February 8, 2000 the Company filed a Registration Statement on Form S-8 relating to the Company's 1998 Stock Option Plan with the Securities and Exchange Commission.

         (b)      GENERAL

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


                                       FOUNTAIN PHARMACEUTICALS, INC.



Dated:  February 14, 2000              /s/Gerald T. Simmons
                                       -----------------------------------------
                                       GERALD T. SIMMONS
                                       Chief Executive Officer, President and
                                       Chief Accounting Officer