Form 10QSB
period 2000-03-31
FOUNTAIN PHARMACEUTICALS INC
filed 2000-04-27
CIK 851199

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of April 20, 2000:

Common Stock, par value             $.001 - 2,375,796

Class B Common Stock, par value     $.001 - 4,505

                                 Transitional Small Business Disclosure Format:

                                            Yes  [ ]                   No [X]

                         FOUNTAIN PHARMACEUTICALS, INC.

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I.                FINANCIAL INFORMATION*

    Item 1.            Condensed Financial Statements (Unaudited)

                       Balance Sheets - September 30, 1999 and                                                4
                       March 31, 2000 (Unaudited)

                       Statements of Operations - for the three and                                           5
                       six months ended March 31, 2000 and 1999
                       (Unaudited)

                       Statement of Stockholders' Deficit - for the                                           6
                       period from September 30, 1999 through
                       March 31, 2000 (Unaudited)

                       Statements of Cash Flows - for the six months ended March 31, 2000 and 1999 (Unaudited)

                       Notes to Condensed Financial Statements                                                8
                       (Unaudited)

    Item 2.            Management's Discussion and Analysis or                                                9
                       Plan of Operation

PART II.               OTHER INFORMATION

    Item 1.            Legal Proceedings                                                                     12
    Item 2.            Changes in Securities                                                                 12
    Item 3.            Defaults Upon Senior Securities                                                       12
    Item 4.            Submission of Matters to a Vote                                                       12
                       of Security Holders
    Item 5.            Other Information                                                                     13
    Item 6.            Exhibits and Reports on Form 8-K                                                      13


---------------------
* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                         FOUNTAIN PHARMACEUTICALS, INC.
                                 BALANCE SHEETS


                                                 March 31,
                                                    2000          September 30,
                                                 (UNAUDITED)         1999
                                                -------------     -------------
                                        ASSETS
Current assets:
    Cash and cash equivalents .................   $    170,907    $    176,998
    Accounts receivable, net of allowance .....        169,583          97,219
      for uncollectible accounts
      ($10,600, March 31, 2000;
       $17,450, September 30, 1999)
    Inventories ...............................        412,263         427,616
    Prepaid expenses ..........................         56,192          75,406
                                                  ------------    ------------
    Total current assets ......................        808,945         777,239




Furniture and equipment, less
    accumulated depreciation
    ($318,305, March 31, 2000;
     $295,266, September 30, 1999) ............        122,299         123,279


Patent costs, less accumulated
    amortization ($40,701, March 31,
    2000; $35,993, September 30, 1999) ........        143,002         144,395



Other assets ..................................          9,646           9,646
                                                  ------------    ------------

Total assets ..................................   $  1,083,892    $  1,054,559
                                                  ============    ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts  payable  and accrued
    expenses ..................................   $    273,364    $    316,285
    Accrued interest ..........................        158,737          59,422
     Current maturities of long-term debt .....         16,154          16,068
     Notes Payable, related party .............      2,311,000
                                                  ------------    ------------
        Total current liabilities .............      2,759,255         391,775


Long-term debt, less current msturities .......         23,706          31,609
Note payable, related party ...................                      1,500,000
                                                  ------------    ------------
           Total liabilities ..................      2,782,961       1,923,384
                                                  ------------    ------------


Stockholders' deficit
    Preferred stock,par value $.001,
    2,000,000 shares authorized, issued
    and outstanding  (1.2 votes per share) ....          2,000           2,000


    Common stock, par value $.001, 50,000,000
       shares authorized; 2,375,796,
       March 31, 2000; 2,375,796, September 30,
       1999, issued and outstanding
       (1 vote per share) .....................          2,376           2,376


    Class B common stock; par valeu $.001,
       5,000,000 shares authorized; 4,505,
       March 31, 2000; 4,505, September 30,
       1999, shares issued and  outstanding
      (5 votes per share) .....................              5               5
    Additional paid-in capital ................     17,077,128      17,077,127
    Accumulated deficit .......................    (18,780,578)    (17,950,333)
                                                  ------------    ------------
       Total stockholders'  equity (deficit) ..     (1,699,069)       (868,825)
                                                  ------------    ------------

Total liabilities and stockholders' deficit ...   $  1,083,892    $  1,054,559
                                                  ============    ============

                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           MARCH 31,                        MARCH 31,
                                                 -----------------------------     ----------------------------
                                                     2000             1999             2000             1999
                                                 ------------     ------------     ------------     -----------

Revenue                                         $  430,380      $   159,525         $   567,294     $   639,196

Cost of sales                                       45,694           19,277              82,754         275,659
                                               -----------      -----------         -----------     -----------


Gross profit                                       384,686          140,248             484,540         363,537
                                               -----------      -----------          ----------     -----------
Operating expenses:
    Research and development                       128,191          160,551             200,308         230,543
    General and administrative                     143,885          239,223             278,885         596,687
    Selling                                        286,759          262,756             702,751         498,889
    Depreciation and amortization                   13,899            8,577              27,747          17,055
                                               -----------      -----------         -----------     -----------
Total operating expenses                           572,734          671,107           1,209,691       1,343,174
                                               -----------      -----------         -----------     -----------
Loss from operations                              (188,048)        (530,859)           (725,151)       (979,637)

Other income (expenses):
    Interest income                                    757            2,236               1,431           5,276
    Interest expense                               (60,910)         (13,472)           (102,188)        (15,608)
    Litigation settlement                                           250,000                             250,000
    Other income (expense)                          (4,337)           1,455              (4,337)          1,460
                                               -----------    -------------      --------------   -------------

Total other income (expenses)                      (64,490)         240,219            (105,094)        241,128
                                               -----------       ----------        ------------      ----------

Net loss                                        $ (252,538)     $  (290,640)        $  (830,245)    $  (738,509)
                                               ===========    =============        ============   =============


Earnings per share:
    Net loss per share                          $     (.11)    $       (.12)      $  $     (.35)    $      (.31)
                                               ===========    =============        ============   =============

    Weighted average number of shares
      outstanding:                               2,380,301        2,380,301           2,380,301       2,380,301
                                               ===========      ===========         ===========     ===========




                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
          FOR THE PERIOD FROM SEPTEMBER 30, 1999 THROUGH MARCH 31, 2000
                                   (UNAUDITED)


                                                     CLASS B
                             COMMON STOCK         COMMON STOCK       PREFERRED STOCK
                           ------------------   ----------------     -----------------     ADDITIONAL     ACCUMULATED
                           SHARES      AMOUNT   SHARES    AMOUNT     SHARES     AMOUNT  PAID-IN CAPITAL     DEFICIT       TOTAL
                           ------      ------   ------    ------     ------     ------  ---------------     -------       -----
Balances
    October 1, 1999 ... 2,375,796   $  2,376     4,505   $     5   2,000,000   $  2,000   $ 17,077,128   $(17,950,333) $  (868,824)


Net Loss for the Period                                                                                      (830,245)    (830,245)
                        ---------   --------   -------   -------  ----------   --------   ------------   ------------  -----------
Balances,
    March 31, 2000 .... 2,375,796   $  2,376    4 ,505   $     5   2,000,000   $  2,000   $ 17,077,128   $(18,780,578) $(1,699,069)
                        =========   ========   =======   =======  ==========   ========   ============   ============  ===========













                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED MARCH 31,
                                                        -------------------------
                                                        2000               1999
                                                        ----               ----
Cash flows from operating activities:
    Net loss .........................................   $(830,245)   $(738,509)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Depreciation .................................      23,039       12,579
        Amortization .................................       4,708        4,476
        Loss on disposal of assets ...................                    1,988
        Increase (decrease) in cash due to changes in:
           Accounts receivable .......................     (72,364)     144,668
           Inventories ...............................      15,352      (37,601)
           Prepaid expenses ..........................      19,214      (20,703)
           Other assets ..............................                   (2,091)
           Accounts payable and accrued expenses .....      56,394      (68,315)
                                                         ---------    ---------
Net cash used in operating activities ................    (783,902)    (703,508)
                                                         ---------    ---------
Cash flows from investing activities:
    Deferred patent costs incurred ...................      (3,314)      (9,557)
    Acquisition of furniture and equipment ...........     (22,059)     (15,672)
                                                         ---------    ---------
Net cash used in investing activities ................     (25,373)     (25,229)
                                                         ---------    ---------

Cash flows from financing activities:
    Proceeds from line of credit .....................                  100,000
    Repayment of line of credit ......................                 (100,000)
    Director and Officer loans .......................     831,000      548,309
    Repayment of liabilities under Reorganization Plan                   (2,584)
    Payments on note payable, bank ...................      (7,816)      (7,062)
    Repayment of Director and Officer loans ..........     (20,000)
                                                         ---------    ---------
Net cash provided by  financing activities ...........     803,184      538,663
                                                         ---------    ---------

Decrease in cash and cash equivalents ................      (6,091)    (190,074)

Cash and cash equivalents at beginning of period .....     176,998      452,099
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $ 170,907    $ 262,025
                                                         =========    =========



                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Interest paid was $2,873 and $5,043 for the six months ended March 31, 2000 and 1999, respectively.

                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended September 30, 1999.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the six months ended March 31, 2000 and 1999 are not necessarily indicative of the results for a full year.

3. The Company has entered into certain license agreements which by license fees are earned at the time the product is produced by the licensee. The Company recognizes the revenue under these agreements when the licensee notifies the Company of the production. License fees are included in total revenue in the accompanying Statement of Operations for the three and six months ended March 31, 2000. For the three and six months ended March 31, 1999, certain items have been reclassified to conform with the presentation for three and six months ended March 31, 2000.

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

         In July 1997, the Company completed a private placement of 2,000,000 newly-designated and issued shares of Series A Convertible Preferred Stock (the "Preferred Stock") to Fountain Holdings, LLC ("Holdings"), a Wyoming limited liability company, controlled by Joseph S. Schuchert, Jr. As a result of this private placement (the "Private Placement"), the Company obtained additional working capital of $2.5 million, which it utilized to enhance the expansion of the Company's sales and marketing program, as well as to further the Company's research and development efforts. As a result of significant increases in marketing costs associated with the expansion of existing product lines and the introduction of new products during fiscal 1998, which were not offset by sales revenues during the period, the Company substantially utilized its working capital resources. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The credit agreement provides for a two-year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As a result of additional costs associated with the development and marketing of two new product lines during fiscal 1999, the Company fully utilized the $1,500,000 line of credit. In order to maintain current operations for fiscal 2000, the Company obtained short term unsecured loans from its President, Mr. Gerald Simmons and Mr. John C. Walsh, a director of the Company. During the first seven months of fiscal 2000, Mr. Schuchert has made advances to the Company as an additional unsecured demand loan, the terms of which have not been finalized. As of April 20, 2000, the outstanding principal balance of this demand loan was $811,000. While Mr. Schuchert has indicated that he may provide the Company with a line of credit of up to $1,000,000 in the aggregate, the Company has not entered into any written commitment or loan agreement with Mr. Schuchert to that effect. There can be no assurances that an agreement with Mr.

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

         RESULTS OF OPERATIONS

         During the quarter ended March 31, 2000, the Company realized a net loss of $252,538 on revenues of $430,380, compared to net loss of $290,640 on revenues of $159,525 for the ended March 31, 1999. The decrease in losses from the prior year's quarter ended March 31, 1999, is attributable primarily to the increase in sales as well as a reduction of legal expenses. The increase in revenues of 169.8% from the prior year's quarter ended March 31, 1999 was a result of increased sales of the Company's new skin care brand, Celazome(TM) and an increase in sunscreen production by the Company's European licensee's. The Company expects continued increased sales in the Celazome brand as the products continue to be accepted in the aesthetician market, however, there can be no assurances to that effect.

During the quarter ended March 31, 2000, the Company incurred operating expenses of $572,734, a 14.7% decrease over operating expenses of $671,107 in the quarter ended March 31, 1999. This decrease in expenses was primarily due to reduction in personnel, legal fees and clinical research studies in the quarter ended March 31, 2000 from the expenses that were incurred in the quarter ended March 31, 1999.

During the six months ended March 31, 2000, the Company incurred a net loss of $830,245 on revenues of $567,294, compared to a net loss of $738,509 on revenues of $639,196 for the comparable period ended March 31, 1999. This increase in losses from the prior year's six months ended March 31, 1999, is attributable primarily to expenses relating to increased sales and marketing efforts in connection with the Company's new skin care brand, Celazome(TM), which was launched in October 1999 in the aesthetician market, sales and marketing efforts relating to new markets and interest expense on a secured line of credit arrangement with Mr. Joseph S. Schuchert, Jr. (See"LIQUIDITY AND CAPITAL RESOURCES.") The decrease in revenues from the prior year's six months ended March 31, 1999, was a result, primarily, of the discontinued sunscreen brand, Daylong(R), in the golf market and advanced shipments in the quarter ended December 31, 1998, to a European licensee in anticipation of sunscreen product promotion for the 1999 summer season.

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

          As a result of such a significant increase in marketing costs and legal fees, which were not offset by sales revenues, the Company had substantially utilized its working capital resources by December 1998. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The credit agreement (the "Credit Agreement") provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which is due on the earlier of December 31, 2000, 180 days from written demand of Mr. Schuchert as lender or upon an event of default under the agreement. The line of credit bears interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the WALL STREET JOURNAL, plus 1 1/2% or (ii) 9%, which is payable monthly or may be accrued. The facility is secured by all of the assets of the Company (subject to any existing liens). The facility is subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As of April 20, 2000, the Company had $1,500,000 outstanding under this facility plus accrued interest of $139,370 as of March 31, 2000. The proceeds of the loan have been utilized to fund operations and to pay legal fees in connection with the Dermik lawsuit. Under the terms of the warrant granted in connection with the Credit Agreement, Mr. Schuchert is entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility and 1.6 shares of Common Stock for each dollar of accrued interest that is unpaid when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. As of April 20, 2000, Mr. Schuchert is entitled to purchase an aggregate of 2,622,991 shares of Common Stock under such warrant.

          As of March 31, 2000, the Company had a working capital deficit of $1,950,310, a decrease of $2,335,774 from the level of working capital of $385,464 as of September 30, 1999, and a $1,840,900 decrease from the Company's working capital deficit of $109,410 as of March 31, 1999. Such decrease in working capital is primarily attributable to increased expenses associated with sales and marketing efforts relating to existing and new markets, financial software to comply with Y2K, accrued interest on the Credit Agreement, and the reclassification of the $1,500,000 Credit Agreement with Mr. Schuchert due December 31, 2000 from long term to current liabilities. As a result of such increased expenditures, which were not offset by sales revenues, the Company substantially utilized its working capital resources by October 1999. In order to provide working capital during the first quarter of fiscal 2000, the Company obtained short term unsecured loans, consisting of $5,000 from Mr. Gerald T. Simmons, the Company's President and $15,000 from John C. Walsh, a Director of the Company, all of which have been repaid. Since October 1999 the Company has substantially relied upon advances by Mr. Schuchert, a Director of the Company, to provide working capital to fund operations. Mr. Schuchert made the advances as an additional unsecured demand loan, the terms of which have not been finalized. As of April 20, 2000, the outstanding principal balance of this demand loan was $811,000. Given the limited financial resources of the Company, the Company is continuing to curtail operating expenses pending the securing of additional financing. Based upon the Company's current budget guidelines, management believes that the Company has sufficient capital to enable the Company to meet its anticipated operating expenses through June 30, 2000. If the Company does not secure additional financing in the immediate term it will not be able to continue as a going concern and it will suspend operations. While Mr. Schuchert has indicated that he may provide the Company with a line of credit of up to $1,000,000 in the aggregate, the Company has not entered into any written commitment for a loan agreement with Mr. Schuchert to that effect. There can be no assurances that such financing will be available or that it will be available upon terms advantageous to the Company. Notwithstanding the potential loan from Mr. Schuchert, the Company is in the process of pursuing additional sources of capital, including debt and equity financing. Failure to obtain such additional financing or the earlier termination of the financing arrangements with Mr. Schuchert would cause the Company to suspend operations.

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

         None

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

                                       FOUNTAIN PHARMACEUTICALS, INC.

Dated:  April 27, 2000                 /s/GERALD T. SIMMONS
                                       --------------------
                                       GERALD T. SIMMONS
                                       Chief Executive Officer, President and
                                       Chief Accounting Officer