Form 10QSB
period 2000-06-30
FOUNTAIN PHARMACEUTICALS INC
filed 2000-07-31
CIK 851199

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                      Yes   [X]                   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of July 25, 2000:

Common Stock, par value $.001 - 2,375,796

Class B Common Stock, par value $.001 - 4,505

                 Transitional Small Business Disclosure Format:

                      Yes   [ ]                   No [X]

                         FOUNTAIN PHARMACEUTICALS, INC.

                                      INDEX


                                                                               Page
                                                                               ----
PART I.                FINANCIAL INFORMATION

    Item 1.            Condensed Financial Statements (Unaudited)

                       Balance Sheets - September 30, 1999 and                   4
                       June 30, 2000 (Unaudited)

                       Statements of Operations - for the three and              5
                       nine months ended June 30, 2000 and 1999
                       (Unaudited)

                       Statement of Stockholders' Deficit - for the              6
                       period from September 30, 1999 through
                       June 30, 2000 (Unaudited)

                       Statements of Cash Flows - for the nine months            7
                       ended June  30, 2000 and 1999  (Unaudited)

                       Notes to Condensed Financial Statements                   8
                       (Unaudited)

    Item 2.            Management's Discussion and Analysis or                   9
                       Plan of Operation

PART II.               OTHER INFORMATION

    Item 1.            Legal Proceedings                                        12
    Item 2.            Changes in Securities                                    12
    Item 3.            Defaults Upon Senior Securities                          12
    Item 4.            Submission of Matters to a Vote                          12
                       of Security Holders
    Item 5.            Other Information                                        13
    Item 6.            Exhibits and Reports on Form 8-K                         13




                         FOUNTAIN PHARMACEUTICALS, INC.
                                 BALANCE SHEETS






                                                     June 30,2000          September 30,
                                                      (Unaudited)              1999
                                                      ------------         ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                         $    209,557         $    176,998
    Accounts receivable, net of allowance
     for uncollectible accounts
     ($10,087, June 30, 2000;
      $17,450, September 30, 1999)                          38,652               97,219
    Inventories                                            374,775              427,616
    Prepaid expenses                                        18,753               75,406
                                                      ------------         ------------
    Total current assets                                   641,737              777,239

Furniture and equipment, less
    accumulated depreciation
    ($329,849, June 30, 2000;
    $295,266, September 30, 1999)                          110,754              123,279

Patent costs, less accumulated
    amortization ($43,054, June 30,
    2000; $35,993, September 30, 1999)                     141,579              144,395

Other assets                                                10,046                9,646
                                                      ------------         ------------
Total assets                                          $    904,116         $  1,054,559
                                                      ============         ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued expenses             $    245,956         $    316,285
    Accrued interest                                       227,054               59,422
    Current maturities of long-term debt                    16,595               16,068
    Notes payable, related party                         2,311,000
                                                      ------------         ------------
                Total current liabilities                2,800,605              391,775

Long-term debt, less current maturities                     19,198               31,609
Note payable, related party                                                   1,500,000
                                                      ------------         ------------
                Total liabilities                        2,819,803            1,923,384
                                                      ------------         ------------

Stockholders' deficit
  Preferred stock, par value $.001,
    2,000,000 shares authorized, issued
    and outstanding (1.2 votes per share)                    2,000                2,000
  Common stock, par value $.001, 50,000,000
    shares authorized; 2,375,796 shares
    issued and outstanding (1 vote per share)                2,376                2,376
  Class B common stock; par value $.001,
    5,000,000 shares authorized; 4,505 shares
    issued and outstanding (5 votes per share)                   5                    5
  Additional paid-in capital                            17,077,128           17,077,127
  Accumulated deficit                                  (18,997,196)         (17,950,333)
                                                      ------------         ------------
                Total stockholders' deficit             (1,915,687)            (868,825)
                                                      ------------         ------------
Total liabilities and stockholders' deficit           $    904,116         $  1,054,599
                                                      ============         ============


                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  Three Months Ended                 Nine Months Ended
                                                       June 30,                           June 30,
                                            -----------------------------       -----------------------------
                                               2000              1999              2000              1999
                                            -----------       -----------       -----------       -----------
  Revenue                                   $   361,447       $   475,578       $   928,741       $ 1,114,774

  Cost of sales                                  45,346            44,990           128,100           320,649
                                            -----------       -----------       -----------       -----------
  Gross profit                                  316,101           430,588           800,641           794,125
                                            -----------       -----------       -----------       -----------
  Operating expenses:
     Research and development                    72,904            90,567           273,212           321,110
     General and administrative                 124,685           206,671           403,570           803,358
     Selling                                    244,029           349,157           946,780           848,046
     Depreciation and amortization               13,898             9,601            41,645            26,656
                                            -----------       -----------       -----------       -----------
  Total operating expenses                      455,516           655,996         1,665,207         1,999,170
                                            -----------       -----------       -----------       -----------
  Loss from operations                         (139,415)         (225,408)         (864,566)       (1,205,045)
  Other income (expenses):
    Interest income                               1,409             1,288             2,840             6,564
    Interest expense                            (69,314)          (19,099)         (171,502)          (34,707)
    Litigation settlement                                                                             250,000
    Other income (expense)                       (9,298)           (3,669)          (13,635)           (2,209)
                                            -----------       -----------       -----------       -----------
    Total other income (expenses)               (77,203)          (21,480)         (182,297)          219,648
                                            -----------       -----------       -----------       -----------

Net loss                                    $  (216,618)      $  (246,888)      $(1,046,863)      $  (985,397)
                                            ===========       ===========       ===========       ===========


Earnings per share:
 Basic and diluted net loss per common
   share                                    $      (.09)      $      (.11)      $      (.44)      $      (.42)
                                            ===========       ===========       ===========       ===========
 Weighted average number of shares
   outstanding:                               2,380,301         2,380,301         2,380,301         2,380,301
                                            ===========       ===========       ===========       ===========




                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
          FOR THE PERIOD FROM SEPTEMBER 30, 1999 THROUGH JUNE 30, 2000
                                   (UNAUDITED)



                                               Class B
                            Common Stock     Common Stock          Preferred Stock     Additional
                        ------------------  ---------------    ---------------------     Paid-in    Accumulated
                          Shares    Amount  Shares   Amount      Shares       Amount     Capital      Deficit          Total
                        ---------  -------  ------   ------    ---------      ------   -----------  ------------     ---------

Balances
    October 1, 1999     2,375,796  $2,376   4,505     $  5     2,000,000      $2,000   $17,077,128  $(17,950,333)   $  (868,824)


Net Loss for the
 Period                                                                                               (1,046,863)    (1,046,863)
                        ---------  ------   -----     ----     ---------      ------   -----------  ------------    -----------


Balances,
    June 30, 2000       2,375,796  $2,376   4,505     $  5     2,000,000      $2,000   $17,077,128  $(18,997,196)   $(1,915,687)
                        =========  ======   =====     ====     =========      ======   ===========  ============    ===========













                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED JUNE 30,
                                                              --------------------------------
                                                                  2000                1999
                                                              -----------         -----------
Cash flows from operating activities:
    Net loss                                                  $(1,046,863)        $  (985,397)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Depreciation                                               34,584              19,865
        Amortization                                                7,061               6,791
        Loss on disposal of assets                                                      1,988
        Increase (decrease) in cash due to changes in:
           Accounts receivable                                     58,567             (69,772)
           Inventories                                             52,841            (112,248)
           Prepaid expenses                                        56,653            (116,816)
           Other assets                                              (400)             (3,051)
           Accounts payable and accrued expenses                   97,303             (39,339)
                                                              -----------         -----------

Net cash used in operating activities                            (740,254)         (1,297,979)
                                                              -----------         -----------

Cash flows from investing activities:
    Deferred patent costs incurred                                 (4,245)            (12,543)
    Acquisition of furniture and equipment                        (22,058)            (51,064)
                                                              -----------         -----------


Net cash used in investing activities                             (26,303)            (63,607)
                                                              -----------         -----------


Cash flows from financing activities:
    Proceeds from line of credit                                                      100,000
    Repayment of line of Credit                                                      (100,000)
    Director and Officer loans                                    831,000           1,123,309
    Repayment of liabilities under Reorganization Plan                                 (2,584)
    Payments on note payable, bank                                (11,884)            (10,732)
    Repayment of Director and Officer loans                       (20,000)
                                                              -----------         -----------

Net cash provided by financing activities                         799,116           1,109,993
                                                              -----------         -----------

Increase (decrease) in cash and cash equivalents                   32,559            (251,593)

Cash and cash equivalents at beginning of period                  176,998             452,099
                                                              -----------         -----------


Cash and cash equivalents at end of period                    $   209,557         $   200,506
                                                              ===========         ===========



                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Interest paid was $3,870 and $6,435 for the nine months ended June 30, 2000 and 1999, respectively.

                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


1. The interim financial statements of Fountain Pharmaceuticals, Inc. (the "Company") which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB for the year then ended. The report of the Company independent auditors for the year ended September 30, 1999 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

     The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

     Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities (Common Stock options and Warrants). For the three and nine months ended June 30, 2000 and 1999 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

2.   Management's plans regarding operations and capital resources:

     The Company has incurred recurring losses and has a $2,158,868 working capital deficit at June 30, 2000. During the past two and one-half years these losses have been principally funded through sales of preferred stock ($2,500,000) to an entity controlled by the Company's current Chairman of the Board (Mr. Schuchert) and advances of $2,311,000 from Mr. Schuchert. Given the limited financial resources of the Company, the Company is continuing to reduce operating expenses. In addition, the Company is continuing to de-emphasize building an internal sales infrastructure and is concentrating its efforts on establishing partnerships and/or joint ventures with sales channels that do not require up front investment or overhead expense. These relationships may include commission only sales personnel, E-Commerce marketing partners, etc. Based upon the Company's current budget guidelines, management believes that the Company has sufficient working capital to enable the Company to meet its anticipated operating expenses through August 31, 2000. Mr. Schuchert has conditionally indicated his intention to fund the Company's cash needs for the near term but is under no obligation to do so. If the Company is unable to secure additional financing from Mr. Schuchert in the very near term, it will not be able to continue as a going concern and will suspend operations.

3. The Company has entered into certain license agreements under which fees are earned at the time the product is produced by the licensee. The Company recognizes the revenue under these agreements when the licensee notifies the Company of the production. License fees are included in total revenue in the accompanying Statement of Operations for the three and nine months ended June 30, 2000. For the three and nine months ended June 30, 1999, certain items have been reclassified to conform with the presentation for three and nine months ended June 30, 2000.

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

         As a result of significant increases in marketing costs associated with the expansion of existing product lines and the introduction of new products during the fiscal year ended September 30, 1998, which were not offset by sales revenues during the period, the Company substantially utilized its working capital resources. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The credit agreement provides for a two-year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines.

         As a result of additional costs associated with the development and marketing of two new product lines during the fiscal year ended September 30, 1999, the Company fully utilized the $1,500,000 line of credit. In order to maintain current operations for the fiscal year ending September 30, 2000, the Company obtained short term unsecured loans from its President, Mr. Gerald Simmons, and Mr. John C. Walsh, a director of the Company in the aggregate amount of $20,000. During the first ten months of Fiscal 2000, Mr. Schuchert has made advances to the Company as an additional unsecured demand loan, the terms of which have not been finalized. As of July 25, 2000, the outstanding principal balance of this demand loan was $811,000.

         Mr. Schuchert has conditionally indicated his intention to fund the Company's cash needs for the near term but is under no obligation to do so. If the Company does not secure additional financing from Mr. Schuchert in the very near term, the Company will not be able to continue as a going concern and will suspend operations. See "Liquidity and Capital Resources."

         RESULTS OF OPERATIONS

         During the quarter ended June 30, 2000, the Company realized a net loss of $216,618 on revenues of $361,447, compared to net loss of $246,888 on revenues of $475,578 for the quarter ended June 30, 1999. The decrease in losses from the prior year's quarter ended June 30, 1999, is attributable primarily to the overall reduction in operating expenses. The decrease in revenues of 24.0% from the prior year's quarter ended June 30, 1999 was a result of the discontinued sunscreen brand, Daylong(R), discontinued royalties from the Company's European licensee in Norway due to new licensee agreement and additional sunscreen produced in the quarter ended March 31, 2000, by the Company's European licensee in Switzerland that was scheduled to be produced during the quarter ended June 30, 2000.

         During the quarter ended June 30, 2000, the Company incurred operating expenses of $455,516, a 30.0% decrease over operating expenses of $655,996 in the quarter ended June 30, 1999. This decrease in expenses was primarily due to reduction in personnel, legal fees, clinical research studies, marketing efforts relating to new projects, and sales and marketing expenses relating to the Company's new skin care brand, Celazome(TM).

         During the nine months ended June 30, 2000, the Company incurred a net loss of $1,046,863 on revenues of $928,741, compared to a net loss of $985,397 on revenues of $1,114,774 for the comparable period ended June 30, 1999. This increase in losses from the prior year's nine months ended June 30, 1999, is attributable primarily to expenses relating to increased sales and marketing efforts in connection with the Company's new skin care brand, Celazome(TM), which was launched in October 1999 in the aesthetician market, sales and marketing efforts relating to new markets and interest expense on a secured line of credit arrangement with Mr. Joseph S. Schuchert, Jr. (See "Liquidity and Capital Resources.") Interest expense for the nine months ended June 30, 2000 was $171,502 representing a 394.1% increase over interest expense of $34,707 in the nine months ended June 30, 1999. This increase in interest expense is associated with the secured line of credit and the unsecured loan with Mr. Joseph S. Schuchert, Jr. The decrease in revenues from the prior year's nine months ended June 30, 1999, was a result, primarily, of the discontinued sunscreen brand, Daylong(R), in the golf market and advanced shipments in the quarter ended December 31, 1998, to a European licensee in anticipation of sunscreen product promotion for the 1999 summer season.

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

          As a result of such a significant increase in marketing costs and legal fees, which were not offset by sales revenues, the Company had substantially utilized its working capital resources by December 1998. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The credit agreement (the "Credit Agreement") provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which is due on the earlier of December 31, 2000, 180 days from written demand of Mr. Schuchert as lender or upon an event of default under the agreement. The line of credit bears interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the WALL STREET JOURNAL, plus 1 1/2% or (ii) 9%, which is payable monthly or may be accrued. The facility is secured by all of the assets of the Company (subject to any existing liens). The facility is subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As of July 25, 2000, the Company had $1,500,000 outstanding under this facility plus accrued interest of $184,681 as of June 30, 2000. The proceeds of the loan have been utilized to fund operations and to pay legal fees in connection with the Dermik lawsuit. Under the terms of the warrant granted in connection with the Credit Agreement, Mr. Schuchert is entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility and 1.6 shares of Common Stock for each dollar of accrued interest that is unpaid when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. As of July 25, 2000, Mr. Schuchert is entitled to purchase an aggregate of 2,695,489 shares of Common Stock under such warrant.

          As of June 30, 2000, the Company had a working capital deficit of $2,158,868, a decrease in working capital of $2,544,332 from the level of working capital of $385,464 as of September 30, 1999. Such decrease in working capital is primarily attributable to increased expenses associated with sales and marketing efforts relating to existing and new markets, financial software to comply with Y2K, accrued interest on the Credit Agreement, and the reclassification of the $1,500,000 Credit Agreement with Mr. Schuchert due December 31, 2000 from long term to current liabilities. As a result of such increased expenditures, which were not offset by sales revenues, the Company substantially utilized its working capital resources by October 1999. In order to provide working capital during the first quarter of Fiscal 2000, the Company obtained short term unsecured loans, consisting of $5,000 from Mr. Gerald T. Simmons, the Company's President and $15,000 from John C. Walsh, a Director of the Company, all of which have been repaid.

          Since October 1999, the Company has substantially relied upon advances by Mr. Schuchert, a Director of the Company, to provide working capital to fund operations. Mr. Schuchert made the advances as an additional unsecured demand loan, the terms of which have not been finalized. As of July 25, 2000, the outstanding principal balance of this demand loan was $811,000. As of July 25, 2000 the Company's cash position was $205,800. Given the limited financial resources of the Company, the Company is continuing to reduce operating expenses. In addition, the Company is continuing to de-emphasize building an internal sales infrastructure and is concentrating its efforts on establishing partnerships and/or joint ventures with sales channels that do not require up front investment or overhead expense. These relationships may include commission only sales personnel, E-Commerce marketing partners, etc. Based upon the Company's current budget guidelines, management believes that the Company has sufficient capital to enable the Company to meet its anticipated operating expenses through August 31, 2000. Mr. Schuchert has conditionally indicated his intention to fund the Company's cash needs for the near term but is under no obligation to do so. If the Company does not secure additional financing from Mr. Schuchert in the very near term, the Company will not be able to continue as a going concern and will suspend operations.

         EFFECTS OF INFLATION

         The Company does not expect inflation to materially effect its results of operations, however, it does expect that its operating costs and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         (a) GENERAL

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         When used in this Quarterly Report on Form 10-QSB, the words "may", "will", "expect", "anticipate", "continue", "estimate", "intend", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ from those included within the forward-looking statements (which differences may be material) as a result of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations in the immediate term; (ii) the Company's ability to retain existing or obtain additional licensees who act as distributors of its products; (iii) the Company's ability to obtain additional patent protection for its encapsulation technology; and
(iv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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


                                         FOUNTAIN PHARMACEUTICALS, INC.



Dated:  July 31, 2000                    /s/ Gerald T. Simmons
                                         --------------------------------------
                                         GERALD T. SIMMONS
                                         Chief Executive Officer, President and
                                         Chief Accounting Officer