Form 10KSB
period 2000-09-30
FOUNTAIN PHARMACEUTICALS INC
filed 2001-02-14
CIK 851199

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2000
                           Commission File No. 0-18399

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

                   7279 Bryan Dairy Road, Largo, Florida 33777
                  --------------------------------------------
                    (Address of Principal Executive Offices)

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


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Registrant's revenues for the year ended September 30, 2000:

                                   $1,163,310

         The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of February 12, 2001 was approximately $66,443 based upon the closing sales price of the Company's Common Stock as of February 12, 2001 (see Footnote (1) below).


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

                       Yes   X                    No
                           -----                     -----


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

         The number of shares outstanding of the Registrant's class of Common Stock, par value $.001 per share, as of February 12, 2001, was 2,375,796.

         The number of shares outstanding of the Registrant's Class B Common Stock, par value $.001 per share, as of February 12, 2001, was 4,505.


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

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
         --------------------------------------------------------------


When used in this Annual Report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations in the immediate term; (ii) the Company's ability to retain existing or obtain additional licensees who act as distributors of its products; (iii) the Company's ability to obtain additional patent protection for its encapsulation technology; and (iv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required by law, the Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

         As a result of significant increases in marketing costs associated with the expansion of existing product lines and the introduction of new products during fiscal year ended September 30, 1998, which were not offset by sales revenues during the period, the Company substantially utilized its working capital resources. In order to provide working capital, the Company also entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The credit agreement provides for a two-year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines.

         As a result of additional costs associated with the development and marketing of two new product lines during fiscal year ended September 30, 1999, the Company fully utilized the $1,500,000 line of credit. In order to maintain current operations for fiscal year ending September 30, 2000, the Company obtained short term unsecured loans from its former President, Mr. Gerald Simmons and Mr. John C. Walsh, a director of the Company in the aggregate amount of $20,000. During fiscal 2000 and subsequently, Mr. Schuchert made additional unsecured advances to the Company, the terms of which have not been finalized. As of February 12, 2001, the outstanding principal balance of this unsecured loan was $1,211,500.

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

         The Company has developed a number of proprietary products utilizing its SDMC technologies. These include non-regulated consumer goods and dermatologic products consisting of sunscreens, lotions and moisturizers. These products have been marketed by the Company under the LyphaZome(R), Celazome(R), Octazome(R) and Daylong(R) names and under other proprietary names of licensees. The Company currently markets its products under LyphaZome(R) and as well as under other proprietary names of licensees. During fiscal 2000 the Company introduced a line of skin care products under the Celazome(R) name. During fiscal 1999 the Company discontinued the Octazome(R) and Daylong(R) name product lines due to limited sales.

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

Business Strategy

         The Company's principal business goal in the short term is to obtain sufficient capital to continue operations. Provided the Company is able to secure additional capital necessary to fund operations beyond the near term, the Company intends to continue to leverage the strengths of its SDMC technology to form strategic relationships with revenue potential.

o Continue to pursue clinical investigation of existing pharmaceutical compounds with potential pharmaceutical partners that may be administered to humans more efficiently and potentially with less side effects utilizing the Company's patented SDMC technology.

o Continue to maintain the loyal base of the Company's OTC (Over the Counter) sunscreen and moisturizer franchise.

o Continue to expand OTC, cosmeceutical and prescription products through its international strategic partner relationships.

o Aggressively identify marketing distribution partners for the Company's recently developed Celazome(R) `cosmeceutical' line.

o Continue to pursue joint venture and merger candidates to expand its business base.

         However, there can be no assurances that any such transactions will be successfully completed by the Company.

         Immediate term operation of the Company and the execution of any of the Company's expansion plans will require additional sources of financing beyond its current resources. Management is actively pursuing additional sources of financing. However, there can be no assurances to that such financing will be available or that it will be available upon terms advantageous to the Company. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

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

Sales and Marketing

         From inception through 1994, the Company had undertaken its marketing activities principally through the efforts of management and independent sales and marketing consultants who initiated sales efforts with certain retail department stores, hospitals and health care institutions, retail pharmaceutical chains and scientific organizations. However, over the past six years, in view of the Company's limited financial resources, it has focused its principal marketing efforts on the sale of products through licensing arrangements with certain pharmaceutical companies. Management believes that these licensing arrangements have offered significant marketing opportunities without imposing material operating expenses upon the Company, and that these types of arrangements should be expanded.

         The Company has three principal licensing arrangements with major European licensees. Under such arrangements the Company realizes revenues from the sale of products to the licensees who act as distributors and from royalties which are earned as the result of subsequent sales of these products by such licensees. Of its licensees, Spirig AG and Nycomed Pharma AS represent in the aggregate more than 63.8% of the Company's revenues. The Nycomed Pharma AS license covers markets in Norway, Denmark, Belgium, Holland and Luxembourg. Spirig AG is the Company's licensee for Switzerland, Germany and certain markets in Eastern Europe.

         In August 2000, Spirig AG informed the Company that it would begin transitioning its sunscreen to a non-LyphaZome technology. The transition will begin subsequent to fiscal year ending September 30, 2000 and will be completed by March 22, 2003, the expiration of Spirig AG's contract. The Company has agreed to accept a fee from Spirig AG based on sales of the non-LyphaZome sunscreens. This fee is in lieu of the normal licensing fee. At this point, the Company is unable to quantify its projected loss of revenue from the Spirig AG contract. To offset the potential revenue decreases from Spirig AG, the Company is negotiating with a number of new international licensee/distributor candidates. As of October 2000, Quinoderm, Ltd. has signed a licensee agreement with the Company to distribute products in the United Kingdom and Ireland markets.

         The Company also markets its products directly to professionals, including physicians, podiatrists and aestheticians, and the consumer market through its in-house sales staff. During fiscal year ended September 30, 2000 direct sales represented approximately 32.9% of the Company's total revenues. During the first quarter of fiscal 2000, the Company launched a new line of skin care products under the Celazome(R) name. Given the limited financial resources of the Company, the Company curtailed its marketing efforts during the remainder of fiscal 2000 pending the securing of additional financing to continue operations.

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

         The Company has obtained patents for its novel method for making lipid-based carrier vehicles or "SDMCs": U.S. Patent 5,133,965 issued on July 28, 1992 (now abandoned), and U.S. Patent 5,269,979 issued on December 14, 1993. The Company made the decision to abandon the `965 patent by failing to pay a maintenance fee due in Year 2000 to the United States Patent and Trademark Office. The `979 patent relates to unique methodology for making relatively small-sized, homogenous populations of lipid-based carrier vehicles. A shelf-stable precursor solution containing a drug or other substance can be converted into the vehicles by simple aerosolization or dilution with water. The precursor solution can also be dried onto a surface, such as a bandage material, and rehydrated upon contact with fluids at the wound site to deliver medicaments to the wound. Counterpart patents have issued in Australia, Canada, Norway, Israel, Japan, Hong Kong, Spain and EPC (European Patent Convention). The European patent was validated in Austria, Belgium, France, Great Britain, Germany, Italy, Luxembourg, Netherlands, Sweden, and Switzerland-Liechtenstein. The Company has a counterpart application in Singapore. The granting fees have been paid in Singapore, and issuance is expected in the near future.

         The Company is pursuing additional patent coverage in the United States on other aspects of its SDMC technology. U.S. Patent 5,879,703 relates to shelf-stable precursor solutions and issued on March 9, 1999. Counterpart patents have been granted in Australia, Singapore and the EPC (validated in Austria, Belgium, Denmark, France, Great Britain, Germany, Italy, Portugal, Spain, Netherlands, Sweden, and Switzerland-Liechtenstein.) The Company has counterpart applications pending in Canada, Hong Kong and Japan.

         Obtaining patents on the pending applications will add to the Company's patent portfolio and will strengthen the Company's position with regard to competitors' efforts to design around the

Company's existing patents. Although the Company continues to believe the pending applications contain patentable claims, there is no assurance that the respective Patent Offices will ultimately grant these claims. Further, there are no assurances that the Company's issued patents will not be designed around, infringed upon, or successfully challenged by others in litigation. No assurance can be given that the Company will have sufficient resources to either institute or defend any action by or against the Company with respect to such patents. While the Company believes that the protection afforded by a patent would be important to its business, the Company will continue to rely upon trade-secrets, know-how and continuing technological advancements in order to maintain its competitive position. Trade secret protection, however, may be limited by foreign publication of the patent application and by the issuance of the patents mentioned above.

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

         As of February 12, 2001, the Company employed twelve (12) persons including an interim chief executive officer, an interim chief financial officer, a technical director, an aesthetic marketing and sales director, warehouse, sales and administrative personnel.

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

         The Company has suffered recurring losses from operations and as of the date of this 10-KSB has a net capital deficiency. Based upon its present operating expenses, taking into account available cash reserves, the Company will not be able to continue as a going concern beyond the immediate term without an infusion of additional debt or equity financing to fund operations. Thus, the continued operations of the Company are wholly dependent upon its ability to generate material sales revenues and secure other sources of debt or equity financing, as to which there can be no assurances. Even if the Company obtains additional working capital in the immediate term, to the extent operating expenses increase in the future, which may be likely given the Company's present business strategy, the need for additional funding may be accelerated. The Company's auditors have qualified their opinion on the Company's financial statements due to the substantial uncertainty regarding the Company's ability to continue as a going concern. This qualification results, in part from the fact that at the time the financial statements were issued, the Company does not have sufficient liquidity to meet its projected cash obligations beyond the immediate term. Thus, the Company believes that, without additional financing, it will not have sufficient liquidity to meet its cash obligations as they become due in the immediate term without significant additional working capital.

Limited market for the Company's Common Stock increases the possible volatility of the Company's stock prices and the value of any investment in the Company's equity may be reduced.

         The public trading market for shares of the Company's Common Stock is limited on the OTC Bulletin Board. Our directors, officers and principal stockholders hold over 53.5% of the outstanding Common Stock of the Company which has reduced the supply of shares eligible for public resale and reduced the trading market for the Company's Common Stock. There can be no assurances that an active trading market for the Company's Common Stock will be developed or be sustained. By its very nature, trading on the OTC Bulletin Board provides only limited market liquidity. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small cap companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock.

We must identify new management to develop and implement our business plan.

         As of the date of this Annual Report, each of our executive officers is serving in that capacity on an interim basis while we search for a management team which can develop and implement a business plan for our products and technologies. In light of our current financial condition and historic results of operations, it may be difficult to recruit qualified individuals. Failure to recruit a qualified management team to develop and implement a business plan will have an adverse effect on us.

Senior management beneficially owns a significant percentage of the Company's Common Stock and therefore has significant influence over the election of directors.

         Our officers, directors and principal stockholders own approximately 83.7% of the Common Stock of the Company on a fully diluted basis. See Item 11 - "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." In addition, prior to the conversion of the Series A Preferred Stock, the holder is entitled to the number of votes cast by the holders of outstanding Common Stock, plus seven (7) votes. Consequently, upon exercise of their vested options and warrants and by virtue of Delaware law, these stockholders are in a position to elect all of our directors and possibly control the outcome of other corporate matters without the approval of our other stockholders. In addition, applicable statutory provisions and the ability of the Board of Directors to issue one or more series of Preferred Stock without stockholder approval could deter or delay unsolicited changes in control of the Company by discouraging open market purchases of our stock or a non-negotiated tender or exchange offer for such stock, which may be disadvantageous to our stockholders who may otherwise desire to participate in such a transaction and receive a premium or their shares.

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

ITEM 2
------

         PROPERTIES
         ----------

         The Company owns no real property. The Company leases approximately 8,404 square feet of office, laboratory, production and warehouse facilities located in Largo, Florida. The lease, dated December 18, 1997 as amended March 20, 1998, provides for a monthly rental of $7,413 for a term of five years, ending December 31, 2003. In addition, the Company sub-leased an approximately 2,670 square feet warehouse facility next to its offices. This lease dated March 30, 1999, provides for a month rental of $1,613 for a term of 1 year ending March 30, 2000. The Company continued to sub-lease this warehouse on a month to month basis ending December 31, 2000. As of December 31, 2000, the Company no longer sub-leases this warehouse. The 8,404 square feet facilities are adequate for the Company's current and foreseeable needs.

ITEM 3
------

         LEGAL PROCEEDINGS
         -----------------

         None.

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

         The following table sets forth certain information with respect to the high and low market prices of the Company's Common Stock for the fiscal years ended September 30, 1999 and 2000, and for the first and second quarters of its fiscal year ending September 30, 2001. No trading market exists for shares of the Company's Class B Common Stock.

         Fiscal 1999                        HIGH                       LOW
         -----------                        ----                       ---

         First Quarter                       .625                     .1875
         Second Quarter                     .4375                     .25
         Third Quarter                     1.0625                     .25
         Fourth Quarter                    1.0625                     .375

         Fiscal 2000                        HIGH                       LOW
         -----------                        ----                       ---

         First Quarter                     1.00                       .25
         Second Quarter                     .6875                     .25
         Third Quarter                      .375                      .25
         Fourth Quarter                     .3125                     .125

         Fiscal 2001                        HIGH                       LOW
         -----------                        ----                       ---

         First Quarter                      .17                       .05
         Second Quarter                     .06                       .06
         (January 1 - February 12, 2001)


         The closing price of the Company's Common Stock on February 12, 2001 was $ .06.

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

         B.       Reverse Stock Split
                  -------------------

         In order to facilitate the conversion of the Company's Preferred Stock and to enhance the market price and liquidity of the Company's Common Stock, the Company effectuated a one for twenty reverse stock split, specifically, a conversion of every twenty issued and outstanding shares into one share of the same class of Common Stock as of December 11, 1997 (the "Reverse Stock Split"). As of February 12, 2001, the Company had 2,380,301 shares of Common Stock outstanding.

         C.       Holders
                  -------

         Records of the Company's stock transfer agent indicate that as of February 12, 2001, the Company had 422 record holders of its Class B Common Stock and Common Stock. Since a significant number of the shares of the Company are held by financial institutions in "street name," it is likely that the Company has significantly more stockholders than indicated above. The Company estimates that it has approximately 2,187 record holders, including such shares held in "street name."

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

         As a result of significant increases in marketing costs associated with the expansion of existing product lines and the introduction of new products during fiscal year ended September 30, 1998, which were not offset by sales revenues during the period, the Company substantially utilized its working capital resources. In order to provide working capital, the Company also entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The credit agreement provides for a two-year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines.

         As a result of additional costs associated with the development and marketing of two new product lines during fiscal year ended September 30, 1999, the Company fully utilized the $1,500,000 line of credit. In order to maintain current operations for the fiscal year ended September 30, 2000, the Company obtained short term unsecured loans from its former President, Mr. Gerald Simmons and Mr. John C. Walsh, a director of the Company in the aggregate amount of $20,000. During fiscal 2000, and subsequently, Mr. Schuchert made additional unsecured advances to the Company, the terms of which have not been finalized. As of February 12, 2001, the outstanding principal balance of this unsecured loan was $1,211,500.

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

         Results of Operations
         ---------------------

         During the fiscal year ended September 30, 2000, the Company realized a net loss of $1,523,142 on revenues of $1,163,310, compared to a net loss of $1,734,517 on revenues of $1,363,562 for the fiscal year ended September 30, 1999. This decrease in net losses is attributable primarily to the overall reduction in operating expenses during the fiscal year ended September 30, 2000. This decrease in operating expenses was primarily due to reduction in personnel, legal fees, clinical research studies, marketing efforts relating to new projects, and sales and marketing expenses relating to the Company's new skin care brand, Celazome(R).

         Revenues for fiscal year ended September 30, 2000 of $1,163,310 represented a decrease of $200,252 or 14.7% from revenues of $1,363,562 during fiscal year ended September 30, 1999. The decrease in revenues was a result of the discontinued sunscreen brand, Daylong(R) in the golf market, discontinued royalties from the Company's European licensee in Norway due to new licensee agreement.

         During the fiscal year ended September 30, 2000, the Company incurred operating expenses of $2,102,553, represented a decrease of $732,552 or 25.8% over operating expenses of $2,835,105 for the prior fiscal year ending September 30, 1999. This decrease in operating expenses was primarily due to reduction in personnel, legal fees, clinical research studies, marketing efforts relating to new projects, and sales and marketing expenses relating to the Company's new skin care brand, Celazome(R).

         During the fiscal year ended September 30, 2000, the Company incurred interest expense of $249,212, a 271.1% increase over interest expense of $67,154 for the prior fiscal year ending September 30, 1999. This increase in interest expense is associated with the secured line of credit arrangement and the unsecured loan with Mr. Joseph S. Schuchert, Jr. (See "Liquidity and Capital Resources.")

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

         As a result of such significant increase in marketing costs and legal fees, which were not offset by sales revenues, the Company had substantially utilized its working capital resources by December 1998. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The Credit Agreement (the "Credit Agreement") provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which was due on December 31, 2000, 180 days from written demand of Mr. Schuchert as lender or upon an event of default under the agreement. As of February 12, 2001, Mr. Schuchert has not called the credit agreement on the Company, but is under no obligation to do so. The line of credit bears interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the Wall Street Journal, plus 1 1/2% or (ii) 9%, which is payable monthly or may be accrued. The facility is secured by all of the assets of the Company (subject to any existing liens). The facility is subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As of February 12, 2001, the Company had $1,500,000 outstanding under this facility plus accrued interest of $298,298 as of January 31, 2001. The proceeds of the loan have been utilized to fund operations and to pay legal fees in connection with the Dermik lawsuit which was settled in March 1999. Under the terms of the warrant granted in connection with the Credit Agreement, Mr. Schuchert is entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility and 1.6 shares of Common Stock for each dollar of accrued interest that is unpaid when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. As of February 12, 2001, Mr. Schuchert is entitled to purchase an aggregate of 2,877,276 shares of Common Stock upon the exercise of such warrant.

         As of September 30, 2000, the Company had a working capital deficit of $2,638,362, a decrease in working capital of $3,023,826 from the level of working capital of $385,464 as of September 30, 1999. The decrease in working capital is primarily attributable to increased expenses associated with sales and marketing efforts relating to existing and new markets, financial software to comply with Y2K, accrued interest on the Credit Agreement, and the reclassification of the $1,500,000 credit agreement with Mr. Schuchert due December 31, 2000 from long term to current liabilities. As a result of such increased expenditures, which were not offset by sales revenues, the Company substantially utilized its working capital resources by October 1999. In order to provide working capital in the near term, the Company obtained short term unsecured loans, consisting of $5,000 from its then President, Mr. Gerald T. Simmons, and $15,000 from John C. Walsh, a Director of the Company, all of which have been repaid.

         Since October 1999, the Company has substantially relied upon advances by Mr. Schuchert, a Director of the Company, to provide working capital to fund operations. Mr. Schuchert made the advances as an additional unsecured loan, the terms of which have not been finalized. As of February 12, 2001, the outstanding principal balance of this unsecured loan was $1,211,500 plus estimated accrued interest of $115,884 as of January 31, 2001. As of February 12, 2001 the Company's cash position was $127,381. Given the limited financial resources of the Company, the Company is continuing to reduce operating expenses. In addition, the Company is continuing to de-emphasize building an internal sales infrastructure and is concentrating its efforts on establishing partnerships and/or joint ventures with sales channels that do not require up front investment or overhead expense. Among others, these relationships may include commission only sales personnel and E-Commerce marketing partners. Based upon the Company's current budget guidelines, management believes that the Company has sufficient capital to enable the Company to meet its anticipated operating expenses through February 28, 2001. Mr. Schuchert has conditionally indicated his intention to fund the Company's cash needs for the near term but is under no obligation to do so. If the Company does not secure additional financing from Mr. Schuchert in the very near term, the Company will not be able to continue as a going concern and will suspend operations.

         In August 2000, Spirig AG informed the Company that it would begin transitioning its sunscreen to a non-LyphaZome technology. The transition will begin subsequent to fiscal year ending September 30, 2000 and will be completed by March 22, 2003, the expiration of Spirig AG's contract. The Company has agreed to accept a fee from Spirig AG based on sales of the non-LyphaZome sunscreens. This fee is in lieu of the normal licensing fee. At this point, the Company is unable to quantify its projected loss of revenue from the Spirig AG contract. To offset the potential revenue decreases from Spirig AG, the Company is negotiating with a number of new international licensee/distributor candidates. As of October 2000, Quinoderm, Ltd. has signed a licensee agreement with the Company to distribute products in the United Kingdom and Ireland markets.

         Year 2000 Compliance

         As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the year 2000 and beyond. In connection with its ongoing information system management efforts, financial and operation systems have been assessed, and detailed plans have been developed and have been implemented to make the necessary modifications to ensure year 2000 compliance. The financial impact of making the required system changes for year 2000 compliance did not have a material effect on the Company's financial statements.

Effects of Inflation

         The Company does not expect inflation to materially effect its results of operations, however, it does expect that its operating costs and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

ITEM 7
------

         FINANCIAL STATEMENTS
         --------------------

         Financial statements are included under Item 13(A) and may be found at pages F-1 through F-18.

ITEM 8
------

         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III
                                    --------

ITEM 9
------

         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

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

Name                           Age     Position(s) Held
----                           ---     ----------------

Gerald T. Simmons              56      Former Chief Executive Officer and
                                       President (1)

Christopher J. Whitaker        41      Interim Chief Executive Officer and Vice
                                       President of Operations

Francis J. Werner              47      Interim Chief Financial Officer and
                                       Director of Finance and Administration

James E. Fuchs                 73      Secretary and Director

Joseph S. Schuchert, Jr.       70      Chairman and Director

Dr. Christopher Brown          47      Director

Carol Rae                      55      Director

John C. Walsh                  60      Director

(1) Mr. Simmons resigned as Chief Executive Officer and President effective November 30, 2000.

         B.       Business Experience
                  -------------------

Gerald T. Simmons

         Mr. Simmons had served as Chief Executive Officer and President from December 1, 1998 to his resignation on November 30, 2000. Prior to Fountain Pharmaceuticals, Inc. he held the position of President, Chief Executive Officer and Director of MantiCore Pharmaceuticals, Inc., a development stage drug delivery company from December 1996 to December 1998. Prior to MantiCore, Mr. Simmons was President, Chief Executive Officer and Director of Cellegy Pharmaceuticals, Inc. (NASDAQ-CLGY), a dermatology and drug delivery company from December 1992 to January 1996. Prior to senior business development assignments with two biotechnology companies, Mr. Simmons was employed by Schering-Plough Corp. as Director of Marketing for OTC consumer products and as Vice President, New Ventures with responsibility for new product development as well as mergers and acquisitions for consumer operations. Mr. Simmons is a Director of MantiCore Pharmaceuticals, Inc. He received his MBA from the University of Buffalo and a BA from Canisius College.

Christopher J. Whitaker

         Mr. Whitaker has been Vice President of Operations since August 3, 1998. Currently he is serving as Interim Chief Executive Officer. He joined the Company in March 1998 as Director of Marketing. Prior to joining the Company in March 1998, Mr. Whitaker was Vice President of Marketing and New Product Development from 1996 through 1998 for HT Marketing Inc., a small consumer products company. From 1987 through 1995, Mr. Whitaker held various positions with Schering-Plough, a leading international pharmaceutical company. Among the positions held, Mr. Whitaker served as Senior Product Manager for several nationally known brands such as Coppertone and Correctol, as well as new product and business development. In total, he has over fifteen years of increasing responsible rolls in consumer packaged goods marketing and has experience marketing skincare and sun care products on leading consumer brands. He received his MBA from Indiana University and a BS in Engineering from the University of Cincinnati.

Francis J. Werner

         Mr. Werner has been the Director of Finance and Administration for the Company since July 1992. Currently he is serving as Interim Chief Financial Officer. He joined the Company in May 1990 as Controller. He is responsible for all financial and treasury functions, SEC reporting, human resources and administration. Prior to working for the Company, from 1986 to 1990, he was Plant Controller with a leading medical device company, Storz Ophthalmics, Inc., a subsidiary of American Cyanamid Company, which manufactures interocular lenses for cataract surgery. At Storz, he was instrumental in the design and implementation of an automated cost reporting system and internal control/audit systems. In total, he has over twenty-seven years broad experience in accounting and finance, accumulated in both public and private accounting. He holds a Bachelor of Science degree in Business Administration (area of Accounting) from Christian Brothers University.

James E. Fuchs

         Mr. Fuchs has been a member of the Company's Board of Directors since November 1990 and assumed the office of Treasurer of the Company in April 1992. Mr. Fuchs is Chairman and Chief Executive Officer of The Grenfox Group, Inc., a company in the business of developing environmentally friendly products for the ink and coatings market. He was Chairman and Chief Executive Officer of Fuchs, Cuthrell & Co., Inc., an international human resources consulting firm specializing in corporate executive outplacement and post-career planning from 1970 to 1994. Among the executive positions he has held are managerial and account executive positions for the National Broadcasting Company; Vice President and Senior Corporate Marketing Officer of Curtis Publishing Company; Vice President, Marketing and Communications, and Director of Mutual Broadcasting Systems; President and Director of Mutual Sports, Inc., and Senior Vice President, Marketing, and a Director for a specialized executive consulting firm. From 1982 through 1996, Mr. Fuchs was Chairman, from 1997 through 1999, Executive Director and since 1999, President of the Silver Shields Foundation, which supports the education of children and widows of New York/New Jersey/Connecticut area law enforcement officers and firefighters that are killed in the line of duty. Mr. Fuchs is a Yale graduate and a two-time U.S. Olympic medallist and gold medallist in the shot put and discus in the first Pan American Games. He is a member of the Board of Directors of the United States Olympic Committee.

Joseph S. Schuchert, Jr.

         Mr. Schuchert has been a member of the Company's Board of Directors since July 1997 and was appointed Chairman in June, 1999. In addition, over the past five plus years he is Chairman and co-founder of Kelso & Company, Inc., one of the oldest and most established firms specializing in private equity investing and in leveraged acquisitions. Mr. Schuchert received a BS in electrical engineering from Carnegie Mellon University and an LLB from the University of Pittsburgh Law School. Mr. Schuchert serves as a Trustee at Carnegie Mellon University of Pittsburgh Law School. Mr. Schuchert serves as a Trustee at Carnegie Mellon University and is a member of the Board of Directors of American Standard, Inc., Earle M. Jorgensen Company and the United States Chamber of Commerce.

Dr. Christopher Brown

         Dr. Brown has been a member of the Company's Board of Directors since July 1997. Dr. Brown is board certified in both internal medicine and infectious diseases and over the past five plus years practices internal medicine in Sheridan, Wyoming. Dr. Brown also consults for Eaglestone Capital, a private equity group, with responsibilities including the evaluation of medical and biotechnology companies with investment potential. Previously, Dr. Brown was employed at the National Institutes of Health (NIH) in Bethesda, Maryland, for ten years, where he was involved in basic and clinical research in HIV immunology as well as neutrophil biology.

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

John C. Walsh

         John C. Walsh was the President, Chief Executive Officer from 1992 until his resignation as of December 1, 1998. In retirement, he has continued to serve as a director of the Company, a position he as held since 1992. From 1989 to 1992, Mr. Walsh was an investor in several private business interests. Prior to 1989, Mr. Walsh held various positions with Merck & Co., Inc., a leading international pharmaceutical company, for over twenty years. Among the positions held, Mr. Walsh served as Senior Vice-President, Europe, with responsibility for operations representing approximately 25% of Merck's business, and as Vice-President, Latin-America with responsibility for regional operations. He served as Managing Director of Merck, Sharpe & Dohme, Brazil and Merck, Sharpe & Dohme, Venezuela, subsidiaries of Merck. Mr. Walsh holds a Bachelor of Science Degree from Villanova University and is a Certified Public Accountant.

         Board of Directors; Audit Committee
         -----------------------------------

         The Board of Directors held four meetings during fiscal 2000. The Company has an Audit Committee of the Board of Directors which was created at a meeting of the Board of Directors on October 9, 1997. The Committee consists of Mr. Fuchs, Mr. Schuchert and Ms. Rae. The Audit Committee is the Company's principal liaison with the Company's independent auditors and is primarily responsible for the review of accounting procedures and methods employed in connection with the Company's audit programs and related management policies. During fiscal 2000 the Audit Committee held one meeting. The Board of Directors has no other committees.

         Directors' Compensation
         -----------------------

         The Company has a policy of not granting fees to directors who attend a regularly scheduled or special meeting of its Board of Directors. However, the Company may reimburse out-of-state directors for their cost of travel and lodging to attend such meetings.

         As of December 16, 1999, for years of past service, Ms. Rae was granted options to purchase 24,000 shares of Common Stock under the 1998 Plan at an exercise price of $.625 per share with the options expiring as of September 23, 2004.

         Involvement in Certain Legal Proceedings
         ----------------------------------------

         None.

         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 2000, all Reporting Persons timely complied with all filing requirements applicable to them, except (i) Form 5's relating to the grant of options to Messrs. Brown, Fuchs, Walsh and Schuchert, and Ms. Rae, and (ii) a Form 5 relating to the number of shares of Common Stock by Ms. Rae.

ITEM 10
-------

         EXECUTIVE COMPENSATION
         ----------------------

                                            SUMMARY COMPENSATION TABLE
=========================================================================================== =======================
                                                                                                  Long Term
                                    Annual Compensation                                          Compensation
------------------------------------------ ------------------- ------------- -------------- -----------------------

                                                Fiscal Year
Name and Principal Position                        Ended
                                               September 30      Salary ($)     Bonus ($)       Options/SARS (#)

------------------------------------------ ------------------- ------------- -------------- -----------------------

Gerald T. Simmons(1)(2)                           2000           $ 77,782         -0-               4,636(7)
Former Chief Executive Officer and                1999           $104,500       $5,000            344,744(7)
President                                         1998             -0-            -0-                -0-

Christopher J. Whitaker(3)                        2000           $124,442         -0-                -0-
Interim Chief Executive Officer and Vice          1999           $110,962       $25,000           37,500(8)
President of Operations                           1998           $ 45,673         -0-                -0-

Francis J. Werner(4)                              2000           $97,991          -0-                -0-
Interim Chief Financial Officer and               1999           $86,912          -0-                -0-
Director of Finance and Administration            1998           $75,000          -0-                -0-

John C. Walsh(5)(6)                               2000             -0-            -0-                -0-
Director, Former Chairman, Chief                  1999           $130,962         -0-             24,000(9)
Executive Officer and President                   1998           $181,731         -0-                -0-

========================================== =================== ============= ============== =======================

(1) As of December 1, 1998, Mr. Simmons was appointed Chief Executive Officer and President pursuant to an employment agreement. See "Employment Arrangements and Change of Control."

(2) Mr. Simmons resigned from his position as Chief Executive Officer and President on November 30, 2000. Mr. Simmons did not receive a severance arrangement. See "Employment Arrangements and Change of Control."

(3) Mr. Whitaker was hired on March 30, 1998 as Director of Marketing. On August 3, 1998, Mr. Whitaker was appointed Vice President of Operations. Effective February 1, 2001 assumed the position as Interim Chief Executive Officer and Vice President of Operations.

(4) Mr. Werner was hired on May 21, 1990 as Controller. On July 1, 1992 Mr. Werner was appointed Director of Finance and Administration. Effective February 1, 2001 assumed the position as Interim Chief Financial Officer and Director of Finance and Administration.

(5) Mr. Walsh resigned from his position as Chief Executive Officer and President on December 1, 1998, but remains as a Company Director. As part of his severance arrangement, Mr. Walsh received full salary and accompanying benefits through August 3, 1999. See "ITEM - 12 CERTAIN RELATIONSHIP AND RELATED TRANSACTONS."

(6) Pursuant to the Company's Plan of Reorganization, Mr. Walsh was entitled to receive aggregate payments of $21,615 payable commencing February 1996 and ending August 1998 as accrued and unpaid salary and expenses. As of September 30, 1998, the obligation was satisfied in full.

(7) Represents options to purchase Common Stock granted as of December 8, 1998, as adjusted as of September 30, 1999 for certain anti-dilution provisions pursuant to Mr. Simmons' employment agreement. The options have an exercise price of $.56 per share and a term expiring on December 8, 2003. The options vested 20% as of the date of grant with the balance vesting 20% on each anniversary of the date of grant.

(8) Represents option to purchase Common Stock granted as of December 8, 1998. The options have an exercise price of $.56 per share. 25,000 options vest 1/3 per year over a period of three years starting December 8, 1998 and expire on December 8, 2003. 12,500 options vest 1/3 per year over a period of three years starting December 8, 1999 and expire on December 8, 2003.

(9) Represents options to purchase Common Stock granted as of September 23, 1999. The options have an exercise price of $.625 per share. The options vest 25% per year over a period of 4 years, and expire on September 23, 2004.

         OPTION/SAR GRANTS TABLE

                                       Option/SAR Grants in the Last Fiscal Year
=======================================================================================================================
                                                Individual Grants
----------------------------------- ---------- ------------------- ------------------- --------------- ----------------
                                                                   % of Total
                                                                   Options/SARs
                                                                   Granted to          Exercise or
                                    Fiscal     Options/SARs        Employees in        Base Price      Expiration
Name                                Year       Granted (#)         Fiscal Year         ($/Sh)          Date
----------------------------------- ---------- ------------------- ------------------- --------------- ----------------

Gerald T. Simmons                     2000           4,636(1)            34.0%              $.56         12/08/2003
Former Chief Executive Officer
and President

Christopher J. Whitaker               2000           -0-(2)               0.0%              -0-               -
Interim Chief Executive Officer
and Vice President of Operations

Francis J. Werner                     2000           -0-(2)               0.0%              -0-               -
Interim Chief Financial Officer
and Director of Finance and
Administration

John C. Walsh                         2000           -0-(2)               0.0%              -0-               -
Director, Former Chairman,
Chief Executive Officer and
President
=================================== ========== =================== =================== =============== ================

(1) Represents options to purchase Common Stock granted as of December 8, 1998, as adjusted as of September 30, 2000 for certain anti-dilution provisions pursuant to Mr. Simmons' employment agreement. The options have an exercise price of $.56 per share and a term expiring on December 8, 2003. The options vested 20% as of the date of grant with the balance vesting 20% on each anniversary of the date of grant.

(2) No options were granted during fiscal year 2000.

         OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE


========================================================================================================================
                              Aggregated Options/SAR Exercises in Last Fiscal Year
                                           and FY-End Option/SAR Value
---------------------------------------------------------------------------- ------------------------ ------------------
                                                                                                      Value of
                                                                             Number of Unexercised    Unexercised
                                                                             Options/SARs at FY-End   In-the-Money
                                                                             (#)                      Options/SARs at
                                                                                                      FY-End ($)(1)
----------------------------------- --------- ----------------- ------------ ------------------------ ------------------

                                              Shares            Value
Name                                Fiscal    Acquired on       Realized     Exercisable/             Exercisable/
                                    Year      Exercise (#)      ($)          Unexercisable            Unexercisable
----------------------------------- --------- ----------------- ------------ ------------------------ ------------------

Gerald T. Simmons                   2000            -0-             -0-      (E)138,787/(U)210,593    (E)$0/(U)$0
Former Chief Executive Officer
and President

Christopher J. Whitaker             2000            -0-             -0-      (E)20,832/(U)16,668      (E)$0/(U)$0
Interim Chief Executive Officer
and Vice President of Operations

Francis J. Werner                   2000            -0-             -0-      (E)37,500/(U)-0-         (E)$0/(U)$0
Interim Chief Financial Officer
and Director of Finance and
Administration

John C. Walsh                       2000            -0-             -0-      (E)6,000/(U)18,000       (E)$0/(U)$0
Director, Former Chairman, Chief
Executive Officer and President
=================================== ========= ================= ============ ======================== ==================

(1) Based upon the closing price of the Company's Common Stock of $.15 per share as reported on the NASDAQ OTC Bulletin Board as of September 30, 2000.

         Employment Arrangements and Change of Control
         ---------------------------------------------

         As of December 1, 1998, the Company entered into an Employment Agreement with Mr. Gerald T. Simmons to serve as Chief Executive Officer and President of the Company. Mr. Simmons is provided with an annual salary of $130,000. The Agreement provides for a term of one year with successive year-to-year renewals unless either party shall elect not to renew upon thirty days prior written notice. The Agreement contains a non-competition and non-solicitation provision that survives his actual employment for a term of two years. Mr. Simmons was also granted options to purchase 173,121 shares of Common Stock (5% of the outstanding Common Stock of the Company including outstanding options, warrants and convertible securities) at an exercise price of $.56 per share. The options are subject to adjustment pursuant to certain anti-dilution protection provisions for securities issued by the Company prior to December 31, 1999, including the outstanding Series A Convertible Preferred Stock held by Holdings and any securities issued by the Company in connection with any debt funded by Eaglestone Capital or any of its affiliates. On November 30, 2000, Mr. Simmons resigned as Chief Executive Officer and President of the Company. Mr. Simmons' contract was then terminated. Provided that Mr. Simmons continued to be employed by the Company, the options vest 20% each year commencing on the date of grant. All options vest in the event of a change in control of the Company as set forth in the Agreement. As of February 12, 2001, Mr. Simmons has options to purchase 349,380 shares of Common Stock of which approximately 40% have vested. Subsequent to his resignation from the Company, Mr. Simmons has until February 28, 2001 to exercise 138,787 options that have vested

         The Agreement also provides Mr. Simmons with various benefits including medical, dental, life and disability insurance and reimbursement of expenses including up to $6,000 per month of commuting expenses during the initial six months of the Agreement and certain relocation expenses thereafter, as applicable.

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

         As of February 12, 2001, the Company had options to purchase 709,380 shares of Common Stock outstanding under the 1998 Plan to directors and employees at exercise prices of $.56 to .625 per share. See "Employment Arrangements and Change of Control."

ITEM 11
-------

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth, as of February 12, 2001, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock and Class B Common Stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon the total number of shares of Common Stock and Class B Common Stock outstanding and alternatively calculated based upon the percentage voting power allocated to such share ownership taking into account the disproportionate voting rights attributed to the Class B Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.

                                              Amount of                 Percent of             Percent of
Name and Address                       Beneficial Ownership(1)     Beneficial Ownership      Voting Power(3)
----------------                       -----------------------     --------------------      ---------------

Gerald T. Simmons
837 4th Avenue                                 138,787(2)                  5.5%                  5.5%
Salt Lake City, UT 84103

Christopher J. Whitaker                         40,332(4)                  1.7%                  1.7%
4758 Stoneview Circle
Oldsmar, FL 34677

Francis J. Werner                               37,600(5)                  1.6%                  1.5%
1845 Seton Drive
Clearwater, FL 33763

James Fuchs                                     55,000(6)                  2.3%                  2.2%
565 Park Avenue
New York, NY  10021

Dr. Christopher Brown                           18,218(7)                   *                     *
240 Keystone Road
Sheridan, WY  82801

Carol Rae                                       32,500(8)                  1.3%                  1.3%
13117 North Creekview Road
Rapid City, SD  57702

Joseph S. Schuchert, Jr.                     4,149,679(9)                 63.5%                 63.4%(10)
Fountain Holdings, LLC
c/o Eaglestone Capital Services, Inc.
400 Oceangate, Suite 1125
Long Beach, CA  90802

John C. Walsh                                1,257,100(11)                52.7%                 52.3%
9 North Pelican Drive
Avalon, NJ  08202

All Directors and Officers as a Group        5,691,716                    83.7%                 83.5%
(8 Persons)


*    Represents less than 1%

(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire within 60 days through the exercise of warrants or the conversion of Preferred Stock pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the Securities Exchange Act of 1934. Also reflects 2,380,301 shares of the Company's Common Stock (including Class B Common Stock) outstanding as of January 8, 2001.

(2) Does not include Common Stock options to purchase 210,593 shares at an exercise price of $.56 per share which was granted December 8, 1998 and which have not vested. Per the Company's 1998 Stock Option Plan (the "Plan"), the 138,787 Common Stock options must be exercised only within three months after the termination of employment and within the option period. Mr. Simmons resigned as Chief Executive Officer and President on November 30, 2000. The 138,787 Common Stock options must be exercised no later than February 28, 2001 or they will be cancelled.

(3) This column takes into account the disproportionate voting rights granted to the holders of the Class B Common Stock. Holders of Class B Common Stock are entitled to five (5) votes for every share held.

(4) Includes 33,332 shares of Common Stock issuable upon the exercise of options at an exercise price of $.56 per share. Does not include Common Stock options to purchase 4,168 shares at an exercise price of $.56 per share which was granted December 8, 1998 and which have not vested.

(5) Includes 37,500 shares of Common Stock issuable upon the exercise of options at an exercise price of $.56 per share.

(6) Includes 25,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.56 per share and 30,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.625 per share. Does not include Common Stock options to purchase 18,000 shares at an exercise price of $.625 per share which were granted September 23, 1999 and which have not vested.

(7)  Includes 1,363 shares of Common Stock held by Dr. Brown's spouse, Elizabeth
     G. Brown, and 3,196 shares of Common Stock held by Dr. Brown as custodian for his children. Also includes 6,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.625 per share. Does not include Common Stock options to purchase 18,000 shares at an exercise price of $.625 per share which were granted September 23, 1999 and which have not vested.

(8) Includes 30,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.625 per share. Does not include Common Stock options to purchase 18,000 shares at an exercise price of $.625 per share which were granted September 23, 1999 and which have not vested.

(9) Includes 1,264,151 shares of Common Stock and 2,252 shares of Class B Common Stock issuable upon conversion of the Preferred Stock held by Holdings. Holdings is held 50% by Mr. Schuchert and 50% by his spouse, Ms. Karalyn R. Schuchert. Mr. Schuchert is the managing member of Holdings. Also includes 2,877,276 shares of Common Stock issuable upon the exercise of a Common Stock purchase warrant at an exercise price of $.65 per share. In addition, including 6,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.625 per share. Does not include Common Stock options to purchase 18,000 shares at an exercise price of $.625 per share which were granted September 23, 1999 and which have not vested.

(10) Assumes the conversion of the Preferred Stock into shares of Common Stock and Class B Common Stock. See "Voting Rights of Preferred Stock."

(11) Includes 6,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.625 per share. Does not include Common Stock options to purchase 18,000 shares at an exercise price of $.625 per share which were granted September 23, 1999 and which have not vested.

         Voting Rights of Preferred Stock
         --------------------------------

         As of December 5, 1997, there are 2,000,000 shares of Preferred Stock, $.001 par value per share, authorized and outstanding, all of which is held by Holdings. Prior to the conversion of the Preferred Stock, the holders of the Preferred Stock are entitled to the number of votes to be cast by the holders of all of the then issued and outstanding Common Stock and Class B Common Stock plus seven (7) votes in all elections of directors, which enables such holders to elect a majority of the Board of Directors. In all other matters presented to stockholders for a vote, whether required by applicable corporate law or otherwise, the holders of Preferred Stock vote as a class and no vote of the stockholders will be effective without the approval of the holders of a majority of the shares of the Preferred Stock. Dr. Christopher Brown, Mr. Joseph S. Schuchert, Jr. and Ms. Carol Rae were appointed to the Board of Directors as nominees of Holdings. As of February 12, 2001, the shares of Preferred Stock are convertible into approximately 1,264,151 shares of Common Stock and 2,252 shares of Class B Common Stock.

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

         Line of Credit Agreement and Grant of Warrant
         ---------------------------------------------

         As of December 31, 1998, the Company entered into a credit arrangement with Mr. Schuchert. The Credit Agreement provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which is due on the earlier of December 31, 2000, 180 days from written demand of the lender or upon an event of default under the agreement. As of February 12, 2001, Mr. Schuchert has not called the credit agreement on the Company, but is under no obligation to do so. As of February 12, 2001, the Company had $1,500,000 plus accrued interest as of January 31, 2001 of $298,298 outstanding under this facility. Under the terms of the warrant granted to Mr. Schuchert in connection with the Credit Agreement, Mr. Schuchert is entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility at a purchase price of $.65 per share with an expiration date of December 31, 2003. As of February 12, 2001, Mr. Schuchert is entitled to purchase an aggregate of 2,877,276 shares of Common Stock upon the exercise of such warrant. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity of Capital Resources."

         Grant of Options to Directors
         -----------------------------

         As of December 16, 1999, for years of past service, the Company granted to Ms. Rae, a director, stock options to purchase 24,000 shares of Common Stock under the 1998 Plan at an exercise price of $.625 per share with the options expiring as of September 23, 2004.

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

         Loans From Affiliates
         ---------------------

         In order to maintain current operations for the fiscal year ended September 30, 2000, the Company obtained short term unsecured loans, consisting of $5,000 from Mr. Gerald T. Simmons, the Company's then President and $15,000 from Mr. John C. Walsh, a Director of the Company at an interest rate of 10.25% per annum, all of which have been repaid. In addition, during fiscal year ended September 30, 2000 and subsequent to fiscal 2000, Mr. Schuchert made advances to the Company as an additional unsecured loan, the terms of which have not been finalized. As of February 12, 2001, the outstanding principal balance of this unsecured loan was $1,211,500 plus estimated accrued interest of $115,884 as of January 31, 2001. (See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

ITEM 13
-------

         EXHIBITS, LIST AND REPORTS ON FORM 8-K
         --------------------------------------

A.       Financial Statements filed as part of this Report:
                                                                  Page Reference
                                                                  --------------

         Report of Independent Auditors on Financial              F-1
         Statements of Fountain Pharmaceuticals, Inc.

         Balance Sheet as of September 30, 2000                   F-2

         Statements of Operations for the years ended             F-3
         September 30, 2000 and 1999

         Statements of Stockholders' Deficit for the              F-4
         years ended September 30, 2000 and 1999

         Statements of Cash Flows for the years ended             F-5
         September 30, 2000 and 1999

         Notes to Financial Statements of Fountain                F-6 thru F-18
         Pharmaceuticals, Inc. for the years ended
         September 30, 2000 and 1999

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

10.10             Sub-License Agreement between the Registrant and Y.S.
                  Laboratories, Inc. dated May 27, 1999.

10.11             Consulting Agreement between the Registrant and Francis W.
                  Parnell, M.D. effective June 1, 1999.

10.12 Consulting Agreement between the Registrant and Diana Parnell, M.D. effective June 1, 1999.

10.13 Consulting Agreement between the Registrant and Yarra, Societe Anonyme effective March 21, 2000. (Filed herewith)

10.14             License Agreement between the Registrant and Quinoderm, LTD.
                  effective October 9, 2000. (Filed herewith)

27       Financial Data Schedule (Edgar format only)

D.       Reports on Form 8-K
         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of February, 2001.

                                     FOUNTAIN PHARMACEUTICALS, INC.

                                     By: /s/ Christopher J. Whitaker
                                         ---------------------------------------
                                         Christopher J. Whitaker
                                         Interim Chief Executive Officer and
                                         Vice President of Operations

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal Executive Officer                 Title                                         Date
---------------------------                 -----                                         ----

/s/ Christopher J. Whitaker                 Interim Chief Executive Officer and           February 14, 2001
----------------------------                Vice President of Operations
Christopher J. Whitaker


Principal Financial and Accounting
----------------------------------
Officer
-------

/s/ Francis J. Werner                       Interim Chief Financial Officer and           February 14, 2001
----------------------------                Director of Finance and Administration
Francis J. Werner


Directors
---------

/s/ Joseph S. Schuchert, Jr.                Chairman of the Board and Director            February 14, 2001
----------------------------
Joseph S. Schuchert, Jr.

/s/ James E. Fuchs                          Secretary and Director                        February 14, 2001
----------------------------
James E. Fuchs

/s/ John C. Walsh                           Director                                      February 14, 2001
----------------------------
John C. Walsh

/s/ Dr. Christopher Brown                   Director                                      February 14, 2001
----------------------------
Dr. Christopher Brown

/s/ Carol A. Rae                            Director                                      February 14, 2001
----------------------------
Carol A. Rae

         INDEX TO FINANCIAL STATEMENTS
         -----------------------------

                                                                            Page
                                                                            ----

Report of Independent Auditors on Financial                                 F-1
Statements of Fountain Pharmaceuticals, Inc.

Balance Sheet as of September 30, 2000                                      F-2

Statements of Operations for the years ended                                F-3
September 30, 2000 and 1999

Statements of Stockholders' Deficit for the                                 F-4
years ended September 30, 2000 and 1999

Statements of Cash Flows for the years ended                                F-5
September 30, 2000 and 1999

Notes to Financial Statements of Fountain                                   F-6
Pharmaceuticals, Inc. for the years ended
September 30, 2000 and 1999


         EXHIBIT INDEX
         -------------

Exhibit    Description                                         Method of Filing
-------    -----------                                         ----------------

10.13      Consulting Agreement between the Registrant and
           Yarra, Societe Anonyme effective March 21, 2000.    Filed herewith

10.14      License Agreement between the Registrant and
           Quinoderm, Ltd. effective October 9, 2000.          Filed herewith

27         Financial Data Schedule                             Edgar format only

                         Independent Auditors' Report
                         ----------------------------

Board of Directors
Fountain Pharmaceuticals, Inc.
Largo, Florida

We have audited the accompanying balance sheet of Fountain Pharmaceuticals, Inc. (the "Company"), as of September 30, 2000, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Pharmaceuticals, Inc., as of September 30, 2000, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital and net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Aidman, Piser & Company, P.A.

December 28, 2000 except for Notes 1 and 7, for which the date is January 16,
2001
Tampa, Florida

                         FOUNTAIN PHARMACEUTICALS, INC.
                                 BALANCE SHEET
                               SEPTEMBER 30, 2000

                                     ASSETS

Current assets:
 Cash and cash equivalents                                        $    88,687
 Accounts receivable, net of allowance for
  uncollectible accounts of $10,600                                    50,409
 Inventories                                                          233,169
 Prepaid expenses                                                       6,184
                                                                  ------------
  Total current assets                                                 378,449

Property and equipment, net                                            101,819
Patent costs, less accumulated amortization
 of $45,408                                                            157,884
Other assets                                                            10,046
                                                                  ------------
                                                                  $    648,198
                                                                  ============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                            $    219,114
 Current maturities of long-term debt                                   17,810
 Due to related party:
  Note payable                                                       2,476,000
  Accrued interest                                                     303,887
                                                                  ------------

  Total current liabilities                                          3,016,811

Long-term debt, less current maturities                                 13,799
                                                                  ------------

  Total liabilities                                                  3,030,610
                                                                  ------------

Commitments                                                                  -

Stockholders' deficit:
 Series A preferred stock, par value $.001, 2,000,000 shares authorized, issued and outstanding
   (liquidation preference $2,498,000 in excess of par)                  2,000
 Common stock, par value $.001, 50,000,000
  shares authorized; 2,375,796 issued and outstanding                    2,376
 Class B common stock; par value $.001, 50,000,000 shares
  authorized; 4,505 shares issued and outstanding                            5
 Additional paid-in capital                                         17,086,682
 Accumulated deficit                                               (19,473,475)
                                                                  ------------
  Total stockholders' deficit                                       (2,382,412)
                                                                  ------------

                                                                  $    648,198
                                                                  ============

                        FOUNTAIN PHARMACEUTICALS, INC.
                           STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                            2000           1999
                                                        ------------   ------------
Revenue                                                 $  1,163,310   $  1,363,562

Cost of sales                                                178,295        392,057
Write down of inventory to market                            143,506         46,370
                                                        ------------   ------------
                                                             321,801        438,427
                                                        ------------   ------------

Gross profit                                                 841,509        925,135
                                                        ------------   ------------

Operating expenses:
 Research and development                                    368,469        412,890
 General and administrative                                  495,535      1,017,641
 Selling                                                   1,181,818      1,368,146
 Depreciation and amortization                                56,731         36,428
                                                        ------------   ------------

                                                           2,102,553      2,835,105
                                                        ------------   ------------

Loss from operations                                      (1,261,044)    (1,909,970)
                                                        ------------   ------------

Other income (expenses):
 Interest income                                               3,953          8,179
 Interest expense                                           (249,212)       (67,154)
 Other income (expense)                                      (16,839)       234,428
                                                        ------------   ------------
                                                            (262,098)       175,453
                                                        ------------   ------------

Loss before income taxes                                  (1,523,142)    (1,734,517)

Income taxes                                                       -              -
                                                        ------------   ------------

Net loss                                                 ($1,523,142)   ($1,734,517)
                                                        ============   ============

Basic and diluted net loss per common share                    ($.64)         ($.73)
                                                        ============   ============

Weighted average basic number of shares outstanding        2,380,301      2,380,301
                                                        ============   ============


                      See notes to financial statements.

                        FOUNTAIN PHARMACEUTICALS, INC.
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                   Class B
                                     Preferred Stock         Common Stock        Common Stock         Additional
                                 -----------------------   -----------------   -------------------     Paid-in       Accumulated
                                  Shares       Amount       Shares    Amount     Shares     Amount     Capital         Deficit
                                 ---------  ------------   ---------  ------   -----------  ------   ------------   -------------
Balances, October 1, 1998        2,000,000  $     2,000    2,375,796  $2,376        4,505       $5   $17,056,450    ($16,215,816)

Retirement of treasury stock             -            -            -       -            -        -           (24)              -

Options and warrants issued
 to directors for services               -            -            -       -            -        -        20,702               -

Net loss for the year                    -            -            -       -            -        -             -      (1,734,517)
                                 ---------  -----------    ---------  ------   ----------   ------   -----------    ------------

Balances, September 30, 1999     2,000,000        2,000    2,375,796   2,376        4,505        5    17,077,128     (17,950,333)

Options and warrants issued
 to directors for services               -            -            -       -            -        -         9,554               -

Net loss for the year                                                                                          -      (1,523,142)
                                 ---------  -----------    ---------  ------   ----------   ------   -----------    ------------

Balances, September 30, 2000     2,000,000  $     2,000    2,375,796  $2,376        4,505       $5   $17,086,682    ($19,473,475)
                                 =========  ===========    =========  ======   ==========   ======   ===========    ============

                                                            Treasury Stock
                                                         ---------------------
                                                          Shares       Amount           Total
                                                         --------     --------      -------------
Balances, October 1, 1998                                    12         ($24)      $    844,991

Retirement of treasury stock                                (12)          24                  -

Options and warrants issued
 to directors for services                                    -            -             20,702

Net loss for the year                                         -            -         (1,734,517)
                                                         ------       ------       ------------

Balances, September 30, 1999                                  -            -           (868,824)

Options and warrants issued
 to directors for services                                    -            -              9,554

Net loss for the year                                         -            -         (1,523,142)
                                                         ------       ------       ------------

Balances, September 30, 2000                                  -          $ -        ($2,382,412)
                                                         ======       ======       ============

                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                              2000           1999
                                                          ------------   ------------
Cash flows from operating activities:
 Net loss                                                 ($1,523,142)   ($1,734,517)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Expenses funded by issuance of options and
     warrants                                                   9,554         20,702
   Depreciation                                                47,315         27,140
   Amortization                                                 9,416          9,288
   Loss on disposal of property and equipment                       -          1,989
   Increase (decrease) in cash due to changes in:
     Accounts receivable                                       46,809        107,975
     Inventories                                              194,447       (232,376)
     Prepaid expenses                                          69,222        (42,683)
     Other assets                                                (400)        (3,051)
     Accounts payable and accrued expenses                    147,295        152,736
                                                          -----------    -----------
Net cash used in operating activities                        (999,484)    (1,692,797)
                                                          -----------    -----------

Cash flows from investing activities:
 Deferred patent costs incurred                               (22,904)       (14,158)
 Acquisition of property and equipment                        (25,855)       (51,065)
                                                          -----------    -----------

Net cash used in investing activities                         (48,759)       (65,223)
                                                          -----------    -----------

Cash flows from financing activities:
 Repayment of liabilities not subject to compromise                 -         (2,584)
 Proceeds from related party advances                         976,000      1,500,000
 Payments on long-term debt                                   (16,068)       (14,497)
                                                          -----------    -----------
Net cash provided by financing activities                     959,932      1,482,919
                                                          -----------    -----------

Decrease in cash and cash equivalents                         (88,311)      (275,101)

Cash and cash equivalents, beginning of year                  176,998        452,099
                                                          -----------    -----------

Cash and cash equivalents, end of year                     $   88,687     $  176,998
                                                          ===========    ===========

                 Supplemental schedule of cash flow information
                 ----------------------------------------------

Interest paid was $4,747 and $7,732 for the years ended September 30, 2000 and 1999, respectively.


                      See notes to financial statements.

                        FOUNTAIN PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

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

   The Company has developed a number of proprietary products utilizing its SDMC technologies. These include non-regulated consumer goods and dermatologic products consisting of sunscreens, lotions and moisturizers. These products have been marketed by the Company under the LyphaZome(R), Celazome(R), Octazome(R), and Daylong(R) names and under other proprietary names of
   licensees.   The Octazome(R) and Daylong(R) lines were discontinued in 1999.

   The principal source of the Company's current revenues are from sales of these products to distributors and royalties which are earned as the result of the subsequent sale of these products by the distributors.

   Management's plans regarding liquidity and capital resources:

   The Company has suffered recurring losses from operations and, as of September 30, 2000, has a working capital and net capital deficiency. While revenues have been higher from 1998 through 2000 than those achieved historically and while management has implemented certain cost cutting measures in 2000, losses have continued to occur due to substantial selling expenses for new products which did not generate revenues to the extent expected. The Company has continued to experience losses through the first quarter of fiscal 2001 (unaudited) and, further, has been notified by one of its significant European licensees that the licensee may reduce the level of sales of the Company's licensed product in 2001, which may have the effect of reducing Company revenues from this licensee in the future.

                        FOUNTAIN PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

   Management's plans regarding liquidity and capital resources (continued):

   The Company's losses have been historically funded by sales of capital stock, capital contributions and loans from stockholders or other related parties. In order to provide working capital for fiscal 1999, the Company entered into a secured credit agreement with a director of the Company which provided for a two-year line of credit of up to $1,500,000. The Company fully utilized the $1,500,000 line of credit during fiscal year 1999. This loan is currently due and no formal extension has been granted although, as of January 16, 2001, the lender had not demanded repayment on this loan. The Company borrowed an additional $976,000 and $235,500 from this same director through September 2000 and during the four months ended January 2001, respectively. The terms of these unsecured advances have not been finalized. The director has conditionally indicated his intention to fund the Company's cash needs for the near term but is under no obligation to do so.

   Based upon its present operating expenses and debt obligations, taking into account available cash reserves, the Company will not be able to continue as a going concern beyond the immediate term without additional debt or equity funding, as to which there can be no assurances.

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

                        FOUNTAIN PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

   Advertising costs:

   The costs associated with producing and communicating advertising are expensed in the period incurred. Advertising costs were approximately $165,000 and $188,000 during 2000 and 1999, respectively.

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

   Reclassifications:

   Certain reclassifications have been made to 1999 amounts to conform with the current year presentation.

   Stock-based compensation:

   The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock exceeds the exercise price of the option granted. The Company has adopted the disclosure provisions of Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation ("FAS 123"), which requires disclosure of compensation expense that would have been recognized if the fair-value based method of determining compensation had been used for all arrangements under which employees receive shares of stock or equity instruments. Stock-based compensation to non-employees is accounted for using the fair value based method.

                        FOUNTAIN PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

   Net loss per share:

   Net loss per share was computed based on the weighted average number of shares outstanding during the periods presented.

   Diluted net loss per share is considered to be the same as basic net loss per share since the effect of the issuance of common stock options is anti-dilutive.

2. Major customer information, fair value of financial instruments and concentrations of credit risk:

   Major customer information:

   During the years ended September 30, 2000 and 1999 the Company derived revenues from two customers which individually exceeded 10% of total revenues as follows:

                                                             2000      1999
                                                           --------  --------
     Customer 1 (European)                                 $525,000  $618,000
     Customer 2 (European)                                 $217,000  $428,000

   Total export revenues were approximately as follows:

                                                             2000       1999
                                                           --------  ----------
       Europe                                              $755,000  $1,090,000
       South America                                         26,000      24,000
                                                           --------  ----------
                                                           $781,000  $1,114,000
                                                           ========  ==========

   Fair value of financial instruments:

   All financial instruments are held or issued for purposes other than trading. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short maturity of those investments. The carrying amount of note payable, related party and long-term debt approximates the fair value based on current market rates offered to the Company.

   Concentrations of credit risk:

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable and cash and cash equivalents. Cash and cash equivalents include $60,000 in variable rate demand (par put) bonds.

                        FOUNTAIN PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

2. Major customer information, fair value of financial instruments and concentrations of credit risk (continued):

   Concentrations of credit risk (continued):

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

                        FOUNTAIN PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

3.   Business segment information:

     The Company has operations classified as two business segments: 1) domestic sales of dermatologic products, and 2) international sales of dermatologic products to distributors and the sale of the rights to the Company's technology. The "domestic" category is an aggregation of the LyphaZome(R) and Celazome(R) product lines for 2000 and the LyphaZome(R), Celazome(R), Octazome(R), and Daylong(R) product lines for 1999. The "all other" category relates to new business and unlaunched product lines that did not generate any revenue. There were no significant intersegment sales or transfers during 2000 or 1999.

     Summarized financial information by business segment for 2000 and 1999 is as follows:

                                                                   2000
                                 -------------------------------------------------------------------------
                                  Corporate        Domestic    International      Other          Total
                                 -----------      ----------   -------------    ----------     -----------
   Total revenue                 $    25,000      $  383,099     $  755,211     $       -     $  1,163,310
                                                                                              ============

   Cost of sales                           -         299,093         22,708             -     $    321,801
                                                                                              ============

   Income (loss)
    before income
    taxes                         (1,415,584)       (683,283)       621,168       (45,443)     ($1,523,142)
                                                                                              ============

   Total assets/1/                   648,198               -              -             -     $    648,198
                                                                                              ============

   Depreciation
    and
    amortization/1/                   56,731               -              -             -     $     56,731
                                                                                              ============

   Capital
    expenditures/1/                   25,855               -              -             -     $     25,855
                                                                                              ============

                                                                   1999
                                 -------------------------------------------------------------------------
                                  Corporate        Domestic    International      Other          Total
                                 -----------      ----------   -------------    ----------     -----------

   Total revenue                 $         -      $  274,317     $1,089,245     $       -     $  1,363,562
                                                                                              ============

   Cost of sales                           -         160,348        278,079             -     $    438,427
                                                                                              ============

   Income (loss)
    before
    income taxes                  (1,540,380)       (621,577)       712,005      (284,565)     ($1,734,517)
                                                                                              ============

   Total assets/1/                 1,054,559               -              -             -     $  1,054,559
                                                                                              ============

   Depreciation
    and
    amortization/1/                   36,428               -              -             -     $     36,428
                                                                                              ============

   Capital
    expenditures/1/                   51,065               -              -             -     $     51,065
                                                                                              ============

/1/ The Company does not allocate assets, depreciation and amortization or capital expenditures by segment for internal purposes.

                        FOUNTAIN PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

4.   Inventories:

     Inventories at September 30, 2000 consist of the following:

       Raw materials                                          $  81,160
       Finished goods                                           300,709
       Less allowance for obsolescence                         (148,700)
                                                              ---------
                                                              $ 233,169
                                                              =========

5.   Property and equipment:

     Property and equipment at September 30, 2000 consists of the following:

       Machinery and equipment                                $ 199,326
       Office equipment                                         209,776
       Leasehold improvements                                    35,298
                                                              ---------
                                                                444,400
       Accumulated depreciation                                 342,581
                                                              ---------
                                                              $ 101,819
                                                              =========

6.   Long-term debt:

     Long-term debt at September 30, 2000 consists of two equipment loans which bear interest at the prime rate plus .5% and are collateralized by the equipment and cash equivalents.

     Future maturities of long-term debt are as follows:

     Year ending September 30,
     -------------------------
              2001                                            $ 17,810
              2002                                              13,799
                                                              --------
                                                              $ 31,609
                                                              ========

7.   Related party transactions:

     Note payable, related party represents advances from a director and principal stockholder of the Company's controlling entity under a $1,500,000 line of credit agreement and $976,000 in unsecured advances from the director. The line of credit advances are secured by substantially all Company assets, bear interest at the greater of 9% or the prime rate plus
     1 1/2%, and were repayable on December 31, 2000. However, as of January 16, 2001, the director had not demanded repayment on this loan. The Company has accrued interest on the $976,000 unsecured advances at the greater of 9% or the prime rate plus 1 1/2%, but the terms of these advances have not been finalized. In connection with the $1,500,000 line of credit and related accrued interest, the Company granted the director a warrant to acquire 1.6 shares of common stock for each dollar advanced and each dollar of accrued interest. The warrants are exercisable at $.65 per share and expire in December

                        FOUNTAIN PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

7.   Related party transactions (continued):

     2003. There were 2,771,974 total warrants outstanding under this agreement at September 30, 2000 (included in the tabulations in Note 8). Interest expense on the note and the advance was approximately $244,000 and $59,000 for the years ended September 30, 2000 and 1999 (all of which is unpaid and included in accrued interest, related party in the 2000 balance sheet).

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

     Stock option plan:

     In December 1998, the Company adopted the "Fountain Pharmaceuticals, Inc. 1998 Stock Option Plan" (the "Plan"). Nonqualified and incentive stock options may be granted under the Plan. The term of options granted under the Plan will be fixed by the Plan Administrator provided, however, that the maximum option term may not exceed 10 years from the grant date and the exercise price per share may not be less than the fair market value per share of the common stock on the grant date. Under the 1998 Plan, all full-time employees of the Company, including those who are officers and directors, are eligible to receive options pursuant to the Plan, if selected. Non-employee directors, and consultants will also be eligible. The Plan will provide for the authority to issue options covering up to 750,000 shares of the Company's common stock; provided, however, that options to purchase no more than 500,000 shares shall be granted to any one participant.

                        FOUNTAIN PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   YEARS ENDED SEPTEMBER 30, 2000 AND 1999

8.   Stockholders' deficit (continued):

     Common stock options and warrants:

     The Company recognized compensation expense to non-employee directors of approximately $10,000 in 2000 and $21,000 in 1999 associated with the issuance of options and warrants. The fair value of options and warrants issued to employees in 2000 and 1999 was nominal as determined using the "Black-Scholes" option-pricing model.

     The "Black-Scholes" option-pricing model assumptions are as follows:

          Underlying stock price at grant date         $   .150 - .625
          Exercise price                               $    .56 - .65
          Dividend yield                                     0%
          Risk free interest rate                            6%
          Volatility                                        40%

     Common stock options and warrants issued, redeemed and outstanding during the years ended September 30, 2000 and 1999 are as follows:

                                                                                     Weighted Avg.
                                                                    Number of          Exercise
                       Description                            Options and Warrants   Price/Share
     ----------------------------------------------           --------------------   -------------

       Issued and outstanding at October 1, 1998                    162,500             $1.71

       Issued in 1999                                             3,223,181               .61

       Expired in 1999                                              (25,000)              .66

       Surrendered in 1999/1/                                      (112,500)              .80
                                                                  ---------             -----

       Issued and outstanding at September 30, 1999               3,248,181               .63

       Issued in 2000                                               314,507               .65

       Expired in 2000                                              (33,000)              .58
                                                                  ---------             -----

       Issued and outstanding at September 30, 2000               3,529,688             $ .63
                                                                  =========             =====

                        FOUNTAIN PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

8.   Stockholders' deficit (continued):

     Common stock options and warrants (continued):

     These common stock options and warrants were issued to current or former officers, directors, shareholders and employees. Those that remain outstanding at September 30, 2000 are as follows:

                        Vesting Period     Exercise    Expiration    Remaining       Number
     Issue Date             Yrs            Price         Date         Life        Outstanding
     ----------        --------------    ----------   ----------    ---------     -----------
     July 1996               0           $   .56/2/   December 2000    .25 Yrs         40,000

     December 1998           0           $   .56      December 2000    .25 Yrs        112,500

     December 1998           0           $   .65      December 2003   3.25 Yrs      2,771,974

     December 1998         0-4           $   .56      December 2003   3.25 Yrs        413,214

     September 1999        0-3           $  .625      September 2004     4 Yrs        162,000

     October 1999            3           $  .625      October 2004       4 Yrs          3,000

     December 1999           0           $  .625      September 2004     4 Yrs         24,000

     May 2000                3           $  .625      May 2005         4.5 Yrs          3,000
                                                                                   ----------
                                                                                    3,529,688
                                                                                   ==========

/1/These options and warrants were surrendered pursuant to terms related to the grant of new options. (see previous page)
/2/The Company repriced these options and warrants from $.80 in December 1999.

                        FOUNTAIN PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999


9.   Employee benefit plan:

     The Company has implemented a 401(k) profit sharing plan covering substantially all employees. The plan does not provide for employer contributions.

10.  Income taxes:

     Deferred tax assets consist of the following at September 30, 2000:

      Net operating loss carryover                              $ 2,260,000
      Obsolete inventory allowance                                   56,000
      Accrued interest not currently deductible                     114,000
      Other                                                          26,000
      Valuation allowance                                        (2,456,000)
                                                                -----------
                                                                $         -
                                                                ===========

     Income tax (expense) benefit consists of the following:

                                                            2000          1999
                                                          ---------    ---------
      Current:
       Federal                                            $       -    $       -
                                                          ---------    ---------

      Deferred:
       Deferred                                            (168,000)       8,000
       Benefit of net operating loss carryover (a)         (418,000)    (604,000)
       Change in valuation allowance                        586,000      596,000
                                                          ---------    ---------
                                                                  -            -
                                                          ---------    ---------
                                                          $       -    $       -
                                                          =========    =========

     The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                   Percentage of loss before
                                                         income taxes
                                           ------------------------------------
                                               2000                    1999
                                           ------------             -----------
     Statutory tax rate                        34.0%                   34.0%
     State tax                                  3.5%                    3.5%
     Change in deferred tax asset
      valuation allowance                     (37.5%)                 (37.5%)
                                           --------                 -------

     Effective tax rate in accompanying
      statement of operations                     0%                      0%
                                           ========                 =======

                        FOUNTAIN PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

10. Income taxes (continued):

/(a)/ Under Section 382 and 383 of the Internal Revenue Code of 1986, if an ownership change occurs with respect to a "loss corporation", as defined, there are annual limitations on the amount of net operating loss and research and development tax credit carryovers which are available to the Company. The taxable income of a loss corporation for any tax year ending after an ownership change may be offset by pre-change loss carryovers only to the extent of the section 382 and 383 limitation for that year. Events occurred in 1996 which created an ownership change in excess of fifty percent for income tax purposes; therefore, the Company believes that the availability of the pre-change net operating loss carryover ($12,700,000) and research and development credit carryover ($250,000) will be substantially limited in the future and, as such, the Company has previously accounted for the loss of such carryover by reducing the deferred tax asset and associated valuation allowance. The post-change net operating loss carryover of $3,300,000 will expire 2012-2014.

11. Commitments:

    Lease obligations:

    The Company leases its office and warehouse facilities under a five-year, non-cancelable operating lease for approximately $7,000 per month. Additionally, the Company leases various warehouse space and equipment under various non-cancelable operating leases for various terms from 12 to 60 months for approximately $1,600 per month. Rent expense under all operating leases approximated $131,000 and $112,000 for 2000 and 1999, respectively.

    Obligations under the non-cancelable operating leases are as follows:

         Year ending September 30,
         -------------------------
                   2001               $ 99,845
                   2002                 96,499
                   2003                 22,976
                                      --------
                                      $219,320
                                      ========

    License agreement and royalty:

    During 1999, the Company entered into an 18 month agreement with an unrelated third party for an exclusive sub-license for the use of certain proprietary information, technology and patents. The Company paid $100,000 in 1999 in consideration for this sub-license and for the Company's exclusive right to test the viability of a skin care concept in certain marketing channels. In addition, the Company will pay a royalty of 8% of net sales resulting from products sold utilizing the associated technology. Royalty expense was nominal in 2000 and no royalty expense was incurred during 1999. The agreement expired in November 2000.

                        FOUNTAIN PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2000 AND 1999

11. Commitment (continued):

    Representation agreement:

    In March 2000, the Company entered into a 2-year representation agreement whereby the representatives will search for potential marketing partners for the Company's LyphaZome(R) product line. The Company agrees to pay $10,000 upon the execution of each marketing agreement and a commission based on the net revenue generated by the agreement over the subsequent four years. There was no expense incurred in relation to this agreement during 2000.

12. Subsequent events:

    License agreement:

    During October 2000, the Company entered into a 5-year agreement that assigns the right to manufacture, market and sell the Company's SDMC dermatological products under independent trade names in Ireland and the UK. The Company will receive an 8% royalty on net sales of these products.