Form 10QSB
period 2000-12-31
FOUNTAIN PHARMACEUTICALS INC
filed 2001-02-23
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---      ---------------------------------------------------------------------

                For the quarterly period ended December 31, 2000
                ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---      ---------------------------------------------------------------------



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

                             Yes   X                    No
                                 -----                     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 16, 2001:

Common Stock, par value             $.001 - 2,375,796

Class B Common Stock, par value     $.001 - 4,505


                 Transitional Small Business Disclosure Format:

                             Yes                        No   X
                                 -----                     -----

                         FOUNTAIN PHARMACEUTICALS, INC.

                                      INDEX

                                                                                                          Page
                                                                                                          ----
Part I.                Financial Information*
-------                ---------------------

    Item 1.            Condensed Financial Statements (Unaudited)

                       Balance Sheets - September 30, 2000                                                    4
                       and December 31, 2000 (Unaudited)

                       Statements of Operations - for the three                                               5
                       months ended December 31, 2000 and 1999
                       (Unaudited)

                       Statement of Stockholders' Deficit - for                                               6
                       the period from September 30, 2000
                       through December 31, 2000 (Unaudited)

                       Statements of Cash Flows - for the three                                               7
                       months ended December  31, 2000 and 1999
                       (Unaudited)

                       Notes to Condensed Financial Statements                                                8
                       (Unaudited)

    Item 2.            Management's Discussion and                                                            9
                       Analysis or Plan of Operation

Part II.               Other Information
--------               -----------------

    Item 1.            Legal Proceedings                                                                     13
    Item 2.            Changes in Securities                                                                 13
    Item 3.            Defaults Upon Senior Securities                                                       13
    Item 4.            Submission of Matters to a Vote                                                       13
                       of Security Holders
    Item 5.            Other Information                                                                     13
    Item 6.            Exhibits and Reports on Form 8-K                                                      14


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                         FOUNTAIN PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                        ASSETS

                                                                       December 31,
                                                                           2000        September 30,
                                                                       (Unaudited)         2000
                                                                       -----------     -------------
Current assets:
         Cash and cash equivalents                                       $ 66,311           $ 88,687
         Accounts receivable, net of allowance                            159,098             50,409
                  for uncollectible accounts
                  ($ 8,054, December 31, 2000;
                   $10,600, September 30, 2000)
         Inventories                                                      206,503            233,169
         Prepaid expenses                                                   1,697              6,184
                                                                         --------           --------

         Total current assets                                             433,609            378,449


Furniture and equipment, less
         accumulated depreciation
         ($354,067, December 31, 2000;
          $342,581, September 30, 2000)                                    89,833            101,819

Patent costs, less accumulated
         amortization ($47,835, December 31,
         2000; $45,408, September 30, 2000)                               156,333            157,884






Other assets                                                               10,046             10,046
                                                                         --------           --------


Total assets                                                             $689,821           $648,198
                                                                         ========           ========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                       December 31,
                                                                           2000        September 30,
                                                                       (Unaudited)         2000
                                                                       -----------     -------------
Current liabilities:
         Accounts payable and accrued expenses                       $    246,170       $    219,114
         Accrued interest                                                 386,151            303,887
         Current maturities of long-term debt                              18,274             17,810
         Notes Payable, related party                                   2,666,500          2,476,000
                                                                     ------------       ------------

           Total current liabilities                                    3,317,095          3,016,811

Long-term debt, less current maturities                                     9,052             13,799


               Total liabilities                                        3,326,147          3,030,610
                                                                     ------------       ------------

Stockholders' deficit
         Preferred stock, par value $.001,
               2,000,000 shares authorized, issued
               and outstanding (1.2 votes per share)                        2,000              2,000
         Common stock, par value $.001, 50,000,000
               shares authorized; 2,375,796 shares
               issued and outstanding (1 vote per share)                    2,376              2,376
         Class B common stock; par value $.001,
               5,000,000 shares authorized; 4,505 shares
               issued and outstanding (5 votes per share)                       5                  5
         Additional paid-in capital                                    17,086,682         17,086,682
         Accumulated deficit                                          (19,727,389)       (19,473,475)
                                                                     ------------       ------------
               Total stockholders' deficit                             (2,636,326)        (2,382,412)
                                                                     ------------       ------------


Total liabilities and stockholders' deficit                          $    689,821       $    648,198
                                                                     ============       ============

                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended December 31,
                                                         -------------------------------
                                                              2000             1999
                                                          -----------       -----------
Revenue                                                   $   192,011       $   136,914

Cost of sales                                                  30,719            37,060
                                                          -----------       -----------

Gross profit                                                  161,292            99,854
                                                          -----------       -----------

Operating expenses:
    Research and development                                   67,250            72,117
    General and administrative                                 91,786           135,000
    Selling                                                   159,405           415,992
    Depreciation and amortization                              14,413            13,848
                                                          -----------       -----------

Total operating expenses                                      332,854           636,957
                                                          -----------       -----------

Loss from operations                                         (171,562)         (537,103)

Other income (expenses):
    Interest income                                               313               674
    Interest expense                                          (83,043)          (41,278)
    Gain on sale of furniture and equipment                       250               -
    Other income (expense)                                        128               -
                                                          -----------       -----------

Total other income (expenses)                                 (82,352)          (40,604)
                                                          -----------       -----------

Loss before income taxes                                     (253,914)         (577,707)

Income taxes                                                      -                 -
                                                          -----------       -----------

Net loss                                                  ($  253,914)      ($  577,707)
                                                          ===========       ===========

Earnings per share:

Basic and diluted net loss per share common share         ($      .11)      ($      .24)
                                                          ===========       ===========

Weighted average basic number of shares outstanding:        2,380,301         2,380,301
                                                          ===========       ===========

                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
        FOR THE PERIOD FROM SEPTEMBER 30, 2000 THROUGH DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                         Class B
                             Preferred Stock        Common Stock      Common Stock
                           ------------------   -------------------  ----------------
                                                                                       Additional     Accumulated
                           Shares     Amount    Shares       Amount  Shares  Amount  Paid-in Capital     Deficit         Total
                          ---------   -------  ---------    -------   -----  ------- ---------------  -----------    -------------
Balances
    September 30, 2000    2,000,000   $ 2,000  2,375,796    $ 2,376   4,505   $   5   $17,086,682    ($19,473,475)  (  $2,382,412)


Net Loss for the Period                                                                              (    253,914)  (     253,914)
                          ---------   -------  ---------    -------    -----    ----   -----------   ------------    -------------


Balances,
    December 31, 2000     2,000,000   $ 2,000  2,375,796    $ 2,376    4,505  $   5   $17,086,682   ($19,727,389)   ($  2,636,326)
                          =========   =======  =========    =======    =====    ====   ===========    ===========     ============


                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended December 31,
                                                            --------------------------
                                                              2000            1999
                                                            ---------       ---------
Cash flows from operating activities:
    Net loss                                                ($253,914)      ($577,707)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Gain on sale of furniture and equipment                  (250)            -
        Depreciation                                           11,986          11,494
        Amortization                                            2,427           2,354
        Increase (decrease) in cash due to changes in:
           Accounts receivable                               (108,689)         55,446
           Inventories                                         26,666         (28,560)
           Prepaid expenses                                     4,487          16,259
           Other assets                                           -               -
           Accounts payable and accrued expenses              109,320          45,559
                                                            ---------       ---------


Net cash used in operating activities                        (207,967)       (475,155)
                                                            ---------       ---------

Cash flows from investing activities:
    Deferred patent costs incurred                               (876)         (1,519)
    Acquisition of furniture and equipment                        -           (22,059)
    Proceeds from sale of furniture
    and equipment                                                 250             -
                                                            ---------       ---------

Net cash used in investing activities                            (626)        (23,578)
                                                            ---------       ---------


Cash flows from financing activities:
    Director and Officer loans                                190,500         655,000
    Payments on note payable, bank                             (4,283)         (3,863)
    Repayment of Director and Officer loans                       -            (5,000)
                                                            ---------       ---------

Net cash provided by (used in) financing activities           186,217         646,137
                                                            ---------       ---------


Increase (decrease) in cash and cash equivalents              (22,376)        147,404

Cash and cash equivalents at beginning of period               88,687         176,998
                                                            ---------       ---------


Cash and cash equivalents at end of period                  $  66,311       $ 324,402
                                                            =========       =========

                 Supplemental Schedule of Cash Flow Information
                 ----------------------------------------------

Interest paid was $779 and $1,204 for the three months ended December 31, 2000 and 1999, respectively.


                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

1. The interim financial statements of Fountain Pharmaceuticals, Inc. (the "Company") which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB for the year then ended. The report of the Company's independent auditors for the year ended September 30, 2000 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

     The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

     Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities (Common Stock options and Warrants). For the three months ended December 31, 2000 and 1999 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

2.   Management's plans regarding operations and capital resources:

     The Company has incurred recurring losses and has a $2,883,486 working capital deficit at December 31, 2000. During the past three years these losses have been principally funded through sales of preferred stock ($2,500,000) to an entity controlled by the Company's current Chairman of the Board (Mr. Schuchert) and advances of $2,711,500 from Mr. Schuchert. Given the limited financial resources of the Company, the Company is continuing to reduce operating expenses. In addition, the Company is continuing to de-emphasize building an internal sales infrastructure and is concentrating its efforts on establishing partnerships and/or joint ventures with sales channels that do not require up front investment or overhead expense. These relationships may include commission only sales personnel, E-Commerce marketing partners, etc. Based upon the Company's current budget guidelines, management believes that the Company has sufficient working capital to enable the Company to meet its anticipated operating expenses through March 2, 2001. Mr. Schuchert has conditionally indicated his intention to fund the Company's cash needs for the near term but is under no obligation to do so. If the Company is unable to secure additional financing from Mr. Schuchert in the very near term, it will not be able to continue as a going concern and will suspend operations.

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

         As a result of additional costs associated with the development and marketing of two new product lines during fiscal year ended September 30, 1999, the Company fully utilized the $1,500,000 line of credit. In order to maintain current operations for fiscal year ending September 30, 2000, the Company obtained short term unsecured loans from its former President, Mr. Gerald Simmons and Mr. John C. Walsh, a director of the Company in the aggregate amount of $20,000. During fiscal year ended September 30, 2000 and subsequently, Mr. Schuchert made additional unsecured advances to the Company, the terms of which have not been finalized. As of February 16, 2001, the outstanding principal balance of this unsecured loan was $1,211,500.

         Mr. Schuchert has conditionally indicated his intention to fund the Company's cash needs for the near term but is under no obligation to do so. If the Company does not secure additional financing from Mr. Schuchert in the very near term, the Company will not be able to continue as a going concern and will suspend operations. See "Liquidity and Capital Resources."

         Results of Operations

         During the quarter ended December 31, 2000, the Company realized a net loss of $253,914 on revenues of $192,011, compared to a net loss of $577,707 on revenues of $136,914 for the quarter ended December 31, 1999. This decrease in net losses from the prior year's quarter ended December 31, 1999, is attributable primarily to the overall reduction in operating expenses. The increase in revenues of 40.2% from prior year's quarter ended December 31, 1999 was a result, primarily, of early shipments during the quarter ended December 31, 2000, normally which would occur in the second fiscal quarter, to the Company's European licensee's in Switzerland and Norway.

         During the quarter ended December 31, 2000, the Company incurred operating expenses of $332,854, a 47.7% decrease over operating expenses of $636,957 in the quarter ended December 31, 1999. This decrease in expenses was primarily due to reduction in personnel, travel and entertainment expenses, sales and marketing expenses relating to the Company's new skin care brand, Celazome(R).

         During the quarter ended December 31, 2000, the Company incurred interest expense of $83,043, a 101.2% increase over interest expense of $41,278 for the quarter ended December 31, 1999. This increase in interest expense is associated with the secured line of credit arrangement and the unsecured loan with Mr. Joseph S. Schuchert, Jr. See "Liquidity and Capital Resources."

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

        As a result of such significant increase in marketing costs and legal fees, which were not offset by sales revenues, the Company had substantially utilized its working capital resources by December 1998. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The Credit Agreement (the "Credit Agreement") provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which was due on December 31, 2000, 180 days from written demand of Mr. Schuchert as lender or upon an event of default under the agreement. (See "Item 3, Defaults upon Senior
Securities.") As of February 16, 2001, Mr. Schuchert has not called the credit agreement on the Company, but is under no obligation to do so. The line of credit bears interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the Wall Street Journal, plus 1 1/2% or (ii) 9%, which is payable monthly or may be accrued. The facility is secured by all of the assets of the Company (subject to any existing liens). The facility is subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As of February 16, 2001, the Company had $1,500,000 outstanding under this facility plus accrued interest of $298,298 as of January 31, 2001. The proceeds of the loan have been utilized to fund operations and to pay legal fees in connection with the Dermik lawsuit which was settled in March 1999. Under the terms of the warrant granted in connection with the Credit Agreement, Mr. Schuchert is entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility and 1.6 shares of Common Stock for each dollar of accrued interest that is unpaid when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. As of February 16, 2001, Mr. Schuchert is entitled to purchase an aggregate of 2,877,276 shares of Common Stock upon the exercise of such warrant.

        As a result of such increased expenditures, which were not offset by sales revenues, the Company substantially utilized its working capital resources by October 1999. In order to provide working capital during the first quarter of fiscal year ended September 30, 2000 the Company obtained short term unsecured loans, consisting of $5,000 from its then President, Mr. Gerald T. Simmons, (See "Item 5, Other Information") and $15,000 from John C. Walsh, a Director of the Company, all of which have been repaid.

         As of December 31, 2000, the Company had a working capital deficit of $2,883,486, a decrease in working capital of $245,124 from the level of working capital deficit, of $2,638,362 as of September 30, 2000. The decrease in working capital is primarily attributable to operating expenses not offset by sales revenues, accrued interest on the Credit Agreement, plus estimated accrued interest on the unsecured loan from Mr. Schuchert.

         Since October 1999, the Company has substantially relied upon advances by Mr. Schuchert, a Director of the Company, to provide working capital to fund operations. Mr. Schuchert made the advances as an additional unsecured loan, the terms of which have not been finalized. As of February 16, 2001, the outstanding principal balance of this unsecured loan was $1,211,500 plus estimated accrued interest of $115,884 as of January 31, 2001. As of February 16, 2001 the Company's cash position was $ 94,122. Given the limited financial resources of the Company, the Company is continuing to reduce operating expenses. In addition, the Company is continuing to de-emphasize building an internal sales infrastructure and is concentrating its efforts on establishing partnerships and/or joint ventures with sales channels that do not require up front investment or overhead expense. Among others, these relationships may include commission only sales personnel and E-Commerce marketing partners. Based upon the Company's current budget guidelines, management believes that the Company has sufficient capital to enable the Company to meet its anticipated operating expenses through March 2, 2001. Mr. Schuchert has conditionally indicated his intention to fund the Company's cash needs for the near term but is under no obligation to do so. If the Company does not secure additional financing from Mr. Schuchert in the very near term, the Company will not be able to continue as a going concern and will suspend operations.

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

Part II.          Other Information


Item 1.           Legal Proceedings

         None

Item 2.           Changes in Securities

         None

Item 3.           Defaults upon Senior Securities

                  As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations/Liquidity and Capital Resources" the Company's line of credit with Mr. Schuchert matured on December 31, 2000. The Company was not in a financial position to make the payment of $1,782,184 in principal and interest due on that date. The line of credit is secured by a lien on substantially all the assets of the Company. Mr. Schuchert has not taken action to enforce his rights under the agreement which evidence the line of credit, although there can be no assurance that he will not do so.

Item 4.           Submission of Matters to a Vote of Security Holders

         None

Item 5.           Other Information

(a)      Change in Officers

                  Mr. Gerald T. Simmons resigned from his position as Chief Executive Officer and President on November 30, 2000. Mr. Simmons did not receive a severance arrangement. Effective February 1, 2001 the Board of Directors of the Company appointed Mr. Christopher J. Whitaker who is Vice President of Operations to Interim Chief Executive Officer and Mr. Francis J. Werner who is Director of Finance and Administration to Interim Chief Financial Officer.

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

                  None

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


                                          FOUNTAIN PHARMACEUTICALS, INC.



Dated:  February 23, 2001                 /s/Christopher J. Whitaker
                                          --------------------------
                                          CHRISTOPHER J. WHITAKER
                                          Interim Chief Executive Officer and
                                          Vice President of Operations

                                          /s/Francis J. Werner
                                          --------------------------
                                          FRANCIS J. WERNER
                                          Interim Chief Financial Officer and
                                          Director of Finance and Administration