Form 10QSB
period 2001-03-31
FOUNTAIN PHARMACEUTICALS INC
filed 2001-05-15
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 9, 2001:

Common Stock, par value             $.001 - 2,375,796

Class B Common Stock, par value     $.001 - 4,505


                 Transitional Small Business Disclosure Format:

                      Yes  [ ]                   No   [X]

                         FOUNTAIN PHARMACEUTICALS, INC.

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I.                FINANCIAL INFORMATION*
-------                ---------------------

    Item 1.            Condensed Financial Statements (Unaudited)

                       Balance Sheets - September 30, 2000                     4
                       and March 31, 2001 (Unaudited)

                       Statements of Operations - for the three and six        5
                       months ended March 31, 2001 and 2000
                       (Unaudited)

                       Statement of Stockholders' Deficit - for                6
                       the period from September 30, 2000
                       through March 31, 2001 (Unaudited)

                       Statements of Cash Flows - for the six                  7
                       months ended March  31, 2001 and 2000
                       (Unaudited)

                       Notes to Condensed Financial Statements                 8
                       (Unaudited)

    Item 2.            Management's Discussion and                             9
                       Analysis or Plan of Operation

PART II.               OTHER INFORMATION

    Item 1.            Legal Proceedings                                      13
    Item 2.            Changes in Securities                                  13
    Item 3.            Defaults Upon Senior Securities                        13
    Item 4.            Submission of Matters to a Vote                        13
                       of Security Holders
    Item 5.            Other Information                                      13
    Item 6.            Exhibits and Reports on Form 8-K                       14


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                         FOUNTAIN PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                  MARCH 31,
                                                                    2001           SEPTEMBER 30,
                                                                (UNAUDITED)            2000
                                                                ------------       ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                   $     32,069       $     88,687
    Accounts receivable, net of allowance                             48,824             50,409
      for uncollectible accounts
      ($ 1,770, March 31, 2001;
       $10,600, September 30, 2000)
    Inventories                                                      192,682            233,169
    Prepaid expenses                                                   2,790              6,184
                                                                ------------       ------------

    Total current assets                                             276,365            378,449

Furniture and equipment, less
    accumulated depreciation
    ($365,992, March 31, 2001;
     $342,581, September 30, 2000)                                    77,907            101,819

Patent costs, less accumulated
    amortization ($50,298, March 31,
    2001; $45,408, September 30, 2000)                               159,049            157,884

Other assets                                                           9,233             10,046
                                                                ------------       ------------

Total assets                                                    $    522,554       $    648,198
                                                                ============       ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                       $    199,956       $    219,114
    Accrued interest                                                 462,905            303,887
    Current maturities of long-term debt                                                17,810
    Notes Payable, related party                                   2,711,500          2,476,000
                                                                ------------       ------------

        Total current liabilities                                  3,374,361          3,016,811

Long-term debt, less current maturities                                                  13,799
                                                                ------------       ------------

        Total liabilities                                          3,374,361          3,030,610
                                                                ------------       ------------

Stockholders' deficit
    Preferred stock, par value $.001,
       2,000,000 shares authorized, issued
       and outstanding (1.2 votes per share)                           2,000              2,000
    Common stock, par value $.001, 50,000,000
       shares authorized; 2,375,796 shares
       issued and outstanding (1 vote per share)                       2,376              2,376
    Class B common stock; par value $.001,
       5,000,000 shares authorized; 4,505 shares
       issued and outstanding  (5 votes per share)                         5                  5
    Additional paid-in capital                                    17,086,682         17,086,682
    Accumulated deficit                                          (19,942,870)       (19,473,475)
                                                                ------------       ------------
       Total stockholders' deficit                                (2,851,807)        (2,382,412)
                                                                ------------       ------------

Total liabilities and stockholders' deficit                     $    522,554       $    648,198
                                                                ============       ============

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           MARCH 31,                           MARCH 31,
                                                 -----------------------------       -----------------------------
                                                     2001              2000              2001              2000
                                                 -----------       -----------       -----------       -----------
Revenue                                          $   190,250       $   430,380       $   382,261       $   567,294

Cost of sales                                         20,836            45,694            51,555            82,754
                                                 -----------       -----------       -----------       -----------

Gross profit                                         169,414           384,686           330,706           484,540
                                                 -----------       -----------       -----------       -----------
Operating expenses:
    Research and development                          62,758           128,191           130,008           200,308
    General and administrative                       100,100           143,885           191,886           278,885
    Selling                                          139,952           286,759           299,357           702,751
    Depreciation and amortization                     14,389            13,899            28,802            27,747
                                                 -----------       -----------       -----------       -----------

Total operating expenses                             317,199           572,734           650,053         1,209,691
                                                 -----------       -----------       -----------       -----------

Loss from operations                                (147,785)         (188,048)         (319,347)         (725,151)

Other income (expenses):
    Interest income                                    6,452               757             6,765             1,431
    Interest expense                                 (77,763)          (60,910)         (160,806)         (102,188)
    Gain on sale of furniture and equipment                                                  250
    Other income (expense)                             3,615            (4,337)            3,743            (4,337)
                                                 -----------       -----------       -----------       -----------

Total other income (expenses)                        (67,696)          (64,490)         (150,048)         (105,094)
                                                 -----------       -----------       -----------       -----------

Net loss                                         $  (215,481)      $  (252,538)      $  (469,395)      $  (830,245)
                                                 ===========       ===========       ===========       ===========

Earnings per share:

    Net loss per share                           $      (.09)      $      (.11)      $      (.20)      $      (.35)
                                                 ===========       ===========       ===========       ===========

    Weighted average number of shares
      outstanding:                                 2,380,301         2,380,301         2,380,301         2,380,301
                                                 ===========       ===========       ===========       ===========

                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
          FOR THE PERIOD FROM SEPTEMBER 30, 2000 THROUGH MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                                  CLASS B
                                    PREFERRED STOCK                        COMMON STOCK                         COMMON STOCK
                            -------------------------------       ------------------------------      ------------------------------
                               SHARES             AMOUNT             SHARES            AMOUNT            SHARES            AMOUNT
                            ------------       ------------       ------------      ------------      ------------      ------------
Balances
    September 30, 2000         2,000,000       $      2,000          2,375,796      $      2,376             4,505      $          5

Net Loss for the Period
                            ------------       ------------       ------------      ------------      ------------      ------------


Balances,
    March 31, 2001             2,000,000       $      2,000          2,375,796      $      2,376             4,505      $          5
                            ============       ============       ============      ============      ============      ============


                             ADDITIONAL        ACCUMULATED
                           PAID-IN CAPITAL       DEFICIT             TOTAL
                            ------------      ------------       ------------
Balances
    September 30, 2000      $ 17,086,682      $(19,473,475)      $ (2,382,412)

Net Loss for the Period                           (469,395)          (469,395)
                            ------------      ------------       ------------


Balances,
    March 31, 2001          $ 17,086,682      $(19,942,870)      $ (2,851,807)
                            ============      ============       ============

                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED MARCH 31,
                                                            -------------------------
                                                               2001            2000
                                                            ---------       ---------
Cash flows from operating activities:
    Net loss                                                $(469,395)      $(830,245)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Gain on sale of furniture and equipment                  (250)             --
        Depreciation                                           23,912          23,039
        Amortization                                            4,890           4,708
        Increase (decrease) in cash due to changes in:
           Accounts receivable                                  1,585         (72,364)
           Inventories                                         40,487          15,352
           Prepaid expenses                                     3,394          19,214
           Other assets                                           813              --
           Accounts payable and accrued expenses              139,860          56,394
                                                            ---------       ---------

Net cash used in operating activities                        (254,704)       (783,902)
                                                            ---------       ---------

Cash flows from investing activities:
    Deferred patent costs incurred                             (6,055)         (3,314)
    Acquisition of furniture and equipment                         --         (22,059)
    Proceeds from sale of furniture and equipment                 250              --
                                                            ---------       ---------

Net cash used in investing activities                          (5,805)        (25,373)
                                                            ---------       ---------

Cash flows from financing activities:
    Director and Officer loans                                235,500         831,000
    Payments on note payable, bank                            (31,609)         (7,816)
    Repayment of Director and Officer loans                        --         (20,000)
                                                            ---------       ---------

Net cash provided by financing activities                     203,891         803,184
                                                            ---------       ---------

Decrease in cash and cash equivalents                         (56,618)         (6,091)

Cash and cash equivalents at beginning of period               88,687         176,998
                                                            ---------       ---------

Cash and cash equivalents at end of period                  $  32,069       $ 170,907
                                                            =========       =========

                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Interest paid was $1,788 and $2,873 for the six months ended March 31, 2001 and 2000, respectively.

                  See notes to condensed financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

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

     Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities (Common Stock options and Warrants). For the six months ended March 31, 2001 and 2000 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

2.   Management's plans regarding operations and capital resources:

     The Company has incurred recurring losses and has a $3,097,996 working capital deficit at March 31, 2001. During the past three years these losses have been principally funded through sales of preferred stock ($2,500,000) to an entity controlled by the Company's current Chairman of the Board (Mr. Schuchert) and advances of $2,711,500 from Mr. Schuchert. Given the limited financial resources of the Company, the Company is continuing to reduce operating expenses. In addition, the Company is continuing to de-emphasize building an internal sales infrastructure and is concentrating its efforts on establishing partnerships and/or joint ventures with sales channels that do not require up front investment or overhead expense. These relationships may include commission only sales personnel, E-Commerce marketing partners, etc. Based upon the Company's current budget guidelines, management believes that the Company has sufficient working capital to enable the Company to meet its anticipated operating expenses through May 18, 2001. The Company is in discussions with Mr. Schuchert regarding funding the Company's near term cash needs. However, no agreement has been reached and Mr. Schuchert is not obligated to provide such financing. If the Company is unable to secure additional financing from Mr. Schuchert in the very near term, it will not be able to continue as a going concern and will suspend operations.

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

         As a result of additional costs associated with the development and marketing of two new product lines during fiscal year ended September 30, 1999, the Company fully utilized the $1,500,000 line of credit. In order to maintain operations for fiscal year ending September 30, 2000, the Company obtained short term unsecured loans from its former President, Mr. Gerald Simmons and Mr. John
C. Walsh, a director of the Company in the aggregate amount of $20,000. During fiscal year ended September 30, 2000 and subsequently, Mr. Schuchert made additional unsecured advances to the Company, the terms of which have not been finalized. As of May 9, 2001, the outstanding principal balance of this unsecured loan was $1,211,500.

         The Company is in discussions with Mr. Schuchert regarding funding the Company's near term cash needs. However, no agreement has been reached and Mr.
Schuchert is not obligated to provide such financing. If the Company does not secure additional financing from Mr. Schuchert in the very near term, the Company will not be able to continue as a going concern and will suspend operations. SEE "LIQUIDITY AND CAPITAL RESOURCES."

         RESULTS OF OPERATIONS

         During the quarter ended March 31, 2001, the Company realized a net loss of $215,481 on revenues of $190,250, compared to net loss of $252,538 on revenues of $430,380 for the quarter ended March 31, 2000. The decrease in losses from the prior year's quarter ended March 31, 2000, is attributable primarily to the overall reduction in operating expenses. The decrease in revenues of 55.8% from the prior year's quarter ended March 31, 2000 was a direct result of the Company's European licensee in Switzerland transitioning its sunscreen production to a non-Lyphazome technology process. See "Liquidity and Capital Resources."

         During the quarter ended March 31, 2001, the Company incurred operating expenses of $317,199, a 44.6% decrease over operating expenses of $572,734 in the quarter ended March 31, 2000. This decrease in expenses was primarily due to reduction in personnel, travel and entertainment expenses, sales and marketing expenses relating to the Company's moisturizer and sunscreen brand, Lyphazome(R) and the new skin care brand, Celazome(R).

         During the six months ended March 31, 2001, the Company incurred a net loss of $469,395 on revenues of $382,261, compared to a net loss of $830,245 on revenues of $567,294 for the comparable period ended March 31, 2000. This decrease in net losses from the prior year's six months ended March 31, 2000, is attributable primarily to a 46.3% overall reduction in operating expenses. The decrease in revenues from the prior year's six months ended March 31, 200, was a result, primarily, of the Company's European licensee in Switzerland transitioning its sunscreen production to a non-Lyphazome technology process.

         During the quarter ended March 31, 2001, the Company incurred interest expense of $77,763, a 27.7% increase over interest expense of $60,910 for the quarter ended March 31, 2000. Interest expense for the six months ended March 31, 2001 was $160,806, representing a 57.4% increase over interest expense of $102,188 for the six months ended March 31, 2000. This increase in interest expense is associated with the secured line of credit arrangement and the unsecured loan with Mr. Joseph S. Schuchert, Jr. SEE "LIQUIDITY AND CAPITAL RESOURCES."

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

        As a result of such significant increase in marketing costs and legal fees, which were not offset by sales revenues, the Company had substantially utilized its working capital resources by December 1998. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The Credit Agreement (the "Credit Agreement") provides for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which was due on December 31, 2000, 180 days from written demand of Mr. Schuchert as lender or upon an event of default under the agreement. (SEE "ITEM 3, DEFAULTS UPON SENIOR SECURITIES.") As of May 9, 2001, Mr. Schuchert has not called the credit agreement on the Company, but is under no obligation to do so. The line of credit bears interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the WALL STREET JOURNAL, plus 1 1/2% or (ii) 9%, which is payable monthly or may be accrued. The facility is secured by all of the assets of the Company (subject to any existing liens). The facility is subject to the Company satisfying certain agreed upon quarterly operating budget guidelines. As of May 9, 2001, the Company had $1,500,000 outstanding under this facility plus accrued interest of $340,027 as of April 30, 2001. The proceeds of the loan have been utilized to fund operations and to pay legal fees in connection with the Dermik lawsuit which was settled in March 1999. Under the terms of the warrant granted in connection with the Credit Agreement, Mr. Schuchert is entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility and 1.6 shares of Common Stock for each dollar of accrued interest that is unpaid when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. As of May 9, 2001, Mr. Schuchert is entitled to purchase an aggregate of 2,944,043 shares of Common Stock upon the exercise of such warrant.

        As of March 31, 2001, the Company had a working capital deficit of $3,097,996, a decrease in working capital of $459,634 from the level of working capital deficit, of $2,638,362 as of September 30, 2000. The decrease in working capital is primarily attributable to operating expenses not offset by sales revenues, accrued interest on the Credit Agreement, plus estimated accrued interest on the unsecured loan from Mr. Schuchert and additional inventory reserves for expired products.

         Since October 1999, the Company has substantially relied upon advances by Mr. Schuchert, a Director of the Company, to provide working capital to fund operations. Mr. Schuchert made the advances as an additional unsecured loan, the terms of which have not been finalized. As of May 9, 2001, the outstanding principal balance of this unsecured loan was $1,211,500 plus estimated accrued interest of $146,686 as of April 30, 2001. As of May 9, 2001 the Company's cash position was $5,594. Given the limited financial resources of the Company, the Company is continuing to reduce operating expenses. In addition, the Company is continuing to de-emphasize building an internal sales infrastructure and is concentrating its efforts on establishing partnerships and/or joint ventures with sales channels that do not require up front investment or overhead expense. Among others, these relationships may include commission only sales personnel and E-Commerce marketing partners. Based upon the Company's current budget guidelines, management believes that the Company has sufficient capital to enable the Company to meet its anticipated operating expenses through May 18, 2001. The Company is in discussions with Mr. Schuchert regarding funding the Company's near term cash needs. However, no agreement has been reached and Mr. Schuchert is not obligated to provide such financing. If the Company does not secure additional financing from Mr. Schuchert in the very near term, the Company will not be able to continue as a going concern and will suspend operations.

         In light of the Company's limited capital resources, the Company has reduced operations and cut expenses to the greatest extent possible while continuing to service its existing business. Nevertheless, the Company currently has a minimum monthly overhead of $55,000. Although Mr. Schuchert has historically funded the Company's operating cash shortfalls he is not obligated to do so and has not provided any additional funding to the Company since January 2001. Since that date, the Company has had sufficient revenues to fund its operating cash needs, although there can be no assurance that they will continue to be sufficient.

         In August 2000, Spirig AG informed the Company that it would begin transitioning its sunscreen to a non-LyphaZome technology. The transition will begin subsequent to fiscal year ending September 30, 2000 and will be completed by March 22, 2003, the expiration of Spirig AG's contract. The Company has agreed to accept a fee from Spirig AG based on sales of the non-LyphaZome sunscreens. This fee is in lieu of the normal licensing fee. At this point, the Company is unable to quantify its projected loss of revenue from the Spirig AG contract. To offset the potential revenue decreases from Spirig AG, the Company is negotiating with a number of new international licensee/distributor candidates. In October 2000, Quinoderm, Ltd. signed a licensee agreement with the Company to distribute products in the United Kingdom and Ireland markets. In addition, in April 2001, Huey Shyua International Enterprise Co., Ltd. has signed a distribution agreement with the Company to distribute Celazome(R) products in the Taiwan market.

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

                                        FOUNTAIN PHARMACEUTICALS, INC.



Dated:  May 15, 2001                    /s/ CHRISTOPHER J. WHITAKER
                                        ----------------------------------------
                                        CHRISTOPHER J. WHITAKER
                                        Interim Chief Executive Officer and
                                        Vice President of Operations


                                        /s/ FRANCIS J. WERNER
                                        ----------------------------------------
                                        FRANCIS J. WERNER
                                        Interim Chief Financial Officer and
                                        Director of Finance and Administration