Form 10QSB
period 2001-06-30
FOUNTAIN PHARMACEUTICALS INC
filed 2001-09-13
CIK 851199

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)
----------
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ---------------------------------------------------------------------
     ACT OF 1934
     -----------

                 For the quarterly period ended June 30, 2001
                 --------------------------------------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


                    2040 Calumet St., Clearwater, FL 33765
                    --------------------------------------
               (Current Address of Principal Executive Offices)



                 7279 Bryan Dairy Road, Largo, Florida  33777
                 --------------------------------------------
                (Former Address of Principal Executive Offices)


                                (727) 446-6882
                                --------------
             (Registrant's telephone number, including area code)

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1)  Yes   X      No _____
                                   -----

                          (2)  Yes   X      No _____
                                   -----

                      APPLICABLE ONLY TO ISSUERS INVOLVED
          IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by court.

                             Yes   X      No _____
                                 -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the Registrant's classes of Common Stock, as of September 11, 2001:

Common Stock, par value           $.001 - 2,375,796

Class B Common Stock, par value   $.001 - 4,505


                Transitional Small Business Disclosure Format:

                              Yes _____    No   X
                                              -----

                        FOUNTAIN PHARMACEUTICALS, INC.

                                     INDEX

                                                                       Page
                                                                       ----
Part I.      Financial Information*
-------      ---------------------

  Item 1.    Condensed Financial Statements (Unaudited)

             Balance Sheets - September 30, 2000
             and June 30, 2001 (Unaudited)                                4

             Statements of Operations - for the three and nine
             months ended June 30, 2001 and 2000
             (Unaudited)                                                  5

             Statements of Cash Flows - for the nine
             months ended June  30, 2001 and 2000
             (Unaudited)                                                  6

             Notes to Condensed Financial Statements
             (Unaudited)                                                  7

  Item 2.    Management's Discussion and
             Analysis or Plan of Operation                                9

  Item 3.    Proforma Financial Information                              12

Part II.     Other Information
--------     -----------------

  Item 1.    Legal Proceedings                                           12
  Item 2.    Changes in Securities                                       12
  Item 3.    Defaults Upon Senior Securities                             13
  Item 4.    Submission of Matters to a Vote of Security Holders         13
  Item 5.    Other Information                                           13
  Item 6.    Exhibits and Reports on Form 8-K                            14


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                        FOUNTAIN PHARMACEUTICALS, INC.
                                BALANCE SHEETS

                       ASSETS

                                                          June 30, 2001       September 30,
                                                           (Unaudited)             2000
                                                          -------------       -------------
Current assets:
  Cash and cash equivalents                               $     52,859        $     88,687
  Accounts receivable, net of allowance
   for uncollectible accounts
   ($1,700, June 30, 2001;
   $10,600, September 30, 2000)                                 88,815              50,409
  Inventories                                                  154,841             233,169
  Prepaid expenses                                               2,727               6,184
                                                          ------------        ------------

  Total current assets                                         299,242             378,449

Furniture and equipment, less
  accumulated depreciation
  ($267,161, June 30, 2001;
  $342,581, September 30, 2000)                                 66,271             101,819

Patent costs, less accumulated
  amortization ($209,347, June 30,
  2001; $45,408, September 30, 2000)                                 -             157,884

Other assets                                                     6,783              10,046
                                                          ------------        ------------

Total assets                                              $    372,296        $    648,198
                                                          ============        ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                   $    189,605        $    219,114
  Accrued interest                                             535,713             303,887
  Current maturities of long-term debt                               -              17,810
  Notes Payable, related party                               2,716,500           2,476,000
                                                          ------------        ------------

       Total current liabilities                             3,441,818           3,016,811

Long-term debt, less current maturities                              -              13,799
                                                          ------------        ------------

       Total liabilities                                     3,441,818           3,030,610

Stockholders' deficit
  Preferred stock, par value $.001,
    2,000,000 shares authorized, issued
    and outstanding (1.2 votes per share)                        2,000               2,000
  Common stock, par value $.001,
    50,000,000 shares authorized;
    2,375,796 shares issued and
    outstanding (1 vote per share)                               2,376               2,376
  Class B common stock; par value
    $.001, 5,000,000 shares authorized;
    4,505 shares issued and outstanding
    (5 votes per share)                                              5                   5
  Additional paid-in capital                                17,094,106          17,086,682
  Accumulated deficit                                      (20,168,009)        (19,473,475)
                                                          ------------        ------------
       Total stockholders' deficit                          (3,069,522)         (2,382,412)
                                                          ------------        ------------
Total liabilities and stockholders' deficit               $    372,296        $    648,198
                                                          ============        ============


                 See notes to condensed financial statements.

                        FOUNTAIN PHARMACEUTICALS, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               Three Months Ended        Nine Months Ended
                                                    June 30,                June 30,
                                               ------------------     ----------------------
                                                 2001      2000         2001          2000
                                               -------   --------     --------     ---------
Revenue                                     $  266,629  $  361,447   $  648,890  $   928,741

Cost of sales                                   67,621      45,346      119,176      128,100
                                            ----------  ----------   ----------  -----------

Gross profit                                   199,008     316,101      529,714      800,641
                                            ----------  ----------   ----------  -----------

Operating expenses:
 Research and development                       26,121      72,904      156,129      273,212
 General and administrative                     56,836     124,685      248,722      403,570
 Selling                                        97,062     244,029      396,419      946,780
 Depreciation and amortization                 170,147      13,898      198,949       41,645
                                            ----------  ----------   ----------  -----------

Total operating expenses                       350,166     455,516    1,000,219    1,665,207
                                            ----------  ----------   ----------  -----------

Loss from operations                        (  151,158) (  139,415)  (  470,505) (   864,566)

Other income (expenses):
 Interest income                                   134       1,409        6,899        2,840
 Interest expense                           (   72,809) (   69,314)  (  233,615) (   171,502)
 Loss on sale of furniture and equipment          (539)              (      289)
 Other income (expense)                     (      767) (    9,298)       2,976  (    13,635)
                                            ----------  ----------   ----------  -----------

Total other expenses                        (   73,981) (   77,203)  (  224,029) (   182,297)
                                            ----------  ----------   ----------  -----------

Net loss                                    ( $225,139) ( $216,618)  ( $694,534) ($1,046,863)
                                            ==========  ==========   ==========  ===========

Earnings per share data:

 Net loss per share                         ($     .09) ($     .09)  ($     .29)  ($     .44)
                                            ==========  ==========   ==========   ==========

 Weighted average number of shares
  outstanding:                               2,380,301   2,380,301    2,380,301    2,380,301
                                            ==========  ==========   ==========   ==========

                 See notes to condensed financial statements.

                        FOUNTAIN PHARMACEUTICALS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Nine Months Ended June 30,
                                                               ------------------------------
                                                                  2001                2000
                                                               ---------          -----------
Cash flows from operating activities:
  Net loss                                                     $(694,534)         $(1,046,863)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Expenses funded by issuance of options and warrants            7,424                    -
    Loss on sale of furniture and equipment                          289                    -
    Depreciation                                                  35,009               34,584
    Amortization                                                 163,939                7,061
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                        (38,406)              58,567
      Inventories                                                 78,328               52,841
      Prepaid expenses                                             3,457               56,653
      Other assets                                                 3,263                 (400)
      Accounts payable and accrued expenses                      202,317               97,303
                                                               ---------          -----------

Net cash used in operating activities                           (238,914)            (740,254)
                                                               ---------          -----------

Cash flows from investing activities:
  Deferred patent costs incurred                                  (6,055)              (4,245)
  Acquisition of furniture and equipment                               -              (22,058)
  Proceeds from sale of furniture and equipment                      250                    -
                                                               ---------          -----------

Net cash used in investing activities                             (5,805)             (26,303)
                                                               ---------          -----------

Cash flows from financing activities:
  Director and officer loans                                     240,500              831,000
  Payments on note payable, bank                                 (31,609)             (11,884)
  Repayment of director and officer loans                              -              (20,000)
                                                               ---------          -----------

Net cash provided by financing activities                        208,891              799,116
                                                               ---------          -----------

Increase (decrease) in cash and cash equivalents                 (35,828)              32,559

Cash and cash equivalents at beginning of period                  88,687              176,998
                                                               ---------          -----------

Cash and cash equivalents at end of period                     $  52,859          $   209,557
                                                               =========          ===========

                Supplemental Schedule of Cash Flow Information
                ----------------------------------------------

Interest paid was $1,789 and $3,870 for the nine months ended June 30, 2001 and 2000, respectively.

                        FOUNTAIN PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

1. The interim financial statements of Fountain Pharmaceuticals, Inc. (the "Company") which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB for the year then ended. The report of the Company's independent auditors for the year ended September 30, 2000 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. Furthermore, subsequent to June 30, 2001 the Company commenced liquidation. (See Note 2). The assets at June 30 are carried at cost. Amounts anticipated to be realized from the liquidation of the Company's assets are expected to approximate their book value. The Company has not been able to definitively determine the amount expected to be realized from the sale of its public company shell. The interim results reflected in the accompanying financial statements are not indicative of the results of operations for a full fiscal year.

   The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

   Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities (Common Stock options and Warrants). For the three and nine months ended June 30, 2001 and 2000 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

2. Discontinuance of all operations:

       The Company has incurred recurring losses and has a $3,142,576 working capital deficit at June 30, 2001. During the past three years these losses have been principally funded through sales of preferred stock ($2,500,000) to an entity controlled by the Company's current Chairman of the Board (Mr. Joseph S. Schuchert, Jr.) and advances of $2,716,500 from Mr. Schuchert which included a secured line of credit of $1,500,000 ("Secured Credit Agreement"). On June 21, 2001, Mr. Schuchert notified the Company that it was in default under the Secured Credit Agreement dated December 31, 1998. Mr. Schuchert requested immediate payment and in the event such payments were not forthcoming on or before July 2, 2001, notice was given that Mr. Schuchert would take action to take possession of the Company's assets and other collateral as defined in the Secured Credit Agreement.

     The Company's Board of Directors voted on June 28, 2001 to comply with the agreement and transfer the assets of the Company at the close of business on July 6, 2001 to Mr. Schuchert, since the Company was not in a financial position to make the required payment. As of July 6, 2001, the Company had $1,870,997 of principal and interest due under this facility. (See Pro-Forma Information included elsewhere in Quarterly Report on Form 10QSB).

     Since the Company no longer has assets subsequent to June 30, 2001, except the Company's public shell, it no longer has the ability to generate revenue to offset the Company's unsecured liabilities; therefore, the Company is not in the position to continue as a going concern. The Company's Board of Directors accordingly suspended operations and is in liquidation. The Company's Board of Director's retained only one employee, the Interim Chief Financial Officer/Director of Finance and Administration, who will assist in the transfer of assets to Mr. Schuchert and close down the operations of the Company. The Company's Board of Directors is currently pursuing candidates with interests in purchasing the Company's public shell, proceeds of which will be used to pay the unsecured liabilities, to the extent possible, and other related Company expenses. However, there can be no assurance that any such transactions will be successfully completed by the Company.

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

     As a result of significant increases in marketing costs associated with the expansion of existing product lines and the introduction of new products during fiscal year ended September 30, 1998, which were not offset by sales revenues during the period, the Company substantially utilized its working capital resources. In order to provide working capital, the Company also entered into a secured credit arrangement ("Secured Credit Agreement") with Mr. Schuchert as of December 31, 1998. The credit agreement provides for a two-year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines.

     As a result of additional costs associated with the development and marketing of two new product lines during fiscal year ended September 30, 1999, the Company fully utilized the $1,500,000 line of credit. During fiscal year ended September 30, 2000 and subsequently, Mr. Schuchert made additional unsecured advances to the Company, the terms of which have not been finalized. As of July 6 the Company had $1,870,977 of principal and interest due under the secured facility and as of August 27, 2001, the outstanding principal balance of the unsecured loan was approximately $1,233,000.

     On June 21, 2001, Mr. Schuchert notified the Company that it was in default of the funds advanced by him under the Secured Credit Agreement dated December 31, 1998. Mr. Schuchert requested immediate payment and in the event such payments were not forthcoming on or before July 2, 2001, notice was given that Mr. Schuchert would take action to take possession of the Company's assets and other collateral as defined in the Secured Credit Agreement.

     The Company's Board of Directors voted on June 28, 2001 to comply with the agreement and transfer the assets of the Company at the close of business on July 6, 2001 to Mr. Schuchert, since the Company was not in a financial position to make the required payment. As a result, the secured debt was satisfied through this transfer of assets, although the unsecured facility remains outstanding.

     Since the Company no longer has assets subsequent to June 30, 2001, except the Company's public shell, it no longer has the ability to generate revenue to offset the Company's unsecured liabilities and is not in the position to continue as a going concern. The Company's Board of Directors accordingly suspended operations and terminated the remaining employees including the interim Chief Executive Officer/Vice President of Operations effective July 6, 2001. (See Part II, "Item 5, Other Information") The Company's Board of Director's retained only one employee, the Interim Chief Financial Officer/Director of Finance and Administration, who will assist in the transfer of assets to Mr. Schuchert and close down the operations of the Company. The Company's Board of Directors are currently pursuing candidates with interests in purchasing the Company's public shell, proceeds of which will be used to pay the unsecured liabilities, to the extent possible, and other related Company expenses. However, there can be no assurance that any such transactions will be successfully completed by the Company. See "Liquidity and Capital Resources."

     Results of Operations

     During the quarter ended June 30, 2001, the Company realized a net loss of $225,139 on revenues of $266,629 compared to net loss of $216,618 on revenues of $361,447 for the quarter ended June 30, 2000. The increase in loses from the prior year's quarter ended June 30, 2000, is attributable primarily to the additional reserve of obsolete inventory and the write-off of deferred patent costs, which were considered to be impaired. The decrease in revenues of 26.2% from the prior year's quarter ended June 30, 2000 was a direct result of the Company's European licensee in Switzerland transitioning its sunscreen production to a non-Lyphazome technology process. See "Liquidity and Capital Resources."

     During the quarter ended June 30, 2001, the Company incurred operating expenses of $350,166, a 23.1% decrease over operating expenses of $455,516 in the quarter ended June 30, 2000. This decrease in expenses was primarily due to reduction in personnel, travel and entertainment expenses, sales and marketing expenses relating to the Company's moisturizer and sunscreen brand, Lyphazome(R) and the new skin care brand, Celazome(R).

     During the nine months ended June 30, 2001, the Company incurred a net loss of $724,534 on revenues of $648,890, compared to a net loss of $1,046,863 on revenues of $928,741 for the comparable period ended June 30, 2000. This decrease in net losses from the prior year's nine months ended June 30, 2000, is attributable primarily to a 39.9% overall reduction in operating expenses. The decrease in revenues from the prior year's nine months ended June 30, 2000, was a result, primarily, of the Company's European licensee in Switzerland transitioning its sunscreen production to a non-Lyphazome technology process.

     During the quarter ended June 30, 2001, the Company incurred interest expense of $72,809, a 5% increase over interest expense of $69,314 for the quarter ended June 30, 2000. Interest expense for the nine months ended June 30, 2001 was $233,615, representing a 36.2% increase over interest expense of $171,502 for the nine months ended June 30, 2000. This increase in interest expense is associated with the secured line of credit arrangement and the unsecured loan with Mr. Joseph S. Schuchert, Jr. See "Liquidity and Capital Resources."

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

     During the period from the quarter ended June 30, 1994 throughout the bankruptcy proceedings, the Company's operations were funded primarily through sales of products and from royalties, as well as the sale of 25,000,000 shares (pre-split) of the Company's Common Stock to its then Chief Executive Officer at a purchase price of $250,000 in December 1995. Since emerging from bankruptcy, the Company's primary sources of working capital have been sales revenues, short term advances from the Company's then Chief Executive Officer and proceeds of $2.5 million generated from a private placement offering in July 1997.

     The Company had substantially utilized its existing working capital resources by December 1998. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The Credit Agreement (the "Credit Agreement") provided for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which was due on the earlier of December 31, 2000 or 180 days from written demand of Mr. Schuchert as lender, or upon an event of default under the agreement. (See Part II, "Item 3, Defaults upon Senior Securities.") The line of credit bore interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the Wall Street Journal, plus 1 1/2% or (ii) 9%, which was
                   -------------------
payable monthly or may be accrued. The facility was secured by all of the assets of the Company (subject to any existing liens). The facility was subject to the Company satisfying certain agreed upon quarterly operating budget guidelines for which the Company was in default. The Company was not in a financial position to make the payment of $1,782,184 in principal and interest due on December 31, 2000. Subsequent to December 31, 2000, the line of credit continued to accrue interest, the Company remained in default under this agreement; however, Mr. Schuchert did not exercise his option to call the loan until June 21, 2001. As of July 6, 2001, the Company had $1,500,000 outstanding under this facility plus accrued interest of $370,997.

     Since October 1999, the Company has substantially relied upon advances by Mr. Schuchert, a Director of the Company, to provide working capital to fund operations. Mr. Schuchert made the advances as an additional unsecured loan, the terms of which were never finalized. As of August 27, 2001, the outstanding principal balance of this unsecured loan was approximately $1,233,000 plus estimated accrued interest of $178,306 as of July 31, 2001. Subsequent to the aforementioned transfer of assets in lieu of foreclosure, the Company's cash position was zero and had no assets. The Company has suspended operations and terminated all, but one, of its employees. The

Company is currently pursuing candidates with interests in purchasing the Company's public shell, proceeds of which will be used to pay the unsecured liabilities, to the extent possible, and other related Company expenses. However, there can be no assurance that any such transactions will be successfully completed by the Company. Mr. Schuchert has conditionally indicated his intention to fund the Company's critical cash needs for the near term to cover payroll, SEC filing fees and related expenses, legal and accounting fees, federal, state and local tax agencies, but is under no obligation to do so.

     Effects of Inflation

     The Company does not expect inflation to materially effect its results of operations.

Item 3.  PROFORMA FINANCIAL INFORMATION

     The July 2001 disposition of Fountain Pharmaceutical, Inc.'s sole business segment resulted from the conveyance of substantially all of the Company's assets, including its technology and patent rights, previously determined to be impaired and written off, to a related party that had made loans to the Company, which were in default. The loans were secured by all of the Company's assets and the assets were conveyed to the lender in lieu of foreclosure. Subsequent to this July 6, 2001 transaction, the Company had no assets, current liabilities of approximately $1,570,000 and a stockholders' deficit of approximately $1,570,000. All operations have been suspended and management estimates that the cost to liquidate the remaining business of the Company will be $30,000.

Part II.  Other Information

Item 1.   Legal Proceedings
          -----------------

     On February 21, 2001, the Company was served a summons by the Plaintiff, Chantal Hevia & Company, Inc., alleging non-payment for research and marketing services rendered to the Company during the fiscal year ending September 30, 2000. The Company is in agreement that payment is due, but is not in agreement with the amount of $16,512.62 that is due with interest since April 1, 2000 as stated in the summons by the Plaintiff, Chantal Hevia & Company, Inc. A motion to abate discovery or, alternatively, to extend time was filed by the Company's attorneys, Whittemore, Ferguson P.A. on August 16, 2001. A hearing for the Company's motion to compel arbitration and motion to dismiss is scheduled for September 25, 2001.

Item 2.   Changes in Securities
          ---------------------

     None

Item 3.   Defaults upon Senior Securities
          -------------------------------

     As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations/Liquidity and Capital Resources" the Company's line of credit with Mr. Schuchert matured on December 31, 2000. The Company was not in a financial position to make the payment of $1,782,184 in principal and interest due on that date. The line of credit is secured by a lien on substantially all the assets of the Company. On July 6, 2001, Mr. Schuchert took action to enforce his rights under the agreement which evidence the line of credit. Effective July 7, 2001, all assets of the Company were transferred to Mr. Schuchert.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     None

Item 5.   Other Information
          -----------------

     (a)  Change in Officers

     Mr. Christopher J. Whitaker, Interim Chief Executive Officer/Vice President of Operations was terminated on July 6, 2001 by the Company's Board of Directors due to the Company suspending operations pursuant to the transfer of assets to Mr. Joseph S. Schuchert, Jr. See "Management's Discussion And Analysis Or Plan Of Operation."

     (b)  General

     PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
     --------------------------------------------------------------

     When used in this Quarterly Report on Form 10-QSB, the words "may", "will", "expect", "anticipate", "continue", "estimate", "intend", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ from those included within the forward-looking statements (which differences may be material) as a result of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations in the immediate term; (ii) the company's ability to secure a buyer for the public shell; and
(iii) the Company's ability to pay its' unsecured liabilities. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

          Current Report on Form 8-K dated of July 6, 2001 reporting the transfer of assets to Mr. Joseph S. Schuchert, Jr. and suspending Company operations.

                        FOUNTAIN PHARMACEUTICALS, INC.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FOUNTAIN PHARMACEUTICALS, INC.



Dated:  September 13, 2001              /s/ Francis J. Werner
                                        ---------------------
                                        FRANCIS J. WERNER
                                        Interim Chief Financial Officer and
                                        Director of Finance and Administration