Form 10KSB
period 2001-09-30
FOUNTAIN PHARMACEUTICALS INC
filed 2002-01-29
CIK 851199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                            For the fiscal year ended
                               September 30, 2001


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

            505 South Westland Avenue, Suite D, Tampa, Florida 33606
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (813) 248-0086
                                                           --------------

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

                               (1) Yes [X] No [ ]

                               (2) Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       Registrant's revenues for the year ended September 30, 2001: $666,754


         The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of January 18, 2002 was approximately $56,430 based upon the closing sales price of the Company's Common Stock as of January 18, 2002 (see Footnote (1) below).


                     APPLICABLE ONLY TO REGISTRANTS INVOLVED
           IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

         The number of shares outstanding of the Registrant's class of Common Stock, par value $.001 per share, as of January 18, 2002, was 5,875,796.

         The number of shares outstanding of the Registrant's Class B Common Stock, par value $.001 per share, as of January 18, 2002, was 104,505.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                 Transitional Small Business Disclosure Format:

                                    Yes [ ]  No [X]



------------------------------
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

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

                                     PART I

ITEM 1   BUSINESS
------   --------

Background

         Fountain Pharmaceuticals, Inc. (the "Company"), incorporated in the State of Delaware on March 23, 1989, was organized to develop and commercialize certain proprietary compound encapsulation technologies for use in health care, agricultural, veterinary and consumer market items using technologies developed privately and assigned to the Company. These technologies involved development of man-made spheres composed of soybean lipids that were engineered to entrap pharmaceuticals or other biologically active molecules within the membranes of the soybean lipids, hence a compound delivery encapsulation system known as "Solvent Dilution Micro Carriers" ("SDMC's"). The SDMC's were principally intended for use in connection with dermal applications, solubilization of compounds, parenteral and oral formulations and non-pressurized aerosol preparations. The Company developed a number of proprietary products utilizing its SDMC technologies. These included non-regulated consumer goods and dermatologic products consisting of sunscreens, lotions and moisturizers. Following several years of continued developmental efforts, the Company was able to secure patents on several aspects of its technologies in the United States and Europe and initiate certain marketing programs.

         As a result of significant increases in marketing costs associated with the expansion of existing product lines and the introduction of new products during fiscal year ended September 30, 1998, which were not offset by sales revenues during the period, the Company substantially utilized its working capital resources. In order to provide working capital, the Company entered into a secured credit arrangement ("Secured Credit Agreement") with Mr. Joseph S. Schuchert, Jr. (a related party as discussed in the second succeeding paragraph) as of December 31, 1998. The credit agreement provided for a two-year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines.

         As a result of additional costs associated with the development and marketing of two new product lines during fiscal year ended September 30, 1999, the Company fully utilized the $1,500,000 line of credit. During fiscal years ended September 30, 2000 and 2001 Mr. Schuchert made additional unsecured advances to the Company, the terms of which were never finalized. As of September 30, 2001 the outstanding principal balance of the unsecured loan was approximately $1,255,000.

         The Company continued to incur losses and had a working capital deficit at June 21, 2001. Through June 21, 2001 these losses had been principally funded through sales of preferred stock ($2,500,000) to an entity controlled by the Company's former Chairman of the Board (Mr. Joseph S. Schuchert, Jr.) and advances of $2,716,500 from Mr. Schuchert which included the secured line of credit of $1,500,000 ("Secured Credit Agreement"). On June 21, 2001, Mr. Schuchert notified the Company that it was in default under the Secured Credit Agreement dated December 31, 1998. Mr. Schuchert requested immediate payment of the $1,500,000 principal and accrued interest due under the Secured Credit Agreement and, in the event such payments were not forthcoming on or before

July 2, 2001, notice was given that Mr. Schuchert would take action to take possession of the Company's assets and other collateral as defined in the Secured Credit Agreement.

         The Company's Board of Directors voted on June 28, 2001 to comply with the agreement and transfer the assets of the Company at the close of business on July 6, 2001 to Mr. Schuchert, since the Company was not in a financial position to make the required payment. As a result, the secured debt was satisfied through this transfer of assets, although the unsecured facility remained outstanding.

         On December 31, 2001 Park Street Acquisition Corporation ("Park Street"), a Florida corporation, acquired 2,000,000 shares of Class A Convertible Preferred Stock ("Preferred Stock") of the Company from Fountain Holdings LLC ("Holdings") and all Common Stock Purchase Warrants (the "Warrants") in the name of Holdings to purchase shares of the Company's Class A Common Stock. The Preferred Stock converts into 1,264,151 shares of Class A Common Stock. The aggregate purchase price paid to Holdings was Twenty Thousand ($20,000) Dollars ("Purchase Price"), allocated $8,000 towards the purchase of the Preferred Stock and $12,000 towards the purchase of the Warrants. Simultaneously with the closing, Park Street and the Company agreed to retire the Warrants.

         Mr. Schuchert, the principal shareholder of Holdings, in consideration of the Purchase Price, released and discharged the Company from its obligations due to him and Fountain Holdings LLC pursuant to a Credit Agreement dated as of December 31, 1998, and from any other debts or obligations owing Schuchert by the Company. As of December 29, 2001 the Company owed Schuchert approximately $1,454,733 of principal and interest.

         Simultaneously with the transactions described above, Park Street acquired directly from the Company 3,500,000 shares of the Company's Class A Common Stock and 100,000 shares of the Company's Class B Common Stock for an aggregate purchase price of $180,000. The proceeds of this transaction were utilized by the Company to retire all of its remaining liabilities. As a result of the foregoing, Park Street became the "control person" of the Company as that term is defined in the Securities Act of 1933, as amended.

         In connection with these transactions, the Board of Directors of the Company nominated Brendon K. Rennert to the Board of Directors and all former officers and directors delivered their letters of resignation to the Company. Mr. Rennert was named CEO, President and Secretary of the Company. These appointments are subject to compliance with the notice requirements of Rule 14f-1 under the Securities Act of 1934 ("Rule 14f-1"). Mr. Schuchert has agreed to remain as the Company's sole director until the company has complied with Rule 14f-1.

         The Board of Directors nominated Brendon K. Rennert as the sole director of the Company. Mr. Rennert will not take office until at least ten
(10) days after the Information Statement is mailed or delivered to the Company's shareholders of record in compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder. The mailing was completed on January 18, 2002. Accordingly, on January 28, 2002 Mr. Schuchert will resign as the Company's sole director and Mr. Rennert will become the Company's sole director. As a result of the transfer of the Company's assets to Schuchert, the Company became a "blank check" or "shell" company.

Business Objectives

         The Company plans to seek one or more potential businesses that Management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Nevertheless, Management does not intend to become involved with a company that is an investment company under the Investment Company Act of 1940; with a company that is a broker or dealer of investment securities or commodities; or with any company in which the officers, directors or shareholders of the target company are officers or directors of the Company. These business objectives are extremely general and are not intended to be restrictive upon the discretion of Management. Except for the general limitations contained above, management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition. Shareholders will therefore have extremely limited information as to Management's specific intentions and investors will be unable to determine even the industries which management might consider.

         The target company may be (i) in its preliminary or developmental stage, (ii) a financially troubled business or (iii) a going concern. It is impossible to determine the capital requirements of the target business or whether such business may require additional capital. Some target companies may seek to establish a public trading market for their securities.

         The analysis of potential business endeavors will be undertaken by or under the supervision of Management. Management will rely on its own business judgment in evaluating businesses that the Company may acquire or participate. See Item 9 - Directors, Executive Officers, Promoters and Control Persons. Locating and investigating specific business proposals may take an extended period of time. If a business is located, the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial time, effort, and expense. The time periods of these subsequent steps cannot be determined. If a specific business endeavor cannot be located the costs incurred in the investigation are not likely to be recovered. The failure to consummate an attempted transaction would likely result in the loss of the costs incurred.

         Shareholders of the Company are relying totally upon the business judgment of Management. Shareholders will not likely be consulted or provided any disclosure documentation in connection with any acquisition engaged in by the Company, unless required by state corporate law or the Federal securities laws. Although Management does not anticipate a sale of their Company shares in connection with an acquisition, in the event Management does enter into an agreement to do so, the remaining shareholders of the Company may not be afforded an equal opportunity to do so. As Management intends to offer a controlling interest in the Company, it is probable that a change of control will occur as a result of an acquisition engaged in by the Company. To the best knowledge of the Company, there are no lock-up agreements or understandings between the Company and its shareholders or among the shareholders which has the effect of restricting the transferability of any shareholders stock holdings. There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs, and there are no agreements concerning the election of members of the Board of Directors.

         It is not presently anticipated that the Company will acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest, however there is no agreement, policy, or understanding to prevent such a transaction. In the event of such a non-arm's length transaction, Management would seek an independent appraisal of the transaction. Notwithstanding the foregoing, there is the potential that a conflict of interest will arise between the Company and its management in which case Management's fiduciary duties may be compromised. Any remedy available under state corporate law would, in such an event, most likely be prohibitively expensive and time consuming.

         A number of states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. In such an event, the shareholders of the Company, as well as the shareholders of any target company, may be limited in their ability to resell shares of the Company. To the best knowledge of the Company, the following states may have such limitations (this list is not exhaustive and a significant number of other states may also have such limitations): Connecticut, Georgia, Oregon, Washington, and Florida.

Competition

         Inherent difficulties exist for any new company seeking to enter an established field. The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately financed entities.

         There are many established venture capital and financial concerns which have significantly greater financial and personnel resources, technical expertise and experience than the Company. The Company is also subject to competition from numerous other recently formed public and private entities with business objectives similar to those of the Company.

Regulation

         The Investment Company Act of 1940 (Investment Act) defines an investment company as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. The Company does not intend to engage primarily in the activities of purchasing, trading or selling securities and intends to conduct its activities so as to avoid being classified as an investment company under the Investment Act. The Company could be expected to incur significant registration and compliance costs if required under the Investment Act, and the regulations promulgated thereunder. Section 3(a) of the Investment Act provides exclusions from its application for companies which are not primarily engaged in the business of investing, reinvesting or trading in investment securities. Management intends to implement its business plan in a manner which will result in the availability of this exception from the definition of investment company. Accordingly, Management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an investment company.

         The Company's plan of business may involve changes in its capital structure, management, control, and business, especially if it consummates its plan to acquire or merge with another entity. Each of these areas are regulated by the Investment Act, which regulations have the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

         Even if the Company restricts its activities as described above, it is possible that it may be classified as an inadvertent investment company. This would be most likely to occur if significant delays are experienced in locating a business opportunity.

         The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, including an exception which allows an entity a one-time option during any three (3) year period to claim an exemption as a transient investment company. The necessity of asserting any such contention, or making any other claim of exemption, could be time consuming, costly or even prohibitive, given the Company's limited resources.

         The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and state tax consequences to the Company and its shareholders, and to any target company and its shareholders. Under Section 368 of the Internal Revenue Code of 1986, as amended (the Code), a statutory merger or consolidation is an exempt transaction and may be tax free to the companies and their shareholders if effected in accordance with state law. A tax free reorganization may require the Company to issue a substantial portion of its securities in exchange for the securities or assets of a target firm. Consequently, a tax free reorganization may result in substantial dilution of the ownership interests of the present shareholders of the Company. Even if a merger or consolidation is undertaken in accordance with the Code, there is no assurance that tax regulations will not change and result in the Company or its shareholders incurring a significant tax liability.

         The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years,
(ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Employees

         The Company presently (at January 18, 2002) has no employees other than its sole officer, Mr. Brendon Rennert. Mr. Rennert is employed in another business and therefore allocates a minimal amount of time to the affairs of the Company.

ITEM 2   PROPERTIES
------   ----------

         The Company owns no real property. The Company's facility leases were terminated.

ITEM 3   LEGAL PROCEEDINGS
------   -----------------

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------   ----------------------------------------------------------------------

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

         Fiscal 2000                                 HIGH              LOW
         -----------                                 ----              ---

         First Quarter                               $1.00            $.25
         Second Quarter                               $.6875          $.25
         Third Quarter                                $.375           $.25
         Fourth Quarter                               $.3125          $.125

         Fiscal 2001                                 HIGH             LOW
         -----------                                 ----             ---

         First Quarter                               $.17            $.093
         Second Quarter                              $.07            $.05
         Third Quarter                               $.07            $.025
         Fourth Quarter                              $.045           $.02

         Fiscal 2002                                 HIGH             LOW
         -----------                                 ----             ---

         First Quarter                               $.05             $.01
         Second Quarter                              $.08             $.02
         (January 1 - January 18, 2002)

         The closing price of the Company's Common Stock on January 18, 2002 was $ .05.

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

         B.       Reverse Stock Split
                  -------------------

         In order to facilitate the conversion of the Company's Preferred Stock and to enhance the market price and liquidity of the Company's Common Stock, the Company effectuated a one for twenty reverse stock split, specifically, a conversion of every twenty issued and outstanding shares into one share of the same class of Common Stock as of December 11, 1997 (the "Reverse Stock Split"). As of December 31, 2001, the Company had 5.980,301 shares of Common Stock outstanding including 104,505 shares of Class B Common Stock.

         C.       Holders
                  -------

         Records of the Company's stock transfer agent indicate that as of January 18, 2002, the Company had 424 record holders of its Class B Common Stock and Common Stock. Since a significant number of the shares of the Company are held by financial institutions in "street name," it is likely that the Company has significantly more stockholders than indicated above. The Company estimates that it has approximately 2185 record holders, including such shares held in "street name."

         D.       Dividends
                  ---------

         The Company has not paid any cash dividends, to date, and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------   ---------------------------------------------------------

Background
----------

         Fountain Pharmaceuticals, Inc. (the "Company"), incorporated in the State of Delaware on March 23, 1989, was organized to develop and commercialize certain proprietary compound encapsulation technologies for use in health care, agricultural, veterinary and consumer market items using technologies developed privately and assigned to the Company. These technologies involved development of man-made spheres composed of soybean lipids that were engineered to entrap pharmaceuticals or other biologically active molecules within the membranes of the soybean lipids, hence a compound delivery encapsulation system known as "Solvent Dilution Micro Carriers" ("SDMC's"). The SDMC's were principally intended for use in connection with dermal applications, solubilization of compounds, parenteral and oral formulations and non-pressurized aerosol preparations. The Company developed a number of proprietary products utilizing its SDMC technologies. These included non-regulated consumer goods and dermatologic products consisting of sunscreens, lotions and moisturizers. Following several years of continued developmental efforts, the Company was able to secure patents on several aspects of its technologies in the United States and Europe and initiate certain marketing programs.

         As a result of significant increases in marketing costs associated with the expansion of existing product lines and the introduction of new products during fiscal year ended September 30, 1998, which were not offset by sales revenues during the period, the Company substantially utilized its working capital resources. In order to provide working capital, the Company entered into a secured credit arrangement ("Secured Credit Agreement") with Mr. Schuchert as of December 31, 1998. The credit agreement provided for a two-year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines.

         As a result of additional costs associated with the development and marketing of two new product lines during fiscal year ended September 30, 1999, the Company fully utilized the $1,500,000 line of credit. During fiscal years ended September 30, 2000 and 2001 Mr. Schuchert made additional unsecured advances to the Company, the terms of which have not been finalized. As of September 30, 2001 the outstanding principal balance of the unsecured loan was approximately $1,255,000.

         The Company continued to incur losses and had a working capital deficit at June 21, 2001. Through June 21, 2001 these losses had been principally funded through sales of preferred stock ($2,500,000) to an entity controlled by the Company's current Chairman of the Board (Mr. Joseph S. Schuchert, Jr.) and advances of $2,716,500 from Mr. Schuchert which included a secured line of credit of $1,500,000 ("Secured Credit Agreement"). On June 21, 2001, Mr. Schuchert notified the Company that it was in default under the Secured Credit Agreement dated December 31, 1998. Mr. Schuchert requested immediate payment of the $1,500,000 principal and accrued interest due under the Secured Credit Agreement and, in the event such payments were not forthcoming on or before July 2, 2001, notice was given that Mr. Schuchert would take action to take possession of the Company's assets and other collateral as defined in the Secured Credit Agreement.

         The Company's Board of Directors voted on June 28, 2001 to comply with the agreement and transfer the assets of the Company at the close of business on July 6, 2001 to Mr. Schuchert, since the Company was not in a financial position to make the required payment. As a result, the secured debt was satisfied through this transfer of assets, although the unsecured facility remains outstanding. On December 31, 2001, in connection with the sale by Mr. Schuchert of all his securities in the Company, Mr. Schuchert released and discharged the Company from all of its obligations due him and Fountain Holdings. As of December 29, 2001, the outstanding principal balance due Mr. Schuchert was $1,254,571 plus estimated accrued interest of $230,000 as of that date.

         Since the Company no longer has any significant assets subsequent to July 6, 2001, it no longer has the ability to generate revenue to pay its unsecured liabilities; therefore, the Company was not in the position to continue as a going concern. The Company's Board of Directors accordingly, suspended operations. Through December 30, 2001, the Company's Board of Director's retained only one employee, the Interim Chief Financial Officer/Director of Finance and Administration, who assisted in the transfer of assets to Mr. Schuchert.

         On December 31, 2001, Park Street Acquisition Corporation, a Florida corporation, acquired 3,500,000 shares of the Company's Class A common stock, 100,000 shares of Class B common stock from the Company for $180,000. The proceeds of this sale were utilized to pay all of the Company's outstanding liabilities at December 31, 2001. Simultaneously, Park Street acquired 2,000,000 shares of Class A Preferred Stock from Fountain Holdings, LLC. As a result of these transactions, Park Street became the "control person" of Fountain Pharmaceuticals as that term is defined in the Securities Act of 1933, as amended. Simultaneously with these transactions, the Board of Directors of Fountain Pharmaceuticals appointed Brendon K. Rennert President, Secretary and Treasurer of Fountain and nominated him to be the sole director of the Company subject to Rule 14f-1 of the Securities Exchange Act of 1934, as amended.

Results of Operations
---------------------

         Year ended September 30, 2001 compared to year ended
September 30, 2000:

         During the fiscal year ended September 30, 2001, the Company realized net income of $761,413 on revenues of $666,754, compared to a net loss of $1,523,142 on revenues of $1,163,310 for the fiscal year ended September 30, 2000. This decrease in net losses is attributable primarily to an extraordinary gain of $1,531,721 realized from the extinguishment of debt associated with the satisfaction of the secured line of credit (through transfer of all assets of the Company in lieu of foreclosure) during the year ended September 30, 2001. Losses before extraordinary items also decreased from $1,523,142 in 2000 to $770,308 in 2001. This decrease in losses was attributable to the Company's decision to suspend operations on July 6, 2001.

         Revenues for fiscal year ended September 30, 2001 of $666,754 represented a decrease of $496,556 or 43% from revenues of $1,163,310 during fiscal year ended September 30, 2000. The decrease in revenues was a result, primarily, of the decline of $387,000 in revenues earned due to the loss of the Company's European licensee in Switzerland coupled with the suspension of operations in July 2001.

         During the fiscal year ended September 30, 2001, the Company incurred operating expenses of $1,068,899, representing a decrease of $1,033,654 or 49% over operating expenses of $2,102,553 for the prior fiscal year ending September 30, 2000. This decrease in operating expenses was primarily due to reduction in personnel, legal fees, clinical research studies, and sales and marketing expenses, coupled with the suspension of operations in July 2001.

         During the fiscal year ended September 30, 2001, the Company incurred interest expense of $269,061, an 8% increase over interest expense of $249,212 for the prior fiscal year ending September 30, 2000. This increase in interest expense is associated with the secured line of credit arrangement and the unsecured loan the Company had with Mr. Schuchert. (See "Liquidity and Capital Resources.")

Liquidity and Capital Resources

         As a result of significant increases in marketing costs and legal fees, which were not offset by sales revenues, the Company had substantially utilized its working capital resources by December 1998. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The Credit Agreement (the "Credit Agreement") provided for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which was due on December 31, 2000, 180 days from written demand of Mr. Schuchert as lender or upon an event of default under the agreement. The line of credit bore interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the Wall Street Journal, plus 1 1/2% or (ii) 9%, which is payable monthly or may be accrued. The facility was secured by all of the assets of the Company (subject to any existing liens). Additional funds were advanced in 1999, 2000 and 2001 on an unsecured basis. Under the terms of the warrant granted in connection with the Credit Agreement, Mr. Schuchert was entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility and 1.6 shares of Common Stock for each dollar of accrued interest that is unpaid when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. (As of December 29, 2001, Mr. Schuchert was entitled to purchase an aggregate of 2,993,595 shares of Common Stock upon the exercise of such warrant. Mr. Schuchert sold these warrants to Park Street Acquisition Corporation for $12,000. Simultaneously therewith, the Company and Park Street agreed to retire these warrants).

         On June 21, 2001, Mr. Schuchert notified the Company that it was in default under the Secured Credit Agreement dated December 31, 1998. Mr. Schuchert requested immediate payment of the $1,500,000 principal and accrued interest due under the Secured Credit Agreement and, in the event such payments were not forthcoming on or before July 2, 2001, notice was given that Mr. Schuchert would take action to take possession of the Company's assets and other collateral as defined in the Secured Credit Agreement.

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

         As of September 30, 2001, the Company had a working capital deficit of $1,613,575, a decrease in the working capital deficit of $1,024,787 from the working capital deficit of $2,638,362 as of September 30, 2000. The decrease in working capital is primarily attributable to the gain on extinguishment of debt associated with the transfer of substantially all assets of the company in satisfaction of the secured line of credit. Since the Company no longer has any significant assets subsequent to July 6, 2001, it no longer has the ability to generate revenue to pay its unsecured liabilities; therefore, the Company was not in the position to continue as a going concern. The Company's Board of Directors accordingly, suspended operations.

         During fiscal years ended September 30, 2000 and 2001, Mr. Schuchert made advances to the Company as an additional unsecured loan. As of December 29, 2001, the outstanding principal balance of this unsecured loan was $1,254,571 plus estimated accrued interest of $230,000 as of December 29, 2001. In connection with the acquisitions by Park Street, Mr. Schuchert released and discharged the Company from its obligations due him and Fountain Holdings pursuant to the Credit Agreement dated as of December 31, 1998, and from any other debt or obligation owing Schuchert or Fountain Holdings by the Company.

         On December 31, 2001, Park Street Acquisition Corporation, a Florida corporation, acquired 3,500,000 shares of the Company's Class A common stock and 100,000 shares of Class B common stock from the Company for $180,000. The proceeds of this sale were utilized to pay all of the Company's outstanding liabilities at December 31, 2001. Simultaneously, Park Street acquired 2,000,000 shares of Class A Preferred Stock from Fountain Holdings, LLC. As a result of these transactions, Park Street became the "control person" of Fountain Pharmaceuticals as that term is defined in the Securities Act of 1933, as amended. Simultaneously with these transactions, the Board of Directors of Fountain Pharmaceuticals appointed Brendon K. Rennert President, Secretary and Treasurer of Fountain and nominated him to be the sole director of the Company.

         As of December 29, 2001, Mr. Schuchert was entitled to purchase an aggregate of 2,993,395 shares of common stock upon exercise of a warrant. Mr. Schuchert sold these warrants to Park Street Acquisition Corporation for $12,000. Simultaneously therewith, the Company and Park Street agreed to retire these warrants.

         In connection with the acquisitions by Park Street, Mr. Schuchert released and discharged the company from its obligations due to him pursuant to the credit agreement dated as of December 31, 1998, and from any other debt or obligation owed Mr. Schuchert or his affiliates by the Company.

         At December 31, 2001, the Company remains a "shell" company. The Company plans to seek one or more potential businesses that Management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition.

         The target company may be (i) in its preliminary or developmental stage, (ii) a financially troubled business or (iii) a going concern. It is impossible to determine the capital requirements of the target business or whether such business may require additional capital. Some target companies may seek to establish a public trading market for their securities.

         It is not presently anticipated that the Company will acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest; however there is no agreement, policy, or understanding to prevent such a transaction. In the event of such a non-arm's length transaction, Management would seek an independent appraisal of the transaction.

ITEM 7   FINANCIAL STATEMENTS
------   --------------------

         Financial statements are included under Item 13(A) and may be found at pages F-1 through F-15.

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND
------   FINANCIAL DISCLOSURE
         ----------------------------------------------------------------

         None.

                                    PART III
                                    --------

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
------   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------------------

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

         Name                         Age     Position(s) Held
         ----                         ---     ----------------
         Brendon K. Rennert           33      President, Secretary, Treasurer
                                              and Director Nominee

         Joseph S. Schuchert, Jr.     71      Chairman and Director


         B.       Business Experience
                  -------------------

Brendon K. Rennert

         Mr. Rennert was appointed CEO, President and Secretary of Fountain Pharmaceuticals, Inc. ("Fountain") on December 31, 2001. Mr. Rennert will become the sole director of Fountain on January 28, 2002. From December 2001 until present Mr. Rennert also serves as President, sole director and sole shareholder of Park Street Acquisition Corporation, a private Florida Corporation. From October 2001 until present Mr. Rennert also serves as Senior Account Executive for Qwest Communications International, Inc., an internet broadband telecommunications company with offices in Tampa, Florida. From January 1998 until December 1998 Mr. Rennert served as President, Secretary, Treasurer and director of Ybor City Shuttle Service, Inc. a public company based in Tampa, Florida. From 1998 until present Mr. Rennert also serves as President, Secretary, Treasurer and sole director of BKR Investments, Inc. a Florida Corporation which provides independent financial consulting for public and private companies. Mr. Rennert previously served as Vice President of Finance and Director of Operations for Bielski Management, Inc. a New York corporation, operating a multi-million dollar taxicab company operating in New York City, primarily in Manhattan, from January 1995 until November 1997. Bielski Management owns and operates a fleet of over one hundred taxis. From May 1991 to January 1995, Mr. Rennert served as Marketing Director for Lintronics Technologies, Inc. of Tampa, Florida, a research and development company specializing in medical devices. Mr. Rennert is a graduate of the State University College of New York at Fredonia with a BS degree in Business Administration.

Joseph S. Schuchert, Jr.

         Mr. Schuchert has been a member of the Company's Board of Directors since July 1997 and was appointed Chairman in June, 1999. Mr. Schuchert has tendered to the Company his resignation as Chairman, which will become effective on January 28, 2002. He is Chairman and co-founder of Kelso & Company, Inc., one of the oldest and most established firms specializing in private equity investing and in leveraged acquisitions. Mr. Schuchert received a BS in electrical engineering from Carnegie Mellon University and an LLB from the University of Pittsburgh Law School. Mr. Schuchert serves as a Trustee at Carnegie Mellon University of Pittsburgh Law School. Mr. Schuchert serves as a Trustee at Carnegie Mellon University and is a member of the Board of Directors of American Standard, Inc., Earle M. Jorgensen Company and the United States Chamber of Commerce.

Board of Directors; Audit Committee
-----------------------------------

         The Board of Directors held four meetings during fiscal 2001. The Company had an Audit Committee of the Board of Directors which was created at a meeting of the Board of Directors on October 9, 1997. The Committee consisted of Mr. Fuchs, Mr. Schuchert and Ms. Rae. The Audit Committee is the Company's principal liaison with the Company's independent auditors and is primarily responsible for the review of accounting procedures and methods employed in connection with the Company's audit programs and related management policies. During fiscal 2001 the Audit Committee held one meeting. As a result of the resignation of Mr. Fuchs and Ms. Rae and the pending resignation of Mr. Schuchert, the Company's audit committee was disbanded. The Board of Directors has no other committees.

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

         Involvement in Certain Legal Proceedings
         ----------------------------------------

         None.

         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 2001, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 10  EXECUTIVE COMPENSATION
-------  ----------------------

Executive Officers and Directors
--------------------------------

         We currently do not pay any cash salaries to any officers or directors.

Summary Compensation Table
--------------------------

         The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 1999, 2000 and 2001. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                     SUMMARY COMPENSATION TABLE
         ===============================================================================================================
                                                                                                           Long Term
                                             Annual Compensation                                          Compensation
         ------------------------------------------ ------------------- ------------- -------------- --------------------
                                                        Fiscal Year
                                                            Ended
         Name and Principal Position                    September 30      Salary ($)     Bonus ($)       Options/SARS (#)
         ------------------------------------------ ------------------- ------------- -------------- --------------------
         Gerald T. Simmons(1)                              2001           $ 19,630         -0-                -0-
         Former Chief Executive Officer and                2000           $ 77,782         -0-               4,636(5)
         President                                         1999           $104,500       $5,000            344,744(5)

         Christopher J. Whitaker(2)                        2001           $100,000         -0-                -0-
         Former Interim Chief Executive Officer and Vice   2000           $124,442         -0-                -0-
         President of Operations                           1999           $110,962       $25,000           37,500(6)

         Francis J. Werner(3)                              2001           $97,750          -0-                -0-
         Interim Chief Executive & Financial Officer and   2000           $97,991          -0-                -0-
         Director of Finance and Administration            1999           $86,912          -0-                -0-

         John C. Walsh(4)                                  2001             -0-            -0-                -0-
         Director, Former Chairman, Chief                  2000             -0-            -0-                -0-
         Executive Officer and President                   1999           $130,962         -0-             24,000(7)
         ========================================== =================== ============= ==============   ==================
----------------------------

(1) Mr. Simmons resigned from his position as Chief Executive Officer and President on November 30, 2000. Mr. Simmons did not receive a severance arrangement. See Employment Arrangements and Change of Control.

(2) Mr. Whitaker was hired on March 30, 1998 as Director of Marketing. On August 3, 1998, Mr. Whitaker was appointed Vice President of Operations. Effective February 1, 2001 assumed the position as Interim Chief Executive Officer and Vice President of Operations. Effective July 6, 2001, Mr. Whitaker was terminated.

(3) Mr. Werner was hired on May 21, 1990 as Controller. On July 1, 1992 Mr. Werner was appointed Director of Finance and Administration. Effective February 1, 2001 assumed the position as Interim Chief Financial Officer and Director of Finance and Administration. Effective July 6, 2001 he assumed the position of Acting Chief Executive Officer. Effective December 31, 2001 Mr. Werner was terminated.

(4) Mr. Walsh resigned from his position as Chief Executive Officer and President on December 1, 1998. As part of his severance arrangement, Mr. Walsh received full salary and accompanying benefits through August 3, 1999. Mr. Walsh resigned from his position as a Director on December 31, 2001.

(5) Represents options to purchase Common Stock granted as of December 8, 1998, as adjusted as of September 30, 1999 for certain anti-dilution provisions pursuant to Mr. Simmons' employment agreement. The options have an exercise price of $.56 per share and a term expiring on December 8, 2003. The options vested 20% as of the date of grant with the balance vesting 20% on each anniversary of the date of grant.

(6) Represents option to purchase Common Stock granted as of December 8, 1998. The options have an exercise price of $.56 per share. 25,000 options vest 1/3 per year over a period of three years starting December 8, 1998 and expire on December 8, 2003. 12,500 options vest 1/3 per year over a period of three years starting December 8, 1999 and expire on December 8, 2003.

(7) Represents options to purchase Common Stock granted as of September 23, 1999. The options have an exercise price of $.625 per share. The options vest 25% per year over a period of 4 years, and expire on September 23, 2004.

                                        OPTION/SAR GRANTS TABLE

                                 Option/SAR Grants in the Last Fiscal Year
=============================================================================================================
                                Individual Grants
--------------------------------------------------------------------------------------------------------------
                                                                   % of Total
                                                                   Options/SARs
                                                                   Granted to       Exercise or
                                    Fiscal     Options/SARs        Employees in     Base Price    Expiration
Name                                Year       Granted (#)         Fiscal Year      ($/Sh)        Date
----------------------------------- ---------- ------------------- ---------------- ------------- ------------
Gerald T. Simmons                     2001           -0-(1)             0.0%           -0-             -
Former Chief Executive Officer
and President

Christopher J. Whitaker               2001           -0-(1)             0.0%           -0-             -
Interim Chief Executive Officer
and Vice President of Operations

Francis J. Werner                     2001           -0-(1)             0.0%           -0-             -
Interim Chief Financial Officer
and Director of Finance and
Administration

John C. Walsh                         2001           -0-(1)             0.0%           -0-             -
Director, Former Chairman,
Chief Executive Officer and
President
=============================================================================================================
--------------------
(1)    No options were granted during fiscal year 2001.

                                      OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

========================================================================================================================
                              Aggregated Options/SAR Exercises in Last Fiscal Year
                                          and FY-End Option/SAR Value
------------------------------------------------------------------------------------------------------------------------
                                                                                                      Value of
                                                                                                      Unexercised
                                                                             Number of Unexercised    In-the-Money
                                                                             Options/SARs at          Options/SARs at
                                                                                FY-End (#)             FY-End ($)(1)
----------------------------------- --------- ----------------- ------------ ------------------------ ------------------
                                  Shares Value
                                    Fiscal    Acquired on       Realized     Exercisable/             Exercisable/
Name                                Year      Exercise (#)      ($)          Unexercisable            Unexercisable
----------------------------------- --------- ----------------- ------------ ------------------------ ------------------
Gerald T. Simmons                   2001            -0-             -0-      (E)-0-/(U)-0-             E)$0/(U)$0
Former Chief Executive Officer
and President

Christopher J. Whitaker             2001            -0-             -0-      (E)20,832/(U)16,668      (E)$0/(U)$0
Interim Chief Executive Officer
and Vice President of Operations

Francis J. Werner                   2001            -0-             -0-      (E)37,500/(U)-0-         (E)$0/(U)$0
Interim Chief Financial Officer
and Director of Finance and
Administration

John C. Walsh                       2001            -0-             -0-      (E)12,000/(U)12,000       (E)$0/(U)$0
Director, Former Chairman, Chief
Executive Officer and President
=================================== ========= ================= ============ ======================== ==================

-------------------------
(1) Based upon the closing price of the Company's Common Stock of $.02 per share as reported on the NASDAQ OTC Bulletin Board as of September 30, 2001.


                 Employment Arrangements and Change of Control
                 ---------------------------------------------

         As of December 1, 1998, the Company entered into an Employment Agreement with Mr. Gerald T. Simmons to serve as Chief Executive Officer and President of the Company. Mr. Simmons is provided with an annual salary of $130,000. The Agreement provides for a term of one year with successive year-to-year renewals unless either party shall elect not to renew upon thirty days prior written notice. The Agreement contains a non-competition and non-solicitation provision that survives his actual employment for a term of two years. Mr. Simmons was also granted options to purchase 173,121 shares of Common Stock (5% of the outstanding Common Stock of the Company including outstanding options, warrants and convertible securities) at an exercise price of $.56 per share. As of February 12, 2001, Mr. Simmons had options to purchase 349,380 shares of Common Stock of which approximately 40% have vested. Subsequent to his resignation from the Company, Mr. Simmons had until February 28, 2001 to exercise 138,787 options that have vested.

                                 Stock Options
                                 -------------

         As of December 8, 1998, the Company adopted the Fountain Pharmaceuticals, Inc. 1998 Stock Option Plan (the 1998 Plan). Nonqualified and incentive stock options may be granted under the 1998 Plan. The term of options granted under the 1998 Plan are fixed by the plan administrator provided, however, that the maximum option term may not exceed ten (10) years from the grant date and the exercise price per share may not be less than the fair market value per share of the Common Stock on the grant date. Under the 1998 Plan, all full-time employees of the Company or its subsidiaries, including those who are officers and directors, non-employee directors and consultants are eligible to receive options pursuant to the 1998 Plan, if selected. Directors and consultants are also eligible. The 1998 Plan provides for the authority to issue options covering up to 750,000 shares of the Company's Common Stock; provided, however, that option to purchase no more than 500,000 shares shall be granted to any one participant.

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

         As of December 29, 2001, the Company had options to purchase 230,500 shares of Common Stock outstanding under the 1998 Plan to directors and employees at exercise prices of $.56 to .625 per share.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

         The following table sets forth, as of January 18, 2002, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock and Class B Common Stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon the total number of shares of Common Stock and Class B Common Stock outstanding and alternatively calculated based upon the percentage voting power allocated to such share ownership taking into account the disproportionate voting rights attributed to the Class B Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.

                                                 Amount of             Percent of             Percent of
Name and Address                         Beneficial Ownership(1)       Beneficial       Ownership Voting Power(2)
-----------------                        -------------------------     -----------      ------------------------
Park Street Acquisition Corporation         4,866,403(3)                   67.2%                  68.7%(5)
P.O. Box 530246
St. Petersburg, FL  33747

Brendon K. Rennert                          4,866,403(3)                   67.2%                  68.7%(5)
P.O. Box 530246
St. Petersburg, FL  33747

John C. Walsh                               1,257,100(4)                   21.0%                  19.6%
9 North Pelican Drive
Avalon, NJ  08202

Joseph S. Schuchert, Jr.                        -0-                         -0-                    -0-
Fountain Holdings, LLC
c/o Eaglestone Capital Services, Inc.
400 Oaceangate, Suite 1125
Long Beach, CA  90802

All Directors and Officers as a Group       4,866,403(3)                   67.2%                  68.7%(5)
(1 Persons)
-----------------------

(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire within 60 days through the exercise of warrants or the conversion of Preferred Stock pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the Securities Exchange Act of 1934. Also reflects 5,980,301 shares of the Company's Common Stock (including Class B Common Stock) outstanding as of January 8, 2001.

(2) This column takes into account the disproportionate voting rights granted to the holders of the Class B Common Stock. Holders of Class B Common Stock are entitled to five (5) votes for every share held.

(3) Includes 1,264,151 shares of Common Stock and 2,252 shares of Class B Common Stock issuable upon conversion of the Preferred Stock held by Park Street Acquisition Corporation.

(4) Includes 6,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.625 per share. Does not include Common Stock options to purchase 18,000 shares at an exercise price of $.625 per share which were granted September 23, 1999 and which have not vested.

(5) Assumes the conversion of the Preferred Stock into shares of Common Stock and Class B Common Stock. See Voting Rights of Preferred Stock.

                        Voting Rights of Preferred Stock
                        --------------------------------

         As of January 18, 2002, there are 2,000,000 shares of Preferred Stock, $.001 par value per share, authorized and outstanding, all of which is held by Park Street Acquisition Corporation. Prior to the conversion of the Preferred Stock, the holders of the Preferred Stock are entitled to the number of votes to be cast by the holders of all of the then issued and outstanding Common Stock and Class B Common Stock plus seven (7) votes in all elections of directors, which enables such holders to elect a majority of the Board of Directors. In all other matters presented to stockholders for a vote, whether required by applicable corporate law or otherwise, the holders of Preferred Stock vote as a class and no vote of the stockholders will be effective without the approval of the holders of a majority of the shares of the Preferred Stock. As of January 18, 2002, the shares of Preferred Stock are convertible into approximately 1,264,151 shares of Common Stock and 2,252 shares of Class B Common Stock.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

                 Line of Credit Agreement and Grant of Warrant
                 ---------------------------------------------

         As of December 31, 1998, the Company entered into a credit arrangement with Mr. Schuchert. The Credit Agreement provided for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which were due on the earlier of December 31, 2000, 180 days from written demand of the lender or upon an event of default under the agreement. On June 21, 2001, Mr. Schuchert called the secured line of credit. Under the terms of the warrant granted to Mr. Schuchert in connection with the Credit Agreement, Mr. Schuchert was entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility at a purchase price of $.65 per share with an expiration date of December 31, 2003. As of December 29, 2001, Mr. Schuchert was entitled to purchase an aggregate of 2,993,595 shares of Common Stock upon the exercise of such warrant. The warrant was purchased by Park Street Acquisition Corporation from Mr. Schuchert for $12,000. Simultaneously therewith the Company and Park Street agreed to retire the warrants. See ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources.

                             Purchase of Securities
                             ----------------------

         On July 17, 1997, the Company completed the sale of 2,000,000 shares of Series A Convertible Preferred Stock in a private transaction. The Preferred Stock was sold for $2.5 million in a private transaction to Fountain Holdings, LLC, a Wyoming limited liability company controlled by Mr. Joseph S. Schuchert, Jr. Mr. Schuchert joined the Company's Board of Directors in connection with this transaction. The Preferred Stock was sold pursuant to the terms of a Stock Purchase and Subscription Agreement dated July 11, 1997 (the Stock Purchase Agreement).

         Under the terms of the Stock Purchase Agreement, the holders of the Preferred Stock may convert their Preferred Stock into shares of the Company's Common Stock and Class B Common Stock, representing one-half of the approximately 50,656,149 (pre-split) issued and outstanding shares of stock as of July 17, 1997 (which included for that purpose 3,050,000 (pre-split) shares reserved for issuance pursuant to certain outstanding Common Stock purchase warrants). On a post-split basis, the Preferred Stock is currently convertible into 1,264,151 shares of Common Stock and 2,252 shares of Class B Common Stock. The conversion rate of the Preferred Stock is adjustable for certain events such as a reclassification, reorganization, combination and stock-split. On December 31, 2001 all 2,000,000 shares of Preferred Stock were acquired by Park Street for an aggregate purchase price of $8,000.

         Simultaneously with the transactions described above, Park Street acquired directly from the Company 3,500,000 shares of the Company's Class A Common Stock and 100,000 shares of the Company's Class B Common Stock for an aggregate purchase price of $180,000. The proceeds of this transaction were utilized by the Company to retire all of its remaining liabilities. As a result of the foregoing, Park Street became the "control person" of the Company as that term is defined in the Securities Act of 1933, as amended.

                             Loans From Affiliates
                             ---------------------

         During fiscal years ended September 30, 2000 and 2001, Mr. Schuchert made advances to the Company as an additional unsecured loan. As of December 29, 2001, the outstanding principal balance of this unsecured loan was $1,254,571 plus estimated accrued interest of $230,000 as of December 29, 2001. In connection with the acquisitions by Park Street, Mr. Schuchert released and discharged the Company from its obligations due him and Fountain Holdings pursuant to the Credit Agreement dated as of December 31, 1998, and from any other debt or obligation owing Schuchert or Fountain Holdings by the Company. (See ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources.

ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K
-------  --------------------------------------


         A.       Financial Statements filed as part of this Report:

                                                                  Page Reference

                  Report of Independent Auditors on Financial
                  Statements of Fountain Pharmaceuticals, Inc.         F-1

                  Balance Sheet as of September 30, 2001               F-2

                  Statements of Operations for the years ended
                  September 30, 2001 and 2000                          F-3

                  Statements of Stockholders' Deficit for the
                  years ended September 30, 2001 and 2000              F-4

                  Statements of Cash Flows for the years ended
                  September 30, 2001 and 2000                          F-5

                  Notes to Financial Statements of Fountain
                  Pharmaceuticals, Inc. for the years ended
                  September 30, 2001 and 2000                      F-6 thru F-15

         B.       Financial Statement Schedules:

                  None.

         C.       The following Exhibits are filed as part of this Report:

         Exhibit No.                          Description
         -----------                          -----------
            2.1 Amended Plan of Reorganization dated August 14, 1995 (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 28, 1996 (March 1996 Form 8-K))

            2.2 Amended Disclosure Statement dated August 14, 1995 (Incorporated by reference to the March 1996 Form 8-K)

            3.1 Certificate of Incorporation of the Registrant, filed March 23, 1989 (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on January 4, 1990, Registration Number 33-32824 (the Form S-1))

            3.2 Certificate of Amendment of Certificate of Incorporation, filed April 10, 1989 (Incorporated by reference to Exhibit 3.2 of the Form S-1)

            3.3 Restated Certificate of Incorporation of the Registrant, filed November 13, 1989 (Incorporated by reference to Exhibit 3.3 of the Form S-1)

            3.4 By-Laws of the Registrant (Incorporated by reference to Exhibit 3.4 of the Form S-1)

            3.5 Certificate of Designation, Preference and Rights of Series A Preferred Stock (Incorporated by reference to
                        Exhibit 3.5 of the Company's Current Report on Form 8-K filed on July 31, 1997 (July 1997 Form 8-K))

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

            4.4 Warrant Agreement dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (1998 10-KSB))

            10.1 Transfer of Technology Agreement (Incorporated by reference to Exhibit 10.3 of the Form S-1)

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

            10.8 Capital Stock Purchase Agreement between Fountain Holdings LLC, Joseph S. Schuchert, Jr. and Park Street Acquisition Corporation dated December 31, 2001. (Incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K Report dated December 31, 2001)

            10.9 Capital Stock Purchase Agreement between Fountain Pharmaceuticals, Inc. and Park Street Acquisition Corp. dated December 31, 2001. (Incorporated by reference to Exhibit 1.2 to the Registrant's Form 8-K Report dated December 31, 2001)

         D.       Reports on Form 8-K

            1. A Current Report on Form 8-K was filed on July 31, 2001 to report (1) the transfer of substantially all of the Company's assets to Mr. Joseph S. Schuchert, Jr. as a result of a default by the Company under a certain Credit Agreement between the Company and Mr. Schuchert dated December 31, 1998 and (2) the suspension of the Company's operations as a result of the default and transfer of assets.

            2. A Current Report on Form 8-K was filed on January 11, 2002 to report the Change of Control of the Company whereby Brendon K. Rennert and Park Street Acquisition Corporation became "control persons of the Company.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of January, 2002.

                                        FOUNTAIN PHARMACEUTICALS, INC.


                                        By:  /s/ Brendon K. Rennert
                                            ----------------------------------
                                            Brendon K. Rennert
                                            President, Secretary and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal Executive                           Title                    Date
-------------------                           -----                    ----

/s/ Brendon K. Rennert                President, Secretary      January 29, 2002
-----------------------------          and Treasurer
Brendon K. Rennert

Directors
---------

/s/ Joseph S. Schuchert, Jr.          Director                  January 29, 2002
-----------------------------
Joseph S. Schuchert, Jr.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page

         Report of Independent Auditors on Financial Statements
         of Fountain Pharmaceuticals, Inc.                               F-1

         Balance Sheet as of September 30, 2001                          F-2

         Statements of Operations for the years ended
         September 30, 2001 and 2000                                     F-3

         Statements of Stockholders' Deficit for the years ended
         September 30, 2001 and 2000                                     F-4

         Statements of Cash Flows for the years ended
         September 30, 2001 and 2000                                     F-5

         Notes to Financial Statements of Fountain
         Pharmaceuticals, Inc. for the years ended
         September 30, 2001 and 2000                                     F-6

                          Independent Auditors' Report

Board of Directors
Fountain Pharmaceuticals, Inc.
Largo, Florida

We have audited the accompanying balance sheet of Fountain Pharmaceuticals, Inc. (the "Company"), as of September 30, 2001, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Pharmaceuticals, Inc., as of September 30, 2001, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company transferred substantially all of its assets to a related party secured lender in lieu of foreclosure in July 2001 and subsequently ceased operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Aidman, Piser & Company, P.A.

December 12, 2001,
except for Footnote 8 for which
the date is December 31, 2001
Tampa, Florida

                                         FOUNTAIN PHARMACEUTICALS, INC.
                                                  BALANCE SHEET
                                               SEPTEMBER 30, 2001

                                                     ASSETS

Current assets:
   Cash                                                                                          $             3,333
   Prepaid expenses                                                                                            3,659
                                                                                                 --------------------
     Total current assets                                                                                      6,992

                                                                                                 $             6,992
                                                                                                 ====================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                                         $           165,834
   Due to related party:
     Unsecured amounts due to related party                                                                1,254,571
     Accrued interest thereon                                                                                200,162
                                                                                                 --------------------

     Total current liabilities                                                                             1,620,567
                                                                                                 --------------------

     Total liabilities                                                                                     1,620,567
                                                                                                 --------------------

Stockholders' deficit:
   Series A preferred stock, par value $.001, 2,000,000 shares authorized, issued and outstanding (liquidation preference
     $2,498,000 in excess of par)                                                                              2,000
   Common stock, par value $.001, 50,000,000 shares authorized;
     2,375,796 shares issued and outstanding                                                                   2,376
   Class B common stock; par value $.001, 50,000,000 shares
     authorized; 4,505 shares issued and outstanding                                                               5
   Additional paid-in capital                                                                             17,094,106
   Accumulated deficit                                                                                   (18,712,062)
                                                                                                  -------------------
     Total stockholders' deficit                                                                          (1,613,575)
                                                                                                 --------------------

                                                                                                 $             6,992
                                                                                                 ====================

                                       See notes to financial statements.

                                         FOUNTAIN PHARMACEUTICALS, INC.
                                            STATEMENTS OF OPERATIONS
                                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                      2001                  2000
                                                                                -----------------    ------------------
Revenue                                                                         $        666,754     $       1,163,310
                                                                                -----------------    -----------------

Cost of sales                                                                            120,185               178,295
Write down of inventory to market                                                              -               143,506
                                                                                -----------------    ------------------
                                                                                         120,185               321,801
                                                                                -----------------    ------------------

Gross profit                                                                             546,569               841,509
                                                                                -----------------    ------------------

Operating expenses:
   Research and development                                                              157,000               368,469
   General and administrative (including rent of
     $22,000 and $131,000 in 2001 and 2000)                                              290,826               495,535
   Selling                                                                               426,686             1,181,818
   Depreciation and amortization                                                         194,387                56,731
                                                                                -----------------    ------------------

                                                                                       1,068,899            2,102,553
                                                                                -----------------    ------------------

Loss from operations                                                                    (522,330)           (1,261,044)
                                                                                -----------------    ------------------

Other income (expenses):
   Interest income                                                                         7,000                 3,953
   Interest expense                                                                     (269,061)             (249,212)
   Other income (expense)                                                                 14,083               (16,839)
                                                                                -----------------    ------------------
                                                                                        (247,978)             (262,098)
                                                                                -----------------    ------------------

Loss before income taxes and extraordinary item                                         (770,308)           (1,523,142)
Income taxes                                                                                   -                     -
                                                                                -----------------    ------------------
Loss before extraordinary item                                                          (770,308)           (1,523,142)
Extraordinary gain from extinguishment of debt
   (no applicable income taxes)                                                        1,531,721                     -
                                                                                -----------------    ------------------
Net income (loss)                                                               $        761,413     $      (1,523,142)
                                                                                =================    ==================

Basic net income (loss) per common share
   Income (loss) before income taxes and extraordinary item                     $           (.32)    $            (.64)
   Extraordinary gain                                                                        .64                     -
                                                                                -----------------    ------------------
   Net income (loss)                                                            $            .32     $            (.64)
                                                                                =================    ==================

Diluted net income (loss) per share
   Income (loss) before income taxes and extraordinary item                     $           (.21)    $            (.64)
   Extraordinary gain                                                                        .42                     -
                                                                                -----------------    ------------------
   Net income (loss)                                                            $            .21     $            (.64)
                                                                                =================    ==================

Weighted average basic number of shares outstanding                                    2,380,301             2,380,301
                                                                                =================    ==================
Weighted average diluted number of shares outstanding                                  3,642,199             2,380,301
                                                                                =================    ==================

                                       See notes to financial statements.

                                                 FOUNTAIN PHARMACEUTICALS, INC.
                                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                                             YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                             Class B
                                Preferred Stock         Common Stock      Common Stock      Additional
                            ---------------------  -------------------- -----------------    Paid-in     Accumulated
                              Shares      Amount     Shares     Amount   Shares    Amount     Capital      Deficit        Total
                            ----------  ---------  ---------  --------- --------  -------  ------------- ------------  ------------
Balances,
   October 1, 1999           2,000,000  $   2,000  2,375,796  $   2,376   4,505  $     5  $ 17,077,128  $(17,950,333)   $ (868,824)
                             ---------  ---------  ---------  ---------   -----  -------  ------------  ------------   -----------
Options and warrants issued
   to directors for services        -          -          -          -       -        -          9,554            -          9,554

Net loss for the year               -          -          -          -       -        -             -     (1,523,142)   (1,523,142)
                             ---------  ---------  ---------  ---------   -----  -------  ------------  ------------   -----------

Balances,
   September 30, 2000        2,000,000      2,000  2,375,796      2,376   4,505        5    17,086,682   (19,473,475)   (2,382,412)
                             ---------  ---------  ---------  ---------   -----  -------  ------------  ------------   -----------

Options and warrants issued
   to directors for services                                                                     7,424                       7,424

Net income for the year                                                                             -        761,413       761,413
                             ---------  ---------  ---------  ---------   -----  -------  ------------  ------------   -----------

Balances,
   September 30, 2001        2,000,000  $   2,000  2,375,796  $   2,376   4,505  $     5  $ 17,094,106  $(18,712,062)  $(1,613,575)
                            ==========  =========  =========  ========= =======  =======  ============  ============   ===========

                                              See notes to financial statements.

                                         FOUNTAIN PHARMACEUTICALS, INC.
                                            STATEMENTS OF CASH FLOWS
                                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                      2001                  2000
                                                                                -----------------    ------------------
Cash flows from operating activities:
   Net income (loss)                                                            $        761,413     $      (1,523,142)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Expenses funded by issuance of options and warrants                                 7,424                 9,554
       Depreciation                                                                       36,503                47,315
       Amortization                                                                      157,884                 9,416
       Gain on disposal of property and equipment                                         (8,950)                    -
       Extraordinary gain on extinguishment of debt                                   (1,531,721)                    -
       Increase (decrease) in cash due to changes in:
         Accounts receivable                                                              50,409                46,809
         Inventories                                                                     (68,564)              194,447
         Prepaid expenses                                                                  2,525                69,222
         Other assets                                                                     10,046                  (400)
         Accounts payable and other accrued expenses                                     176,449               147,295
                                                                                ------------------   ------------------
Net cash used in operating activities                                                   (406,582)             (999,484)
                                                                                -----------------    ------------------

Cash flows from investing activities:
   Deferred patent costs incurred                                                              -               (22,904)
   Proceeds from disposal of property and equipment                                       74,266                     -
   Acquisition of property and equipment                                                       -               (25,855)
                                                                                -----------------    ------------------

Net cash provided by (used in) investing activities                                       74,266               (48,759)
                                                                                -----------------    ------------------

Cash flows from financing activities:
   Related party advances                                                                278,571               976,000
   Payments on long-term debt                                                            (31,609)              (16,068)
                                                                                -----------------    ------------------
Net cash provided by financing activities                                                246,962               959,932
                                                                                -----------------    ------------------

Decrease in cash and cash equivalents                                                    (85,354)              (88,311)

Cash, beginning of year                                                                   88,687               176,998
                                                                                -----------------    ------------------

Cash, end of year                                                               $          3,333     $          88,687
                                                                                =================    ==================

                 Supplemental schedule of cash flow information

Interest paid was $1,789 and $4,747 for the years ended September 30, 2001 and 2000, respectively.

Non-cash financing activity:
In July 2001, the Company transferred substantially all assets with a book value of $369,569 to a related party secured lender in satisfaction of $1,870,997 of secured borrowings and interest thereon.

                                       See notes to financial statements.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


1. Nature of business, basis of presentation and summary of significant accounting policies:

       Nature of business prior to July 6, 2001:

       Fountain Pharmaceuticals, Inc. (the "Company"), incorporated in the State of Delaware on March 23, 1989, was organized to develop and commercialize certain proprietary compound encapsulation technologies for use in health care, agricultural, veterinary and consumer market items using technologies developed privately and assigned to the Company. These technologies involved development of man-made spheres composed of soybean lipids that were engineered to entrap pharmaceuticals or other biologically active molecules within the membranes of the soybean lipids, hence a compound delivery encapsulation system known as "Solvent Dilution Micro Carriers" ("SDMC's"). The SDMC's were principally intended for use in connection with dermal applications, solubilization of compounds, parenteral and oral formulations and non-pressurized aerosol preparations. The Company developed a number of proprietary products utilizing its SDMC technologies. These included non-regulated consumer goods and dermatologic products consisting of sunscreens, lotions and moisturizers. Following several years of continued developmental efforts, the Company was able to secure patents on several aspects of its technologies in the United States and Europe and initiate certain marketing programs.

       Discontinuance of all operations:

       The Company has incurred recurring losses and had a working capital deficit at June 21, 2001. Through June 21, 2001 these losses had been principally funded through sales of preferred stock ($2,500,000) to Fountain Holdings, LLC, an entity controlled by the Company's current Chairman of the Board (Mr. Joseph S. Schuchert, Jr.) and advances of $2,716,500 from Mr. Schuchert which included a secured line of credit of $1,500,000 ("Secured Credit Agreement"). On June 21, 2001, Mr. Schuchert notified the Company that it was in default under the Secured Credit Agreement dated December 31, 1998. Mr. Schuchert requested immediate payment of the $1,500,000 principal and accrued interest due under the Secured Credit Agreement and, in the event such payments were not forthcoming on or before July 2, 2001, notice was given that Mr. Schuchert would take action to take possession of the Company's assets and other collateral as defined in the Secured Credit Agreement.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

       The Company's Board of Directors voted on June 28, 2001 to comply with the agreement and transfer the assets of the Company to Mr. Schuchert at the close of business on July 6, 2001, since the Company was not in a financial position to make the required payment. As a result, the Company has recognized a $1,531,721 extraordinary gain on extinguishment of this related party debt in the accompanying 2001 statement of operations.

       Since the Company no longer has any significant assets subsequent to July 6, 2001, it no longer has the ability to generate revenue to pay its unsecured liabilities; therefore, the Company was not in the position to continue as a going concern. The Company's Board of Directors accordingly, suspended operations. The Company's Board of Director's retained only one employee, the Interim Chief Financial Officer/Director of Finance and Administration, who assisted in the transfer of assets to Mr. Schuchert. See Note 8 for subsequent events.

       Advertising costs:

       The costs associated with producing and communicating advertising are expensed in the period incurred. Advertising costs were approximately $4,300 and $81,000 during 2001 and 2000, respectively.

       Use of estimates:

       Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Stock-based compensation:

       The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock exceeds the exercise price of the option granted. Stock-based compensation to non-employees is accounted for using the fair value based method prescribed by Financial Accounting Standard No. 123 (Accounting for Stock Based Compensation).

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

       Net income (loss) per share:

       Net income (loss) per share was computed based on the weighted average number of shares outstanding during the periods presented.

       Diluted earnings per share in 2001 is computed assuming conversion of all preferred stock and potentially dilutive stock options and warrants. Potential common shares outstanding are excluded from the computation if their effect is antidilutive.

       Diluted net loss per share in 2000 is considered to be the same as basic net loss per share since the effect of the issuance of common stock options is anti-dilutive.


2.     Major customer information and fair value of financial instruments:

       Major customer information:

       During the years ended September 30, 2001 and 2000, the Company derived revenues from two customers which individually exceeded 10% of total revenues as follows:

                                                                                    2001                  2000
                                                                             ------------------    ------------------
         Customer 1 (European)                                               $          138,000    $          525,000
         Customer 2 (European)                                               $          174,000    $          217,000

       Total export revenues were approximately as follows:

                                                                                    2001                  2000
                                                                             ------------------    ------------------
              Europe                                                         $          415,200    $          755,000
              South America                                                              19,000                26,000
                                                                             ------------------    ------------------
                                                                             $          434,200    $          781,000
                                                                             ==================    ==================

       Fair value of financial instruments:

       All financial instruments are held or issued for purposes other than trading. The carrying amount of accounts payable approximates fair value because of the short maturity of those investments. The carrying amount of the unsecured amounts due related party approximates the fair value based on current market rates offered to the Company.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


3.     Business segment information:

       The Company had operations classified as two business segments: 1) domestic sales of dermatologic products, and 2) international sales of dermatologic products to distributors and the sale of the rights to the Company's technology. The "domestic" category is an aggregation of the LyphaZome(R) and Celazome(R) product lines for 2000. There were no significant intersegment sales or transfers during 2001 or 2000.

       Summarized financial information by business segment for 2001 and 2000 is as follows:

                                                          2001
                           ----------------------------------------------------------------------
                             Corporate       Domestic        International          Total
                           -------------  -------------   -------------------   -----------------

       Total revenue       $          -   $     251,541   $           415,213   $         666,754
                                                                                =================

       Cost of sales                  -          99,243                20,942   $         120,185
                                                                                =================
                                                          2000
                           ----------------------------------------------------------------------
                             Corporate       Domestic        International            Total
                           -------------  -------------   -------------------   -----------------

       Total revenue       $    25,000    $    383,099    $           755,211   $      1,163,310
                                                                                =================

       Cost of sales                 -         299,093                 22,708   $        321,801
                                                                                =================

4.     Related party transactions:

       Amounts due to related party bear interest at the greater of prime plus 1 1/2% or 9% and are due on demand.

       Borrowings under a former Secured Credit Agreement with a related party (see Note 1 Discontinuance of all operations) bore interest at the greater of 9% or the prime rate plus 1 1/2%.

       Interest expense on these related party borrowings was approximately $267,000 and $244,000 for the years ended September 30, 2001 and 2000, respectively.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


5.     Stockholders' deficit:

       Series A preferred stock:

       In 1997, the Company issued 2,000,000 shares of voting convertible participating preferred stock for $2,500,000 to Fountain Holdings, LLC. The preferred stock has a liquidation preference of $1.25 per share (this equates to a potential restriction of retained earnings resulting from the involuntary liquidation preference of $2,498,000 in excess of par value of such preferred stock). The preferred shares may be converted into 1,264,151 shares of common stock and 2,252 shares of Class B common stock, which equates to a conversion price of approximately $.10 per share, the market value per share of the common stock at the date of issuance of the preferred stock.

       Voting rights:

       Shareholders of common stock and Class B common stock are entitled to one and five votes per share, respectively. Holders of shares of Series A preferred stock are entitled to a number of votes in total that equal the total number of votes able to be cast by holders of all then issued and outstanding shares of common stock and Class B common stock, plus seven votes in all elections of directors.

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

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


5.     Stockholders' deficit (continued):

       Common stock options and warrants:

       The Company recognized compensation expense to non-employee directors of approximately $7,500 in 2001 and $9,500 in 2000 associated with the issuance of options and warrants. There were no options or warrants issued to employees in 2001 or 2000.

       The "Black-Scholes" option-pricing model assumptions used in valuing options issued to directors are as follows:

           Underlying stock price at grant date             $.150 - .625
           Exercise price                                    $.56 - .65
           Dividend yield                                         0%
           Risk free interest rate                                6%
           Volatility                                            40%

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


5.     Stockholders' deficit (continued):

       Common stock options and warrants (continued):

       Common stock options and warrants issued, redeemed and outstanding during the years ended September 30, 2001 and 2000 are as follows:

                                                                                                              Weighted Avg.
                                                                                  Number of                     Exercise
                                Description                                 Options and Warrants               Price/Share
       -----------------------------------------------------------       ---------------------------   -------------------------
         Issued and outstanding at October 1, 1999                                3,248,181             $           .63

         Issued in 2000                                                            314,507                          .65

         Expired in 2000                                                          (33,000)                          .58
                                                                         ---------------------------    ------------------------

         Issued and outstanding at September 30, 2000                             3,529,688                         .63

         Issued in 2001                                                            221,621                          .65

         Expired in 2001                                                          (474,714)                         .64
                                                                         ---------------------------    ------------------------

         Issued and outstanding at September 30, 2001                             3,276,595             $           .65
                                                                         ===========================    ========================

       These common stock options and warrants were issued to current or former officers, directors, shareholders and employees. Those that remain outstanding and exercisable (except as noted) at September 30, 2001 are as follows:

                            Vesting Period    Exercise       Expiration       Remaining       Number
             Issue Date           Yrs          Price           Date             Life        Outstanding
         ------------------ ---------------  ----------    ----------------  ------------  ---------------
         July 1996                0          $   .56        December 2003     2.25 Yrs          62,500

         December 1998            0-3        $   .56        December 2003     2.25 Yrs.         52,500(2)

         January 1999             0          $   .65        December 2003     2.25 Yrs       2,993,595

         September 1999           0-3        $   .625       September 2004       3 Yrs         144,000(1)

         December 1999            0          $   .625       September 2004       3 Yrs          24,000
                                                                                            ----------
                                                                                             3,276,595

       184,000 vested at September 30, 2001
       243,442 vested at September 30, 2001; all surrendered subsequently

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


6.     Employee benefit plan:

       The Company had implemented a 401(k) profit sharing plan covering substantially all employees. The plan does not provide for employer contributions. The plan was terminated in July 2001.

7.     Income taxes:

       Deferred tax assets consist of the following at September 30, 2001:

         Net operating loss carryover                                                                $       2,088,000
         Accrued interest not currently deductible                                                              75,000
         Valuation allowance                                                                                (2,163,000)
                                                                                                     ------------------
                                                                                                     $               -
                                                                                                     ==================

       Income tax (expense) benefit consists of the following:
                                                                                            2001             2000
                                                                                      ---------------   ---------------
         Current:
           Federal                                                                    $            -    $            -
                                                                                      ---------------   ---------------

         Deferred:
           Deferred                                                                          121,000          (168,000)
           Benefit of net operating loss carryover (a)                                       165,000          (418,000)
           Change in valuation allowance                                                    (286,000)          586,000
                                                                                      ---------------   ---------------
                                                                                                   -                 -
                                                                                      ---------------   ---------------
                                                                                      $            -    $            -
                                                                                      ===============   ===============

       The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                                                     Percentage of loss before
                                                                                           income taxes
                                                                           --------------------------------------------
                                                                                   2001                    2000
                                                                           --------------------    --------------------
         Statutory tax rate                                                               34.0%                  34.0%
         State tax                                                                         3.5%                   3.5%
         Change in deferred tax asset
           valuation allowance                                                          (37.5%)                 (37.5%)
                                                                           --------------------    --------------------
         Effective tax rate in accompanying
           statement of operations                                                           0%                     0%
                                                                           ====================    ====================

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


7.     Income taxes (continued):


       (a) Under Section 382 and 383 of the Internal Revenue Code of 1986, if an ownership change occurs with respect to a "loss corporation", as defined, there are annual limitations on the amount of net operating loss and research and development tax credit carryovers which are available to the Company. The taxable income of a loss corporation for any tax year ending after an ownership change may be offset by pre-change loss carryovers only to the extent of the section 382 and 383 limitation for that year. Events occurred in 1996 which created an ownership change in excess of fifty percent for income tax purposes; therefore, the Company believes that the availability of the pre-change net operating loss carryover ($12,700,000) and research and development credit carryover ($250,000) will be substantially limited in the future and, as such, the Company has previously accounted for the loss of such carryover by reducing the deferred tax asset and associated valuation allowance. The post-change net operating loss carryover of $5,400,000 will expire 2012-2020.

8.     Subsequent events:

       On December 31, 2001, Park Street Acquisition Corporation, a Florida corporation, acquired 3,500,000 shares of the Company's Class A common stock and 100,000 shares of Class B common stock from the Company for $180,000. The proceeds of this sale were utilized to pay all of the Company's outstanding liabilities at December 31, 2001. Simultaneously, Park Street acquired 2,000,000 shares of Class A Preferred Stock from Fountain Holdings, LLC. As a result of these transactions, Park Street became the "control person" of Fountain Pharmaceuticals as that term is defined in the Securities Act of 1933, as amended. Simultaneously with these transactions, the Board of Directors of Fountain Pharmaceuticals appointed Brendon K. Rennert President, Secretary and Treasurer of Fountain and nominated him to be the sole director of the Company. As of December 29, 2001, Mr. Schuchert was entitled to purchase an aggregate of 2,993,395 shares of common stock upon exercise of a warrant. Mr. Schuchert sold these warrants to Park Street Acquisition Corporation for $12,000. Simultaneously therewith, the Company and Park Street agreed to retire these warrants.

       In connection with the acquisitions by Park Street, Mr. Schuchert released and discharged the company from its obligations due to him pursuant to the credit agreement dated as of December 31, 1998, and from any other debt or obligation owed Mr. Schuchert or his affiliates by the Company.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


8.     Subsequent events (continued):

       At December 31, 2001, the Company remains a "shell" company. The Company plans to seek one or more potential businesses that Management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition.

       The target company may be (i) in its preliminary or developmental stage,
       (ii) a financially troubled business or (iii) a going concern. It is impossible to determine the capital requirements of the target business or whether such business may require additional capital. Some target companies may seek to establish a public trading market for their securities.

       It is not presently anticipated that the Company will acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest; however there is no agreement, policy, or understanding to prevent such a transaction. In the event of such a non-arm's length transaction, Management would seek an independent appraisal of the transaction.