Form 10QSB
period 2001-12-31
FOUNTAIN PHARMACEUTICALS INC
filed 2002-02-14
CIK 851199

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
December 31, 2001                                    Commission File No. 0-18399


                         FOUNTAIN PHARMACEUTICALS, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its Charter)

        Delaware                                            62-1386759
        --------                                            ----------
(State or jurisdiction of                      (IRS Employer Identification No.)
incorporation or organization)

505 South Westland Avenue, Suite D, Tampa, Florida             33606
--------------------------------------------------             -----
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:    (813) 248-0089

Former name, former address and former fiscal year, if changed since last report: N/A


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's Class A Common Stock, $.001 par value, as of February 5, 2002 was 5,875,796.

The number of shares outstanding of the Registrant's Class B Common Stock, $.001 par value, as of February 5, 2002 was 104,505.

================================================================================

                         PART I - FINANCIAL INFORMATION



Item 1:    Financial Statements


Balance Sheet as of December 31, 2001                               3

Statement of Operations for the three months
ended December 31, 2001 and December 31, 2000                       4

Statement of Changes in Stockholders' Equity
for the period ended December 31, 2001                              5

Statement of Cash Flows for the three months ended
December 31, 2001 and December 31, 2000                             6

Notes to the financial statements                                   7-8

                          FOUNTAIN PHARMACEUTICALS, INC
                             Condensed BALANCE SHEET
                               December 31, 2001


                                     ASSETS

Current assets
     Cash                                                                             180,000
                                                                              ----------------

        Total current assets                                                          180,000
                                                                              ----------------

                                                                                      180,000
                                                                              ================


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                                            172,921

        Total current liabilities                                                     172,921
                                                                              ----------------

        Total liabilities                                                             172,921
                                                                              ----------------

Stockholders' equity
     Series A preferred stock, par value $.001, 2,000,000 shares authorized issued and outstanding (liquidation preference $2,498,000 in excess of
       par                                                                              2,000
     Common stock, par value $.001, 50,000,000 shares authorized, 5,875,796
       shares issued and outstanding                                                    5,876
     Class B common stock, par value $.001, 50,000,000 shares authorized.
       104,505 shares issued and outstanding                                              105
     Additional paid-in capital                                                    17,270,506
     Accumulated deficit                                                          (17,271,408)
                                                                              ----------------

        Total stockholders' equity                                                      7,079
                                                                              ----------------

                                                                                      180,000
                                                                              ================
                   See notes to condensed financial statements

                          FOUNTAIN PHARMACEUTICALS, INC
                       Condensed Statements of Operations
               For the Three Months Ended December 31, 2001 & 2000

                                                                                 12/31/01                 12/31/00
                                                                                 --------                 --------
Revenue                                                                                     0                 192,011

Cost of sales                                                                               0                  30,719
                                                                              ----------------         ---------------

Gross profit                                                                                0                 161,292

Operating expenses
     Research & development                                                                                    67,250
     General & administrative expenses                                                 14,079                  91,786
     Selling expenses                                                                                         159,405
     Depreciation & amortization                                                                               14,413
                                                                              ----------------         ---------------
        Total expenses                                                                 14,079                 332,854

Loss from operations                                                                  (14,079)               (171,562)

Other income (expenses)
     Interest income                                                                                              313
     Interest expense                                                                 (24,905)                (83,043)
     Gain on sale of furniture and equipment                                                                      250
     Other income (expense)                                                                                       128
                                                                              ----------------         ---------------
Total other income (expense)                                                          (24,905)                (82,352)
                                                                              ----------------         ---------------

Loss before extraordinary item                                                        (38,984)               (253,914)

     Gain on extinguishment of debt (no applicable income taxes)                    1,479,638                       -
                                                                              ----------------         ---------------

Net income (loss)                                                                   1,440,654                (253,914)

Basic net income (loss) per share:
     Income (loss) before income taxes and extraordinary item                          ($0.02)                 ($0.11)
     Extraordinary gain                                                                  0.61                       -
                                                                              ----------------         ---------------
     Net income (loss)                                                                  $0.59                  ($0.11)

Diluted net income (loss) per share
     Income (loss) before income taxes and extraordinary item                          ($0.01)                 ($0.11)
     Extraordinary gain                                                                  0.40                -
                                                                              ----------------         ---------------
     Net income (loss)                                                                  $0.39                  ($0.11)


Weighted average basic number of shares outstanding                                 2,419,431               2,380,301
Weighted average diluted number of shares outstanding                               3,685,834               2,380,301


                   See notes to condensed financial statements

                          FOUNTAIN PHARMACEUTICALS, INC
                       Condensed STATEMENTS OF CASH FLOWS



                                                                                  Three Months Ended December 31,
                                                                                  -------------------------------
                                                                                   2001                     2000
                                                                                   ----                     ----
Cash flows from operating activities:
Net income (loss)                                                                   1,440,654                (253,914)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Gain on extinguishment of debt                                                (1,479,638)
     Gain on sale of furniture & equipment                                                                       (250)
     Depreciation                                                                                              11,986
     Amortization                                                                       3,659                   2,427
     Increase (decrease) in cash due to changes in
        Accounts receivable                                                           189,900                (108,689)
        Inventories                                                                                            26,666
        Prepaid expenses                                                                                        4,487
        Accounts payable and accrued expenses                                          19,854                 109,320
                                                                              ----------------         ---------------

Net cash used in operating activities                                                 174,429                (207,967)

Cash from investing activities:
     Deferred patent costs incurred                                                                              (876)
     Proceeds from sale of furniture & equipment                                                                  250
                                                                              ----------------         ---------------

Net cash used in investing activities                                                       0                    (626)

Cash flows from financing activities:
     Director and Officer loans                                                         2,238                 190,500
     Payments on note payable, bank                                                                            (4,283)
                                                                              ----------------         ---------------

Net cash provided by financing activities                                               2,238                 186,217
                                                                              ----------------         ---------------

Increase (decrease) in cash                                                           176,667                 (22,376)
Cash at beginning of period                                                             3,333                  88,687
                                                                              ----------------         ---------------

Cash at end of period                                                                 180,000                  66,311
                                                                              ================         ===============


                   See notes to condensed financial statements

                                                  FOUNTAIN PHARMACEUTICALS, INC
                                           Condensed STATEMENT OF STOCKHOLDERS' EQUITY
                                For the Period from September 30, 2001 through December 31, 2001


                                                                  Class B            Additional
                  Preferred Stock           Common Stock          Common Stock        Paid-In       Accumulated
                --------------------     --------------------  -------------------
                  Shares    Amount         Shares    Amount     Shares    Amount      Capital         Deficit          Total
                  ------    ------         ------    ------     ------    ------      -------         -------          -----

Balances @
    30-Sep-01   2,000,000   $2,000        2,375,796  $2,376       4,505     $  5    $17,094,106    $(18,712,062)    $(1,613,575)
                =========   ======        =========  ======     =======     ====    ===========    ============     ===========

Issuance of stock                         3,500,000  $3,500     100,000     $100    $   176,400                     $   180,000

Net income                                                                                         $  1,440,654     $ 1,440,654
                ---------   ------        ---------  ------     -------     ----    -----------    ------------     -----------
Balances @
    31-Dec-01   2,000,000   $2,000        5,875,796  $5,876     104,505     $105    $17,270,506    $(17,271,408)    $     7,079
                =========   ======        =========  ======     =======     ====    ===========    ============     ===========

                   See notes to condensed financial statements

                         FOUNTAIN PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

1. The interim financial statements of Fountain Pharmaceuticals, Inc. (the "Company") which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB for the year then ended. The report of the Company's independent auditors for the year ended September 30, 2001 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty

         The interim results reflected in the accompanying financial statements are not indicative of the results of operations for a full fiscal year.

2.       Subsequent events and management's plans regarding operations:

         On January 3, 2002, the Company repaid substantially all obligations that existed on December 31, 2001.

         Since the Company no longer has assets except the Company's public shell, it no longer has the ability to generate revenue; therefore, the Company is not in the position to continue as a going concern. The Company's Board of Directors is currently pursuing candidates with potential business interests with which to merge. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Management has also not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition. Furthermore, there can be no assurance that any such transactions will be successfully completed by the Company.

                         FOUNTAIN PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

3.       Issuance of Stock and Extraordinary Gain on Extinguishment of Debt:

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

         In connection with the acquisitions by Park Street, the related party unsecured lender released and discharged the Company from its obligations due pursuant to the unsecured line of credit, and from any other debt or obligation owing himself or related entities by the Company. As a result the Company has recognized an extraordinary gain of $1,479,638 for the extinguishment of the debt and related accrued interest.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         As a result of additional costs associated with the development and marketing of two new product lines during fiscal year ended September 30, 1999, the Company fully utilized the $1,500,000 line of credit. During fiscal years ended September 30, 2000 and 2001, Mr. Schuchert made additional unsecured advances to the Company, the terms of which were never memorialized in writing.

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

         As the Company was not in a financial position to make the required payment, the Company's Board of Directors voted on June 28, 2001 to comply with the agreement and transfer the assets of the Company at the close of business on July 6, 2001 to Mr. Schuchert. As a result, the secured debt was satisfied through this transfer of assets, although the unsecured facility remained outstanding. On December 31, 2001, in connection with the sale by Mr. Schuchert of all his securities in the Company, Mr. Schuchert released and discharged the Company from all of its obligations due him and Fountain Holdings. As of December 31, 2001, the outstanding principal balance due Mr. Schuchert was $1,256,809 plus estimated accrued interest of $225,000,

         As the Company had no significant assets subsequent to July 6, 2001, it no longer had the ability to generate revenue to pay its unsecured liabilities; therefore, the Company was not in the position to continue as a going concern. Accordingly, the Company's Board of Directors suspended operations. Through December 30, 2001, the Company's Board of Director's retained only one employee, the Interim Chief Financial Officer/Director of Finance and Administration, who assisted in the transfer of assets to Mr. Schuchert.

         On December 31, 2001, Park Street Acquisition Corporation, a Florida corporation, acquired 3,500,000 shares of the Company's Class A common stock, 100,000 shares of Class B common stock from the Company for $180,000. The proceeds of this sale were utilized to pay all of the Company's outstanding liabilities at December 31, 2001. Simultaneously, Park Street acquired 2,000,000 shares of Class A Preferred Stock from Fountain Holdings, LLC. As a result of these transactions, Park Street became the "control person" of Fountain Pharmaceuticals as that term is defined in the Securities Act of 1933, as amended. Simultaneously with these transactions, the Board of Directors of Fountain Pharmaceuticals appointed Brendon K. Rennert as President, Secretary and Treasurer, and he became the Company's sole director on January 28, 2002.

Results of Operations

Three Months ended December 31, 2001 compared with the Three Months ended December 31, 2000:

         During the three months ended December 31, 2001, the Company had no revenues compared to revenues of $192,011 for the three months ended December 31, 2000. The Company's lack of revenues for the quarter ended December 31, 2001 was a result of the transfer of the Company's assets to Mr. Schuchert as of July 6, 2001. The Company had a net profit of $1,440,654 for the quarter ended December 31, 2001 compared to a net loss of $253,914 for the quarter ended December 31, 2000, as a result of an extraordinary gain of approximately $1,500,000 realized from the extinguishment of debt associated with the forgiveness of all unsecured indebtedness due Mr. Schuchert during the quarter ended December 31, 2001. Losses before extraordinary items also decreased from $253,914 in the quarter ended December 31, 2000 to $38,984 in the same period in 2001. This decrease in losses was attributable to the Company's decision to suspend operations on July 6, 2001.

         During the quarter ended December 31, 2001, the Company incurred operating expenses of $14,079, representing a decrease of $157,483 or 92% over operating expenses of $171,562 for the prior quarter ending December 31, 2000. This decrease in operating expenses was primarily due to reduction in personnel, legal fees, clinical research studies, and sales and marketing expenses, coupled with the suspension of operations in July 2001.

         During the quarter ended December 31, 2001, the Company incurred interest expense of $24,905, an 71% decrease over interest expense of $83,043 for the prior quarter ending December 31, 2000. This decrease in interest expense is associated with the foregiveness of the secured line of credit arrangement the Company had with Mr. Schuchert. (See "Liquidity and Capital Resources.")

Liquidity and Capital Resources

         As a result of significant increases in marketing costs and legal fees which were not offset by sales revenues, the Company had substantially utilized its working capital resources by December 1998. In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The Credit Agreement (the "Credit Agreement") provided for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which was due on December 31, 2000, 180 days from written demand of Mr. Schuchert as lender, or upon an event of default under the agreement. The line of credit bore interest at an adjustable monthly rate equal to the greater of (i) the prime rate quoted in the Wall Street Journal, plus 1 1/2% or (ii) 9%, which is payable monthly or may be accrued. The facility was secured by all of the assets of the Company (subject to any existing liens). Additional funds were advanced in 1999, 2000, and 2001 on an unsecured basis. Under the terms of the warrant granted in connection with the Credit Agreement, Mr. Schuchert was entitled to purchase 1.6 shares of Common Stock for each dollar advanced under the facility and 1.6 shares of Common Stock for each dollar of accrued, unpaid interest when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. (As of December 29, 2001, Mr. Schuchert was entitled to purchase an aggregate of 2,993,595 shares of Common Stock upon the exercise of such warrant. Mr. Schuchert sold these warrants to Park Street Acquisition Corporation for $12,000. Simultaneously therewith, the Company and Park Street agreed to retire these warrants).

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

         As the Company was not in a financial position to make the required payment, the Company's Board of Directors voted on June 28, 2001 to comply with the agreement and transfer the assets of the Company at the close of business on July 6, 2001 to Mr. Schuchert. As a result, the secured debt was satisfied through this transfer of assets, although the unsecured facility remained outstanding. In connection with the acquisitions by Park Street, Mr. Schuchert released and discharged the Company from its obligations due him and Fountain Holdings pursuant to the Credit Agreement dated as of December 31, 1998, and from any other debt or obligation owing Schuchert or Fountain Holdings by the Company.

         As of September 30, 2001, the Company had working capital of $7,079, an increase in the working capital of $2,645,441 from the working capital deficit of $2,638,362 as of September 30, 2000. The increase in working capital is primarily attributable to the gain on extinguishment of debt associated with the acquisition of the Company's securities by Park Street. As the Company had no significant assets subsequent to July 6, 2001, it no longer had the ability to generate revenue to pay its unsecured liabilities; therefore, the Company was not in the position to continue as a going concern. Accordingly, the Company's Board of Directors suspended operations.

         On December 31, 2001, Park Street Acquisition Corporation, a Florida corporation, acquired 3,500,000 shares of the Company's Class A Common Stock and 100,000 shares of Class B Common Stock from the Company for $180,000. The proceeds of this sale were utilized to pay all of the Company's outstanding liabilities at December 31, 2001. Simultaneously, Park Street acquired 2,000,000 shares of Class A Preferred Stock from Fountain Holdings, LLC. As a result of these transactions, Park Street became the "control person" of Fountain Pharmaceuticals as that term is defined in the Securities Act of 1933, as amended. Simultaneously with these transactions, the Board of Directors of Fountain Pharmaceuticals appointed Brendon K. Rennert as President, Secretary and Treasurer, and nominated him to be the sole director of the Company.

         As of December 31, 2001, Mr. Schuchert was entitled to purchase an aggregate of 2,993,395 shares of the Company's Common Stock upon exercise of warrants. Mr. Schuchert sold these warrants to Park Street Acquisition Corporation for $12,000. Simultaneously therewith, the Company and Park Street agreed to retire these warrants.

         In connection with the acquisitions by Park Street, Mr. Schuchert released and discharged the Company from its obligations due to him pursuant to the credit agreement dated as of December 31, 1998, and from any other debt or obligation owed Mr. Schuchert or his affiliates by the Company.

         As of February 5, 2002, the Company remains a "shell" company. The Company plans to seek one or more potential businesses that management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition.

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

Forward Looking Statements. This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                           PART II - OTHER INFORMATION


Item 1:  Legal Proceedings

                  None

Item 2:  Changes in Securities and Use of Proceeds

                  (a)      None

                  (b)      None

                  (c)      None

                  (d)      Not Applicable

Item 3.: Defaults upon Senior Securities

                  None

Item 4.: Submission of Matters to a Vote of Security Holders

                  None

Item 5.: Other Information

         On December 31, 2001, Park Street Acquisition Corporation ("Park Street"), a Florida corporation, acquired 2,000,000 shares of Class A Convertible Preferred Stock ("Preferred Stock") of the Company from Fountain Holdings LLC ("Holdings") and all Common Stock Purchase Warrants (the "Warrants") in the name of Holdings to purchase shares of the Company's Class A Common Stock. The Preferred Stock converts into 1,264,151 shares of Class A Common Stock. The aggregate purchase price paid to Holdings was Twenty Thousand ($20,000) Dollars ("Purchase Price"), allocated $8,000 towards the purchase of the Preferred Stock and $12,000 towards the purchase of the Warrants. Simultaneously with the closing, Park Street and the Company agreed to retire the Warrants.

         Mr. Schuchert, the principal shareholder of Holdings, in consideration of the Purchase Price, released and discharged the Company from its obligations due to him and Fountain Holdings LLC pursuant to a Credit Agreement dated as of December 31, 1998, and from any other debts or obligations owing Schuchert by the Company. As of December 31, 2001, the Company owed Schuchert approximately $1,480,000 of principal and interest, all of which was foregiven in connection with the aforementioned transaction.

         Additionally, simultaneously with the transactions described above, Park Street acquired directly from the Company 3,500,000 shares of the Company's Class A Common Stock and 100,000 shares of the Company's Class B Common Stock for an aggregate purchase price of $180,000. The proceeds of this transaction were utilized by the Company to retire all of its remaining liabilities. As a result of the foregoing, Park Street became the "control person" of the Company as that term is defined in the Securities Act of 1933, as amended.

         In connection with these transactions, the Board of Directors of the Company nominated Brendon K. Rennert to the Board of Directors and all former officers and directors delivered their letters of resignation to the Company. Mr. Rennert was named CEO, President and Secretary of the Company. These appointments are subject to compliance with the notice requirements of Rule 14f-1 under the Securities Act of 1934 ("Rule 14f-1"). Mr. Schuchert agreed to remain as the Company's sole director until the company has complied with Rule 14f-1.

         The Board of Directors also nominated Brendon K. Rennert as the sole director of the Company. Mr. Rennert's election would not become effective until at least ten (10) days after the Information Statement was mailed or delivered to the Company's shareholders of record in compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder. The mailing was completed on January 18, 2002. Accordingly, on January 28, 2002, Mr. Schuchert resigned as the Company's sole director and Mr. Rennert became the Company's sole director. As a result of the transfer of the Company's assets to Schuchert, the Company became a "blank check" or "shell" company.

Item 6:  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  None

         (b)      Reports on Form 8-K

                  A Current Report on Form 8-K was filed on January 11, 2002 to report the Change of Control of the Company whereby Brendon K. Rennert and Park Street Acquisition Corporation became "control persons" of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   February 13, 2002                 FOUNTAIN PHARMACEUTICALS, INC.



                                           By: /s/ Brendon K. Rennert
                                               --------------------------------
                                               Brendon K. Rennert, President and
                                               Principal Executive and Financial
                                               Officer