Form 10QSB
period 2002-03-31
FOUNTAIN PHARMACEUTICALS INC
filed 2002-05-20
CIK 851199

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

For the Quarter Period Ended
March 31, 2002                                       Commission File No. 0-18399


                         FOUNTAIN PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Delaware                                          62-1386759
------------------------------                 ---------------------------------
(State or jurisdiction of                      (IRS Employer Identification No.)
incorporation or organization)

505 South Westland Avenue, Suite D, Tampa, Florida            33606
--------------------------------------------------            ------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:    (813) 248-0089
---------------------------------------------------    --------------

Former name, former address and former fiscal year,
if changed since last report:  N/A
--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's Class A Common Stock, $.001 par value, as of May 17, 2002 was 5,875,796.

The number of shares outstanding of the Registrant's Class B Common Stock, $.001 par value, as of May 17, 2002 was 104,505.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements


Balance Sheet as of March 31, 2002                                       3

Statement of Operations for the three and six month periods
ended March 31, 2002 and March 31, 2001                                  4

Statement of Changes in Stockholders' Deficit
for the period from September 30, 2001 through March 31, 2002            5

Statement of Cash Flows for the six month periods ended
March 31, 2002 and March 31, 2001                                        6

Notes to the financial statements                                        7

                                         FOUNTAIN PHARMACEUTICALS, INC.
                                                 BALANCE SHEET
                                                 MARCH 31, 2002

                                                         ASSETS
Current assets:
  Cash                                                                                                    $        68,315
                                                                                                          ---------------


     Total assets                                                                                         $        68,315
                                                                                                          ===============

                                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  6% Convertible Debenture                                                                                $       100,000
                                                                                                          ---------------

     Total liabilities                                                                                            100,000
                                                                                                          ---------------

Stockholders' deficit:
   Series A preferred stock, par value $.001, 2,000,000 shares authorized, issued and  outstanding (liquidation preference
     $2,498,000 in excess of par                                                                                    2,000
   Common stock, par value $.001, 50,000,000 shares authorized
     5,875,796 shars issued and outstanding                                                                         5,876
   Class B common stock, par value $.001, 50,000,000 shares
     authorized, 104,505 shares issued and outstanding                                                                105
   Additional paid-in capital                                                                                  17,270,506
   Accumulated deficit                                                                                        (17,310,172)
                                                                                                          ---------------
      Total stockholders' deficit                                                                                 (31,685)
                                                                                                          ---------------

      Total liabilities and stockholders' deficit                                                         $        68,315
                                                                                                          ===============

                                               See Notes to Financial Statements.

                                                                 3

                                 FOUNTAIN PHARMACEUTICALS, INC.
                                    STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2002 AND 2001


                                                    Three Months Ended                   Six Months Ended
                                             ---------------------------------   ---------------------------------
                                               12/31/2001        12/31/2000         3/31/2002         3/31/2001
                                             ---------------   ---------------   ---------------   ---------------
Revenue                                      $             -   $       190,250   $             -   $       382,261
Cost of sales                                              -            20,836                 -            51,555
                                             ---------------   ---------------   ---------------   ---------------
Gross profit                                               -           169,414                 -           330,706
                                             ---------------   ---------------   ---------------   ---------------

Operating expenses
  Research & development                                   -            62,758                 -           130,008
  General & administrative expenses                   38,764           100,100            52,844           191,886
  Selling expenses                                         -           139,952                 -           299,357
  Depreciation & amortization                              -            14,389                 -            28,802
                                             ---------------   ---------------   ---------------   ---------------
Total operating expenses                              38,764           317,199            52,844           650,053
                                             ---------------   ---------------   ---------------   ---------------

Loss before other income (expenses)                  (38,764)         (147,785)          (52,844)         (319,347)

Other income (expenses)
  Interest income                                          -             6,452                 -             6,765
  Interest expense                                         -           (77,763)          (22,667)         (160,806)
  Other                                                    -             3,615                 -             3,993
                                             ---------------   ---------------   ---------------   ---------------
Total other income (expense)                               -           (67,696)          (22,667)         (150,048)
                                             ---------------   ---------------   ---------------   ---------------

Loss before extraordinary item                       (38,764)         (215,481)          (75,511)         (469,395)

  Gain on extinguishment of debt
     (no applicable income taxes)                          -                 -         1,477,401                 -
                                             ---------------   ---------------   ---------------   ---------------

Net income (loss)                            $       (38,764)  $      (215,481)  $     1,401,890   $      (469,395)
                                             ===============   ===============   ===============   ===============


Basic net income (loss) per share:
    Loss before extraordinary item           $         (0.01)  $         (0.09)  $         (0.02)  $         (0.20)
    Extraordinary gain                                  0.00              0.00              0.35              0.00
                                             ---------------   ---------------   ---------------   ---------------
    Net income (loss)                                 ($0.01)           ($0.09)            $0.33            ($0.20)
                                             ===============   ===============   ===============   ===============

Diluted net income (loss) per share:
    Loss before extraordinary item           $         (0.01)  $         (0.09)  $         (0.01)  $         (0.20)
    Extraordinary gain                                  0.00              0.00              0.27              0.00
                                             ---------------   ---------------   ---------------   ---------------
    Net income (loss)                        $         (0.01)  $         (0.09)  $          0.26   $         (0.20)
                                             ===============   ===============   ===============   ===============

Weighted average:
  Basic number of shares outstanding               5,980,301         2,380,301         4,180,301         2,380,301
                                             ===============   ===============   ===============   ===============
  Diluted number of shares outstanding             5,980,301         2,380,301         5,446,704         2,380,301
                                             ===============   ===============   ===============   ===============

                                               See Notes to Financial Statements.

                                                              4

                                                 FOUNTAIN PHARMACEUTICALS, INC.
                                               STATEMENT OF STOCKHOLDERS' DEFICIT
                                  FOR THE PERIOD FROM SEPTEMBER 30, 2001 THROUGH MARCH 31, 2002


                                                                              Class B
                                 Preferred Stock      Common Stock         Common Stock     Additional
                               ------------------  -------------------  -----------------    Paid-in     Accumulated
                                 Shares    Amount   Shares     Amount    Shares   Amount     Capital       Deficit        Total
                               ---------  -------  ---------  --------  --------- -------  -----------   ------------   -----------
Balance, September 30, 2001    2,000,000  $2,000   2,375,796   $2,376      4,505   $  5    $17,094,106   $(18,712,062)  $(1,613,575)

Issuance of stock                      -       -   3,500,000    3,500    100,000    100        176,400                      180,000

Net income for the quarter             -       -           -        -          -      -              -      1,440,654     1,440,654
                               ---------  ------   ---------   ------    -------   ----    -----------   ------------     ---------

Balances, December 31, 2001    2,000,000   2,000   5,875,796    5,876    104,505    105     17,270,506    (17,271,408)        7,079

Net loss for the quarter               -       -           -        -          -      -              -        (38,764)      (38,764)
                               ---------  ------   ---------   ------    -------   ----    -----------   ------------     ---------

Balances, March 31, 2002       2,000,000  $2,000   5,875,796   $5,876    104,505   $105    $17,270,506   $(17,310,172)    $ (31,685)
                               =========  ======   =========   ======    =======   ====    ===========   ============     =========

                                                    See Notes to Financial Statements.

                                                                      5

                                       FOUNTAIN PHARMACEUTICALS, INC.
                                          STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                    Six Months Ended March 31,
                                                                             -----------------------------------------
                                                                                   2002                   2001
                                                                             ------------------     ------------------
Cash flows from operating activities:
  Net income (loss)                                                          $       1,401,890      $        (469,395)
     Adjustments to reconcile net income (loss) to net cash flows from operating activities:
          Gain on extinguishment of debt                                            (1,477,401)                     -
          Gain on sale of furniture and equipment                                            -                   (250)
          Depreciation expense                                                               -                 23,912
          Amortization expense                                                               -                  4,890
          Increase (decrease) in cash due to changes in
             Accounts receivable                                                             -                  1,585
             Inventory                                                                       -                 40,487
             Prepaid expenses and other assets                                           3,659                  4,207
             Accounts payable and other accrued expenses                              (143,166)               139,860
                                                                             -----------------      -----------------

Net cash flows from operating activities                                              (215,018)              (254,704)
                                                                             -----------------      -----------------

Cash flows from investing activities:
  Patent costs incurred                                                                      -                 (6,055)
  Proceeds from sale of furniture and equipment                                              -                    250
                                                                             -----------------      -----------------

Net cash flows from investing activities                                                     -                 (5,805)
                                                                             -----------------      -----------------

Cash flows from financing activities:
  Proceeds from issuance of 6% convertible debenture                                   100,000                      -
  Proceeds from sale of common stock                                                   180,000                      -
  Officer and director loans                                                                 -                235,500
  Repayment of note payable, bank                                                            -                (31,609)
                                                                             -----------------      -----------------

Net cash flows from financing activities                                               280,000                203,891
                                                                             -----------------      -----------------

Change in cash                                                                          64,982                (56,618)
Cash, beginning of period                                                                3,333                 88,687
                                                                             -----------------      -----------------
Cash, end of period                                                          $          68,315      $          32,069
                                                                             =================      =================

             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                       $               -      $           1,788
                                                                             =================      =================

                                               See Notes to Financial Statements.

                                                                6

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


1.       Unaudited interim financial statements

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

2.       Issuance of Stock and Extraordinary Gain on Extinguishment of Debt:

         On December 31, 2001, Park Street Acquisition Corporation (Park Street), a Florida corporation, acquired 3,500,000 shares of the Company's Class A common stock and 100,000 shares of Class B common stock from the Company for $180,000. The proceeds of this sale were utilized to pay all of the Company's outstanding liabilities at December 31, 2001. Simultaneously, Park Street acquired 2,000,000 shares of Class A Preferred Stock from Fountain Holdings, LLC ("Holdings") and all Common Stock Purchase Warrants ( the "Warrants") in the name of Holdings to purchase shares of the Company's Class A Common Stock. The aggregate purchase price paid to Holdings was $20,000, allocated $8,000 towards the purchase of the Preferred Stock and $12,000 towards the purchase of the warrants. As a result of these transactions, Park Street became the "control person" of Fountain Pharmaceuticals, Inc ("Fountain") as that term is defined in the Securities Act of 1933, as amended. In connection with these transactions, the Board of Directors of the Company nominated Brendon
         K. Rennert to the Board of Directors and all former officers and directors delivered their letters of resignation to the Company. Mr. Rennert was named CEO, President and Secretary of the Company.

         In connection with the acquisitions by Park Street, the related party unsecured lender released and discharged the Company from its obligations due pursuant to the unsecured line of credit, and from any other debt or obligation owing himself or related entities by the Company. As a result the Company has recognized an extraordinary gain of $1,477,401 for the extinguishment of the debt and related accrued interest.

         Subsequent to closing, Park Street and the Company agreed to retire the Warrants. In May 2002, Park Street also agreed to return the Preferred Stock to the Company, at which time, no Preferred Stock will be issued and outstanding.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


3.       Management's plans regarding operations and subsequent events:

         As discussed in further detail in the Company's Annual Report on Form 10-KSB and its first quarter report on Form 10-QSB, the Company suspended operations in July 2001. Operations subsequent to that, consisting only of expenses necessary to maintain the public shell, have primarily been funded through related party borrowings (subsequently forgiven) through December 31, 2001, the issuance of common stock discussed in Note 2, and $100,000 generated through the issuance of debentures. On February 20, 2002 the Company issued a 6% Subordinated Convertible Debenture due May 31, 2002 in the principal amount of $100,000 through the issuance of debentures. On February 20, 2002 the Company issued a 6% Subordinated Convertible Debenture due May 31, 2002 in the principal amount of $100,000. This Debenture is convertible into the Company's common stock at $1.00 per share.

         Since the Company no longer has assets except the Company's public shell, it no longer has the ability to generate revenue; therefore, the Company is not in the position to continue as a going concern.

         The Company's Board of Directors is currently pursuing candidates with potential business interest with which to merge. The Company has reached an agreement to acquire all of the issued and outstanding shares of SiriCOMM, Inc. As of the date hereof the Company has 5,980,301 shares of common stock outstanding, including 104,505 shares of Class B common stock. In accordance with the terms of the agreement with SiriCOMM, Inc., the Company is obligated to issue the equivalent of 577,391,565 pre-split shares or 9,623,193 post-split shares to the SiriCOMM shareholders. In addition, the Company has agreed to issue the equivalent of 116,228,160 pre-split or 1,937,136 post-split shares to retire $500,000 of convertible debentures issued by SiriCOMM. Accordingly, after the effective date of the amendment and the closing with SiriCOMM, the new combined entity will have approximately 11,660,003 shares of common stock issued and outstanding. The shareholders and debenture holders of SiriCOMM will own 99% of the Company upon the consummation of the transaction. There can be no assurance that any such transactions will be successfully completed by the Company.

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

         The Company continued to incur losses and had a working capital deficit at June 21, 2001. Through June 21, 2001 these losses had been principally funded through sales of preferred stock ($2,500,000) to an entity controlled by the Company's then current Chairman of the Board (Mr. Joseph S. Schuchert, Jr.) and advances of $2,716,500 from Mr. Schuchert which included a secured line of credit of $1,500,000 ("Secured Credit Agreement"). On June 21, 2001, Mr. Schuchert notified the Company that it was in default under the Secured Credit Agreement dated December 31, 1998. Mr. Schuchert requested immediate payment of the $1,500,000 principal and accrued interest due under the Secured Credit Agreement and, in the event such payments were not forthcoming on or before July 2, 2001, notice was given that Mr. Schuchert would take action to take possession of the Company's assets and other collateral as defined in the Secured Credit Agreement.

         As the Company was not in a financial position to make the required payment, the Company's Board of Directors voted on June 28, 2001 to comply with the agreement and transfer the assets of the Company at the close of business on July 6, 2001 to Mr. Schuchert. As a result, the secured debt was satisfied through this transfer of assets, although the unsecured facility remained outstanding. On December 31, 2001, in connection with the sale by affiliates of Mr. Schuchert of all securities in the Company, Mr. Schuchert released and discharged the Company from all of its obligations due him and Fountain Holdings. As of December 31, 2001, the outstanding principal balance due Mr. Schuchert was $1,256,809 plus estimated accrued interest of $225,000,

         As the Company had no significant assets subsequent to July 6, 2001, it no longer had the ability to generate revenue to pay its unsecured liabilities; therefore, the Company was not in the position to continue as a going concern. Accordingly, the Company's Board of Directors suspended operations. Through December 30, 2001, the Company's Board of Director's retained only one employee, the Interim Chief Financial Officer/Director of Finance and Administration, who assisted in the transfer of assets to Mr. Schuchert.

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

         As a result of these transactions, Park Street became the "control person" of Fountain Pharmaceuticals, as that term is defined in the Securities Act of 1933, as amended. In connection with these transactions, the Board of Directors of the Company nominated Brendon K. Rennert to the Board of Directors and all former officers and directors delivered their letters of resignation to the Company. Mr. Rennert was named CEO, President and Secretary of the Company.

         Anticipated Merger

         The Company has negotiated a Securities Exchange Agreement with the shareholders of SiriCOMM, Inc., pursuant to which the Company will issue the equivalent of 577,391,565 shares of its common stock to the SiriCOMM shareholders. Additionally, pursuant to the Securities Exchange Agreement, the Company has agreed to issue the equivalent of 116,228,160 shares of its common stock to retire $500,000 of convertible debentures issued by SiriCOMM, Inc.

         In order to consummate the acquisition of SiriCOMM, Inc. the Company has mailed an Information Statement to its shareholders in connection with a proposed action by written consent to authorize and approve an amendment and restatement of the Company's Certificate of Incorporation which:

         o        changes the name of the Company to "SiriCOMM, Inc.";

         o combines the outstanding shares of common stock into a single class of common stock;

         o reverse splits the outstanding shares of the Company's common stock one-for-sixty ("Reverse Split");

         o decreases the par value of the Company's common stock resulting from the Reverse Split form $.06 to $.001;

         o increases the number of shares of common stock the Company is authorized to issued from 916,667 to 50,000,000; and

         o increases the number of shares of preferred stock, $.001 par value, the Company is authorized to issue from 2,000,000 to 5,000,000.

         In response to comments from the Securities and Exchange Commission ("SEC"), the Company has elected to postpone taking the corporate actions described above. The Company intends to refile a revised Preliminary Information Statement on Schedule 14C as soon as possible instituting these actions and completing the acquisition of SiriCOMM, but the corporate actions will not be taken until the SEC completes its review process of the amended 14C filing and until 20 days after a Definitive Information Statement is filed with the SEC and mailed to our shareholders.

         Based upon the 5,980,301 shares of common stock (including the shares of Class B common stock) outstanding on the Record Date (April 12, 2002), the Reverse Split would decrease the outstanding shares of common stock by 98.3% or to approximately 99,672 shares. Upon the completion of the acquisition of SiriCOMM, there will be approximately 11,660,003 shares of post-split common stock issued and outstanding. In addition, at closing, Mr. Rennert will resign as the Company's sole officer and director and SiriCOMM appointees will be appointed as officers and directors of the Company.

         SiriCOMM, Inc. is a broadband wireless service provider serving the marine and highway transportation industries. SiriCOMM has integrated multiple technologies including satellite communications, the Internet (and intranets), wireless networking and productivity enhancing software. SiriCOMM's patent pending network architecture enables subscribers to transmit data at speeds 20 to 100 times faster than other wireless solutions. Moreover, SiriCOMM's unique software solutions leverage this ultra high-speed data network to deliver significant cost reduction and productivity improvement opportunities to users.

         From its central hub server co-located at the satellite teleport, SiriCOMM receives and transmits data on a "point to broadcast" high-speed network between multiple wireless local area networks installed in strategic locations. For a flat, low monthly fee, subscribers have access to a suite of productively software, the Internet, e-mail, proprietary company intranet information, etc. The network supports multiple user devices to include 802.11b-compatible PalmOS(TM) wireless handheld devices from the most mobile subscribers.

Results of Operations

Three Months ended March 31, 2002 compared with the Three Months ended March 31, 2001

         During the three months ended March 31, 2002, the Company had no revenues compared to revenues of $190,250 for the three months ended March 31, 2001. The Company's lack of revenues for the quarter ended March 31, 2002 was a result of the transfer of the Company's assets to Mr. Schuchert as of July 6, 2001 and resultant suspension of the Company's operations on that date. The Company had a net loss of $38,764 for the quarter ended March 31, 2002 compared to a net loss of $215,481 for the quarter ended March 31, 2001. This decrease in losses is directly attributable to the Company's decision to suspend operations on July 6, 2001.

         During the quarter ended March 31, 2002, the Company incurred operating expenses of $38,764, representing a decrease of $278,435 or approximately 88% over operating expenses of $317,199 for the prior quarter ending March 31, 2001. This decrease in operating expenses was primarily due to reduction in personnel, legal fees, clinical research studies, and sales and marketing expenses, coupled with the suspension of operations in July 2001.

         During the quarter ended March 31, 2002, the Company incurred no interest expense compared to an interest expense of $77,763 for the prior quarter ending March 31, 2001. This decrease in interest expense is associated with the forgiveness of the secured and unsecured lines of credit provided to the Company by Mr. Schuchert. (See "Liquidity and Capital Resources.")

Six Months ended March 31, 2002 compared with the Six Months ended
March 31, 2001

         During the six months ended March 31, 2002 the Company had no revenues compared to revenues of $382,261 for the six months ended March 31, 2001. The Company's lack of revenues for the six months ended March 31, 2002 was a result of the transfer of the Company's assets to Mr. Schuchert as of July 6, 2001 and resultant suspension of the Company's operations on that date. The Company had a net income of $1,401,890 for the six months ended March 31, 2002 compared to a net loss of $469,395 for the six months ended March 31, 2001. This increase of $1,871,285 is primarily a result of the forgiveness of debt by a related party ($1,477,401) partially offset by losses resulting from the Company's decision to suspend operations as of July 6, 2001.

         During the six months ended March 31, 2002 the Company incurred operating expenses of $52,844, representing a decrease of $597,209 or 92% over operating expenses of $650,053 for the six months ending March 31, 2001. This decrease in operating expenses was primarily due to reduction in personnel, legal fees, clinical research studies, and sales and marketing expenses coupled with the suspension of operations in July 2001.

         During the six months ended March 31, 2002, the Company incurred interest expense of $22,667, an 86% decrease over interest expense of $160,806 for the prior six months ending March 31, 2001. This decrease in interest expense is associated with the forgiveness of the secured and unsecured lines of credit provided to the Company by Mr. Schuchert. (See "Liquidity and Capital Resources")

Liquidity and Capital Resources

         In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert as of December 31, 1998. The Secured
Credit Agreement provided for a secured line of credit of up to $1,500,000, which was due on December 31, 2000, 180 days from written demand of Mr. Schuchert as lender, or upon an event of default under the agreement. The facility was secured by all of the assets of the Company (subject to any existing liens). Additional funds were advanced in 1999, 2000, and 2001 on an unsecured basis.

         On June 21, 2001, Mr. Schuchert notified the Company that it was in default under the Secured Credit Agreement dated December 31, 1998. Mr. Schuchert requested immediate payment of the $1,500,000 principal and accrued interest due and, in the event such payments were not forthcoming Mr. Schuchert would take action to take possession of the Company's assets and other collateral as defined in the Secured Credit Agreement. As the Company was not in a financial position to make the required payment, the Company's Board of Directors voted on June 28, 2001 to comply with the agreement and transfer the assets of the Company at the close of business on July 6, 2001 to Mr. Schuchert. As a result, the secured debt was satisfied through this transfer of assets, although the unsecured facility remained outstanding.

         As the Company had no significant assets subsequent to July 6, 2001, it no longer had the ability to generate revenue to pay its unsecured liabilities; therefore, the Company was not in the position to continue as a going concern. Accordingly, the Company's Board of Directors suspended operations.

         On December 31, 2001, Park Street acquired 3,500,000 shares of the Company's Class A Common Stock and 100,000 shares of Class B Common Stock from the Company for $180,000. The proceeds of this sale were utilized to pay all of the Company's outstanding liabilities at December 31, 2001. Simultaneously, Park Street acquired 2,000,000 shares of Class A Preferred Stock from Fountain Holdings, LLC.

         As a result of these transactions, Park Street became the "control person" of the Company, as that term is defined in the Securities Act of 1933, as amended. In connection with these transactions, the Board of Directors of the Company nominated Brendon K. Rennert to the Board of Directors and all former officers and directors delivered their letters of resignation to the Company. Mr. Rennert was named CEO, President and Secretary of the Company.

         As of December 31, 2001, in connection with the secured line of credit, Mr. Schuchert was entitled to purchase an aggregate of 2,993,395 shares of the Company's Common Stock upon exercise of warrants. Mr. Schuchert sold these warrants to Park Street for $12,000. Simultaneously therewith, the Company and Park Street agreed to retire these warrants.

         In connection with the acquisitions by Park Street, Mr. Schuchert released and discharged the Company from its obligations due to him pursuant to the credit agreement dated as of December 31, 1998, and from any other debt or obligation owed Mr. Schuchert or his affiliates by the Company.

         During the three months ending March 31, 2002, the Company has financed its operation primarily through the sale of convertible debentures. On February 20, 2002, the Company issued a 6% Subordinated Convertible Debenture due May 31, 2002 in the principal amount of $100,000. This Debenture is convertible into the Company's common stock at $1.00 per share.

         As of May 17, 2002, the Company remains a "shell" company. The Company plans to complete the acquisition of SiriCOMM during June 2002. SiriCOMM is a broadband wireless applications service provider servicing the marine and highway transportation industries.

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

                  (d)      Not Applicable

Item 3.: Defaults upon Senior Securities

                  None

Item 4.: Submission of Matters to a Vote of Security Holders

         On or about April 25, 2002, the Company mailed an Information Statement to its shareholders of record on April 12, 2002 in connection with the Company's proposed acquisition of SiriCOMM. The Company's sole officer, director and majority shareholder has, by written consent, authorized and approved:

         o        changing the name of the Company to "SiriCOMM, Inc.";

         o combining the outstanding shares of common stock into a single class of common stock;

         o reverse splitting the outstanding shares of the Company's common stock one-for-sixty ("Reverse Split");

         o decreasing the par value of the Company's common stock resulting from the Reverse Split form $.06 to $.001;

         o increasing the number of shares of common stock the Company is authorized to issued from 916,667 to 50,000,000;

         o increasing the number of shares of preferred stock, $.001 par value, the Company is authorized to issue from 2,000,000 to 5,000,000; and

         o        the adoption of the Company's 2002 Equity Incentive Plan.

         In response to comments from the Securities and Exchange Commission ("SEC"), the Company has elected to postpone taking the corporate actions described above. The Company intends to refile a revised Preliminary Information Statement on Schedule 14C as soon as possible instituting these actions and completing the acquisition of SiriCOMM, but the corporate actions will not be taken until the SEC completes its review process of the amended 14C filing and until 20 days after a Definitive Information Statement is filed with the SEC and mailed to our shareholders.

Item 5.: Other Information

         As discussed above, the Company has reached an agreement to acquire all of the issued and outstanding shares of SiriCOMM. As of the date hereof there are 5,980,301 shares of common stock outstanding, including 104,505 shares of Class B common stock. In accordance with the terms of the agreement with
SiriCOMM, the Company is obligated to issue the equivalent of 577,391,565 pre-split shares or 9,623,193 post-split shares to the SiriCOMM shareholders. In addition, the Company has agreed to issue the equivalent of 116,228,160 pre-split or 1,937,136 post-split shares to retire $500,000 of convertible debentures issued by SiriCOMM. Accordingly, after the effective date of the amendment and the closing with SiriCOMM, the new combined entity will have approximately 11,660,003 shares of common stock issued and outstanding. The shareholders and debenture-holders of SiriCOMM will own 99% of the Company upon the consummation of the transaction.

Item 6:  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  4.1 Form of 6% Subordinated Convertible Debenture due May 31, 2002.

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


Dated:   May 17, 2002               FOUNTAIN PHARMACEUTICALS, INC.



                                    By:      /s/ Brendon K. Rennert
                                       -----------------------------------------
                                       Brendon K. Rennert, President and
                                       Principal Executive and Financial Officer