Form 10QSB
period 2002-06-30
FOUNTAIN PHARMACEUTICALS INC
filed 2002-08-01
CIK 851199

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

For the Quarter Period Ended
June 30, 2002                                        Commission File No. 0-18399


                         FOUNTAIN PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

        Delaware                                                 62-1386759
------------------------------                              --------------------
(State or jurisdiction of                                      (IRS Employer
incorporation or organization)                               Identification No.)

505 South Westland Avenue, Suite D, Tampa, Florida                  33606
--------------------------------------------------                ----------
(Address of Principal Executive Office)                           (Zip Code)

Registrant's telephone number, including area code:    (813) 248-0089

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

                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's Class A Common Stock, $.001 par value, as of July 15, 2002 was 5,875,796.

The number of shares outstanding of the Registrant's Class B Common Stock, $.001 par value, as of July 15, 2002 was 104,505.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements


Balance Sheet as of June 30, 2002                                         3

Statement of Operations for the three and nine month periods
ended June 30, 2002 and June 30, 2001                                     4

Statement of Changes in Stockholders' Deficit
for the period from September 30, 2001 through June 30, 2002              5

Statement of Cash Flows for the nine month periods ended
June 30, 2002 and June 30, 2001                                           6

Notes to the financial statements                                         7

                                         FOUNTAIN PHARMACEUTICALS, INC.
                                            UNAUDITED BALANCE SHEET
                                                 JUNE 30, 2002

                                                     ASSETS
Current assets:
  Cash                                                                                                     $       15,117
                                                                                                           --------------


     Total assets                                                                                                  15,117
                                                                                                           ===============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  6% Convertible Debenture                                                                                 $      100,000
  Accrued interest                                                                                                  2,000
                                                                                                           --------------

     Total liabilities                                                                                            102,000
                                                                                                           --------------

Stockholders' deficit:
   Series A preferred stock, par value $.001                                                                            -
   Common stock, par value $.001, 50,000,000 shares authorized
     5,875,796 shars issued and outstanding                                                                         5,876
   Class B common stock, par value $.001, 5,000,000 shares
     authorized, 104,505 shares issued and outstanding                                                                105
   Additional paid-in capital                                                                                  17,272,506
   Accumulated deficit                                                                                        (17,365,370)
                                                                                                           --------------
      Total stockholders' deficit                                                                                 (86,883)
                                                                                                           --------------

      Total liabilities and stockholders' deficit                                                          $       15,117
                                                                                                           ==============

                                                             3

                                 FOUNTAIN PHARMACEUTICALS, INC.
                               UNAUDITED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001


                                                Three Months Ended                Nine Months Ended
                                          -------------------------------   -------------------------------
                                            6/30/2002        6/30/2001        6/30/2002       6/30/2001
                                          --------------   --------------   --------------  ---------------
Revenue                                   $           -    $     266,629    $           -   $      648,890
Cost of sales                                         -           67,621                -          119,176
                                          -------------    -------------    -------------   --------------
Gross profit                                          -          199,008                -          529,714
                                          -------------    -------------    -------------   --------------

Operating expenses
  Research & development                              -           26,121                -          156,129
  General & administrative expenses              53,198           56,836          106,041          248,722
  Selling expenses                                    -           97,062                -          396,419
  Depreciation & amortization                         -          170,147                -          198,949
                                          -------------    -------------    -------------   --------------
Total operating expenses                         53,198          350,166          106,041        1,000,219
                                          -------------    -------------    -------------   --------------

Loss before other income (expenses)             (53,198)        (151,158)        (106,041)        (470,505)

Other income (expenses)
  Interest income                                     -              134                -            6,899
  Interest expense                                2,000          (72,809)          24,668         (233,615)
  Other                                               -           (1,306)               -            2,687
                                          -------------    -------------    -------------   --------------
Total other income (expense)                      2,000          (73,981)          24,668         (224,029)
                                          -------------    -------------    -------------   --------------

Loss before extraordinary item                  (55,198)        (225,139)        (130,709)        (694,534)

  Gain on extinguishment of debt
     (no applicable income taxes)                     -                -        1,477,401                -
                                          -------------    -------------    -------------   --------------
Net income (loss)                         $     (55,198)   $    (225,139)   $   1,346,692   $     (694,534)
                                          =============    =============    =============   ==============

Basic net income (loss) per share:
    Loss before extraordinary item        $       (0.01)   $       (0.09)   $       (0.03)  $        (0.29)
    Extraordinary gain                             0.00             0.00             0.31             0.00
                                          -------------    -------------    -------------   --------------
    Net income (loss)                     $       (0.01)   $       (0.09)   $        0.28   $        (0.29)
                                          =============    =============    =============   ==============

Diluted net income (loss) per share:
    Loss before extraordinary item        $       (0.01)   $       (0.09)   $        0.00   $        (0.29)
    Extraordinary gain                             0.00             0.00             0.31             0.00
                                          -------------    -------------    -------------   --------------
    Net income (loss)                     $       (0.01)   $       (0.09)   $        0.31   $        (0.29)
                                          =============    =============    =============   ==============

Weighted average:
  Basic number of shares outstanding          5,980,301        2,380,301        4,780,301        2,380,301
                                          =============    =============    =============   ==============
  Diluted number of shares outstanding        5,980,301        2,380,301        4,780,301        2,380,301
                                          =============    =============    =============   ==============

                                                        4

                                                 FOUNTAIN PHARMACEUTICALS, INC.
                                          UNAUDITED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  FOR THE PERIOD FROM SEPTEMBER 30, 2001 THROUGH JUNE 30, 2002


                                                                             Class B
                               Preferred Stock       Common Stock          Common Stock    Additional
                              ------------------   ------------------     --------------    Paid-in     Accumulated
                               Shares     Amount     Shares    Amount     Shares  Amount    Capital       Deficit          Total
                              ---------   ------   ---------   ------     ------  ------  -----------   ------------    -----------
Balance, September 30, 2001   2,000,000   $2,000   2,375,796   $2,376     4,505    $  5   $17,094,106   $(18,712,062)   $(1,613,575)

Issuance of stock                     -        -   3,500,000    3,500   100,000     100       176,400                       180,000

Capital contribution via
 return of shares            (2,000,000)  (2,000)          -        -         -       -         2,000              -              -

Net income for the quarter            -        -           -        -         -       -             -      1,346,692      1,346,692
                              ---------   ------   ---------   ------     -----    ----   -----------   ------------    -----------

Balances, June 30, 2002               -   $    -   5,875,796   $5,876   104,505    $105   $17,272,506   $(17,365,370)   $   (86,883)
                              =========   ======   =========   ======   =======    ====   ===========   ============    ===========

                                                                      5

                                         FOUNTAIN PHARMACEUTICALS, INC.
                                       UNAUDITED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001



                                                                                    Nine Months Ended June 30,
                                                                             -----------------------------------------
                                                                                   2002                   2001
                                                                             ------------------     ------------------
Cash flows from operating activities:
  Net income (loss)                                                          $       1,346,692      $        (694,534)
     Adjustments to reconcile net income (loss) to net cash flows from operating activities:
          Expenses funded by issuance of options and warrants                                                    7424
          Gain on extinguishment of debt                                            (1,477,401)                     -
          Loss on sale of furniture and equipment                                                                 289
          Depreciation expense                                                               -                 35,009
          Amortization expense                                                               -                163,939
          Increase (decrease) in cash due to changes in
             Accounts receivable                                                             -                -38,406
             Inventory                                                                       -                 78,328
             Prepaid expenses and other assets                                           3,659                  6,720
             Accounts payable and other accrued expenses                              (141,166)               202,317
                                                                             -----------------      -----------------

Net cash flows from operating activities                                              (268,216)              (238,914)
                                                                             -----------------      -----------------
Cash flows from investing activities:
  Patent costs incurred                                                                      -                 (6,055)
  Proceeds from sale of furniture and equipment                                              -                    250
                                                                             -----------------      -----------------

Net cash flows from investing activities                                                     -                 (5,805)
                                                                             -----------------      -----------------

Cash flows from financing activities:
  Proceeds from issuance of 6% convertible debenture                                   100,000                      -
  Proceeds from sale of common stock                                                   180,000                      -
  Officer and director loans                                                                 -                240,500
  Repayment of note payable, bank                                                            -                (31,609)
                                                                             -----------------      -----------------

Net cash flows from financing activities                                               280,000                208,891
                                                                             -----------------      -----------------

Change in cash                                                                          11,784                (35,828)
Cash, beginning of period                                                                3,333                 88,687
                                                                             -----------------      -----------------
Cash, end of period                                                          $          15,117      $          52,859
                                                                             =================      =================

             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                       $               -      $           1,789
                                                                             =================      =================

           SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

In the third quarter of 2002, a capital contribution of $2,000 was funded via a return of preferred shares to the Company.

                         FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)


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

2.       Issuance of Stock and Extraordinary Gain on Extinguishment of Debt:

         On December 31, 2001, Park Street Acquisition Corporation (Park Street), a Florida corporation, acquired 3,500,000 shares of the Company's Class A common stock and 100,000 shares of Class B common stock from the Company for $180,000. The proceeds of this sale were utilized to pay all of the Company's outstanding liabilities at December 31, 2001. Simultaneously, Park Street acquired 2,000,000 shares of Class A Preferred Stock from Fountain Holdings, LLC ("Holdings") and all Common Stock Purchase Warrants (the "Warrants") in the name of Holdings to purchase shares of the Company's Class A Common Stock. The aggregate purchase price paid to Holdings was $20,000, allocated $8,000 towards the purchase of the Preferred Stock and $12,000 towards the purchase of the warrants. As a result of these transactions, Park Street became the "control person" of Fountain Pharmaceuticals, Inc. ("Fountain"), as that term is defined in the Securities Act of 1933, as amended. In connection with these transactions, the Board of Directors of the Company nominated Brendon
         K. Rennert to the Board of Directors and all former officers and directors delivered their letters of resignation to the Company. Mr. Rennert was named CEO, President and Secretary of the Company.

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

3.       Management's plans regarding operations and subsequent events:

         As discussed in further detail in the Company's Annual Report on Form 10-KSB and its first quarter report on Form 10-QSB, the Company suspended operations in July 2001. Operations subsequent to that, consisting only of expenses necessary to maintain the public shell, have primarily been funded through related party borrowings (subsequently forgiven) through December 31, 2001, the issuance of common stock discussed in Note 2, and $100,000 generated through the issuance of debentures. On February 20, 2002 the Company issued a 6% Subordinated Convertible Debenture due May 31, 2002 in the principal amount of $100,000 through the issuance of debentures. This Debenture is convertible into the Company's common stock at $1.00 per share. To date, despite the fact the Debenture is past due, the Company has not repaid the Debenture holder, nor has the Debenture holder made a demand for payment.

         Since the Company no longer has assets except the Company's public shell, it no longer has the ability to generate revenue; therefore, the Company is not in the position to continue as a going concern.

         The Company has reached an agreement to acquire all of the issued and outstanding shares of SiriCOMM, Inc. As of the date hereof the Company has 5,980,301 shares of common stock outstanding, including 104,505 shares of Class B common stock. In accordance with the terms of the agreement with SiriCOMM, Inc., the Company is obligated to issue the equivalent of 577,391,565 pre 60 for 1 split shares or 9,623,193 post 60 for 1 split shares to the SiriCOMM shareholders. In addition, the Company has agreed to issue the equivalent of 15.5% of the combined entity on a fully diluted basis or 108,110,580 pre 60 for 1 split or 1,801,843 post 60 for 1 split shares to retire $1,000,000 of convertible debentures issued by SiriCOMM. Accordingly, after the effective date of the amendment and the closing with SiriCOMM, the new combined entity will have approximately 11,624,797 shares of common stock issued and outstanding (including the conversion of the $100,000 debenture into 100,000 shares of the Company's post-split common stock). The shareholders and debenture holders of SiriCOMM based on a 60 for 1 reverse split will own 99% of the Company upon the consummation of the transaction. There can be no assurance that any such transactions will be successfully completed by the Company.

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

         As a result of significant losses during fiscal year ended September 30, 1998, the Company substantially utilized its working capital resources. In order to provide working capital, the Company entered into a secured credit arrangement ("Secured Credit Agreement") with a related party as of December 31, 1998. The credit agreement provided for a two-year line of credit of up to $1,500,000 subject to the Company satisfying certain agreed upon quarterly operating budget guidelines.

         During fiscal year ended September 30, 1999, the Company fully utilized the $1,500,000 line of credit. During fiscal years ended September 30, 2000 and 2001, the Company received additional unsecured advances, the terms of which were never memorialized in writing.

         The Company continued to incur losses and had a working capital deficit at June 21, 2001. Through June 21, 2001 these losses had been principally funded through sales of preferred stock ($2,500,000) to an entity controlled by the Company's then current Chairman of the Board and advances of $2,716,500 from a related party which included a secured line of credit of $1,500,000 ("Secured Credit Agreement"). On June 21, 2001, the Company was notified that the Company that it was in default under the Secured Credit Agreement dated December 31, 1998. The lender requested immediate payment of the $1,500,000 principal and accrued interest due under the Secured Credit Agreement and, in the event such payments were not forthcoming on or before July 2, 2001, notice was given that the lender would take action to take possession of the Company's assets and other collateral as defined in the Secured Credit Agreement.

         As the Company was not in a financial position to make the required payment, the Company's Board of Directors voted on June 28, 2001 to comply with the agreement and transfer the assets of the Company at the close of business on July 6, 2001 to the lender. As a result, the secured debt was satisfied through this transfer of assets, although the unsecured facility remained outstanding. On December 31, 2001, in connection with the sale by affiliates of the lender of all securities in the Company, the lender released and discharged the Company from all of its obligations due. As of December 31, 2001, the outstanding principal balance due to the lender was $1,256,809 plus estimated accrued interest of $225,000,

         As the Company had no significant assets subsequent to July 6, 2001, it no longer had the ability to generate revenue to pay its unsecured liabilities; therefore, the Company was not in the position to continue as a going concern. Accordingly, the Company's Board of Directors suspended operations. Through December 30, 2001, the Company's Board of Director's retained only one employee, the Interim Chief Financial Officer/Director of Finance and Administration, who assisted in the transfer of assets to the lender.

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

         Anticipated Merger

         The Company has negotiated a Securities Exchange Agreement with the shareholders of SiriCOMM, Inc., pursuant to which the Company will issue the equivalent of 577,391,565 shares of its common stock to the SiriCOMM shareholders. Additionally, pursuant to the Securities Exchange Agreement, the Company has agreed to issue the equivalent of 15.5% of the combined entity on a fully diluted basis or 108,110,580 pre-split shares of its common stock to retire $1,000,000 of convertible debentures issued by SiriCOMM, Inc.

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

         o reverse splits the outstanding shares of the Company's common stock up to one-for-sixty ("Reverse Split");

         o decreases the par value of the Company's common stock resulting from the Reverse Split form $.06 to $.001;

         o increases the number of shares of common stock the Company is authorized to issue after the reverse split to 50,000,000; and

         o increases the number of shares of preferred stock, $.001 par value, the Company is authorized to issue from 2,000,000 to 5,000,000.

         In response to written comments from the Securities and Exchange Commission ("SEC") dated May 2, 2002, the Company elected to postpone taking the corporate actions described above. The Company refiled a revised Preliminary Information Statement on Schedule 14C with the SEC on July 11, 2002. On July 26, 2002, the Company received written comments from the SEC regarding its revised Preliminary Information Statement. The Company intends to respond to the comments as soon as practicable by filing an amended Preliminary Information Statement. Once the SEC clears the comments, the Company intends on instituting these actions and completing the acquisition of SiriCOMM 20 days after a Definitive Information Statement is filed with the SEC and mailed to our shareholders.

         Based upon the 5,980,301 shares of common stock (including the shares of Class B common stock) outstanding on the Record Date (July 22, 2002), a 60 for 1 Reverse Split would decrease the outstanding shares of common stock by 98.3% or to approximately 99,672 shares. Upon the completion of the acquisition of SiriCOMM and the conversion of the $100,000 debenture into 100,000 shares, there will be approximately 11,674,797 shares of post-split common stock issued and outstanding. In addition, at closing, Mr. Rennert will resign as the Company's sole officer and director and SiriCOMM appointees will be appointed as officers and directors of the Company.

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

Results of Operations

Three Months ended June 30, 2002 compared with the Three Months ended June 30, 2001

         During the three months ended June 30, 2002, the Company had no revenues compared to revenues of $266,629 for the three months ended June 30, 2001. The Company's lack of revenues for the quarter ended June 30, 2002 was a result of the suspension of the Company's operations on July 6, 2001. The Company had a net loss of $53,198 for the quarter ended June 30, 2002 compared to a net loss of $225,139 for the quarter ended June 30, 2001. This decrease in losses is directly attributable to the Company's decision to suspend operations on July 6, 2001.

         During the quarter ended June 30, 2002, the Company incurred operating expenses of $53,198, representing a decrease of $296,968 or approximately 84.8% over operating expenses of $350,166 for the prior quarter ending June 30, 2001. This decrease in operating expenses was primarily due to reduction in personnel, legal fees, clinical research studies, and sales and marketing expenses, coupled with the suspension of operations in July 2001.

         During the quarter ended June 30, 2002, the Company incurred $1,000 in interest expense compared to an interest expense of $72,809 for the prior quarter ending June 30, 2001. This decrease in interest expense is associated with the forgiveness of the secured and unsecured lines of credit. (See "Liquidity and Capital Resources.")

Nine Months ended June 30, 2002 compared with the Nine Months ended
June 30, 2001

         During the nine months ended June 30, 2002 the Company had no revenues compared to revenues of $648,890 for the nine months ended June 30, 2001. The Company's lack of revenues for the nine months ended June 30, 2002 was a result of the suspension of the Company's operations in July 2001. The Company had a net income of $1,348,692 for the nine months ended June 30, 2002 compared to a net loss of $694,534 for the nine months ended June 30, 2001. This increase of $2,043,226 is primarily a result of the forgiveness of debt by a related party ($1,477,401) partially offset by losses resulting from the Company's decision to suspend operations as of July 6, 2001.

         During the nine months ended June 30, 2002 the Company incurred operating expenses of $106,041, representing a decrease of $894,178 or 89.4% over operating expenses of $1,000,219 for the nine months ending June 30, 2001. This decrease in operating expenses was primarily due to reduction in personnel, legal fees, clinical research studies, and sales and marketing expenses coupled with the suspension of operations in July 2001.

         During the nine months ended June 30, 2002, the Company incurred interest expense of $24,667, a 90% decrease over interest expense of $223,615 for the prior nine months ending June 30, 2001. This decrease in interest expense is associated with the forgiveness of the secured and unsecured lines of credit. (See "Liquidity and Capital Resources")

Liquidity and Capital Resources

         During the nine months ending June 30, 2002, the Company has financed its operation primarily through the sale of convertible debentures. On February 20, 2002, the Company issued a 6% Subordinated Convertible Debenture due May 31, 2002 in the principal amount of $100,000. This Debenture is convertible into the Company's common stock at $1.00 per share. To date, despite the fact the Debenture is past due, the Company has not repaid the Debenture holder, nor has the Debenture holder made a demand for payment.

         As of July 19, 2002, the Company remains a "shell" company. The Company plans to complete the acquisition of SiriCOMM during August 2002 at which time the debenture is expected to be converted to equity. SiriCOMM is a Development stage broadband wireless applications service provider servicing the marine and highway transportation industries. Upon completion of the merger, management of SiriCOMM believes it will be able to raise $6 - $10 million, which will be utilized to finalize its development stage activities and commence marketing activities.

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

                  (d)      Not Applicable

Item 3.: Defaults upon Senior Securities

                  None

Item 4.: Submission of Matters to a Vote of Security Holders

         On or about August 2, 2002, the Company intended to mail an Information Statement to its shareholders of record on July 26, 2002 in connection with the Company's proposed acquisition of SiriCOMM. The Company's sole officer, director and majority shareholder has, by written consent, authorized and approved:

         o        changing the name of the Company to "SiriCOMM, Inc.";

         o combining the outstanding shares of common stock into a single class of common stock;

         o reverse splitting the outstanding shares of the Company's common stock up to one-for-sixty ("Reverse Split");

         o decreasing the par value of the Company's common stock resulting from the Reverse Split to $.001;

         o increasing the number of shares of common stock the Company is authorized to issue after the reverse split to 50,000,000;

         o increasing the number of shares of preferred stock, $.001 par value, the Company is authorized to issue from 2,000,000 to 5,000,000; and

         o        the adoption of the Company's 2002 Equity Incentive Plan.

         In response to written comments from the Securities and Exchange Commission ("SEC") dated May 2, 2002, the Company elected to postpone taking the corporate actions described above. The Company refiled a revised Preliminary Information Statement on Schedule 14C with the SEC on July 11, 2002. On July 26, 2002, the Company received written comments from the SEC regarding its revised Preliminary Information Statement. The Company intends to respond to the comments as soon as practicable by filing an amended Preliminary Information Statement. Once the SEC clears the comments, the Company intends on instituting these actions and completing the acquisition of SiriCOMM 20 days after a Definitive Information Statement is filed with the SEC and mailed to our shareholders.

Item 5.: Other Information

         As discussed above, the Company has reached an agreement to acquire all of the issued and outstanding shares of SiriCOMM. As of the date hereof there are 5,980,301 shares of common stock outstanding, including 104,505 shares of Class B common stock. In accordance with the terms of the agreement with SiriCOMM, the Company is obligated to issue the equivalent of 577,391,565 pre 60 for 1 split shares or 9,623,193 post 60 for 1 split shares to the SiriCOMM shareholders. In addition, the Company has agreed to issue the equivalent of 15.5% of the combined entity on a fully diluted basis or 108,110,580 pre 60 for 1 split or 1,801,843 post 60 for 1 split shares to retire $1,000,000 of convertible debentures issued by SiriCOMM. Accordingly, after the effective date of the amendment and the closing with SiriCOMM, the new combined entity will have approximately 11,624,797 shares of common stock issued and outstanding (including the conversion of the $100,000 debenture into 100,000 shares of the Company's common stock). The shareholders and debenture-holders of SiriCOMM will own 99% of the Company upon the consummation of the transaction.

Item 6:  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Chief Executive Officer

                  99.2 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Chief Financial Officer

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 1, 2002            FOUNTAIN PHARMACEUTICALS, INC.



                                   By:      /s/ Brendon K. Rennert
                                      ------------------------------------------
                                       Brendon K. Rennert, President and
                                       Principal Executive and Financial Officer