Form 10KSB
period 2002-09-30
SIRICOMM INC
filed 2003-01-14
CIK 851199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2002

                           Commission File No. 0-18399

                                 SIRICOMM, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       62-1386759
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             2900 Davis Boulevard, Suite 130, Joplin, Missouri 64804
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (417) 626-9961

                         Fountain Pharmaceuticals, Inc.
            505 South Westland Avenue, Suite D, Tampa, Florida 33606
            ---------------------------------------------------------
             (Former name and address if changed since last Report)

         Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, par value $.001
                          ------------------------------
                                (Title of Class)

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

                               (1) Yes [X] No [ ]
                               (2) Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Registrant's revenues for the year ended September 30, 2002: $ -0-

         The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of January 9, 2003 was approximately $5,124,118 based upon the closing sales price of the Company's Common Stock of $1.20 on January 9, 2003 (see Footnote (1) below).


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

                                 Yes [ ] No [ ]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

         The number of shares outstanding of the Registrant's class of Common Stock, par value $.001 per share, as of January 9, 2003, was 12,449,517.



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

                                     PART I

ITEM 1   BUSINESS

Background

         SiriCOMM, Inc. ("SiriCOMM" or the "Company"), was incorporated in the State of Delaware on March 23, 1989 as Fountain Pharmaceuticals, Inc., to develop and commercialize certain proprietary compound encapsulation technologies for use in health care, agricultural, veterinary and consumer market items using technologies developed privately and assigned to the Company. These technologies involved development of man-made spheres composed of soybean lipids that were engineered to entrap pharmaceuticals or other biologically active molecules within the membranes of the soybean lipids, hence a compound delivery encapsulation system known as "Solvent Dilution Micro Carriers" ("SDMC's"). The SDMC's were principally intended for use in connection with dermal applications, solubilization of compounds, parenteral and oral formulations and non-pressurized aerosol preparations. The Company developed a number of proprietary products utilizing its SDMC technologies. These included non-regulated consumer goods and dermatologic products consisting of sunscreens, lotions and moisturizers. Following several years of continued developmental efforts, the Company was able to secure patents on several aspects of its technologies in the United States and Europe and initiate certain marketing programs.

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

          On December 31, 2001 Park Street Acquisition Corporation ("Park Street"), a Florida corporation, acquired 2,000,000 shares of Class A Convertible Preferred Stock ("Preferred Stock") of the Company from Fountain Holdings LLC ("Holdings") and all Common Stock Purchase Warrants (the "Warrants") in the name of Holdings to purchase shares of the Company's Class A Common Stock. The Preferred Stock converts into 1,264,151 shares of Class A Common Stock. The aggregate purchase price paid to Holdings was Twenty Thousand ($20,000) Dollars ("Purchase Price"), allocated $8,000 towards the purchase of the Preferred Stock and $12,000 towards the purchase of the Warrants. Simultaneously with the closing, Park Street and the Company agreed to retire the Warrants. Park Street also returned the Preferred Stock to the Company.

         Mr. Schuchert, the principal shareholder of Holdings, in consideration of the Purchase Price, released and discharged the Company from its obligations due to them and Fountain Holdings LLC pursuant to a Credit Agreement dated as of December 31, 1998, and from any other debts or obligations owing Schuchert by the Company. As of December 29, 2001 the Company owed Schuchert approximately $1,454,733 of principal and interest.

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

         In connection with these transactions, the Board of Directors of the Company nominated Brendon K. Rennert to the Board of Directors and all former officers and directors delivered their letters of resignation to the Company. Mr. Rennert then appointed himself CEO, President and Secretary of the Company. As a result of the transfer of the Company's assets to Schuchert, the Company became a "blank check" or "shell" company.

Business Operations

         On November 21, 2002, the Company completed the acquisition of SiriCOMM, Inc., a company organized under the laws of the State of Missouri in April 2000. In connection with the acquisition, the Company changed its name to SiriCOMM, Inc. As a result of the acquisition, the Company's business operations are those of SiriCOMM.

         SiriCOMM is engaged in the development of broadband wireless applications service provider technologies serving the marine and highway transportation industries. SiriCOMM's current development activities include integrating multiple technologies including satellite communications, the Internet (and intranets), wireless networking, and productivity enhancing software into commercially viable products and services for its target industries.

         SiriCOMM's patent pending network architecture enables subscribers to transmit data at speeds of 48,000 kilobits per second ("kbps") which is 20 to 100 times faster than other wireless solutions such as CDPD (19.2 kbps), GSM (9.6 kbps), CDMA2000-1XRTT (144 kbps) or Qualcomm's point to point USAT (2 kbps). Moreover, SiriCOMM's unique software solutions leverage this ultra high-speed data network to deliver significant cost reduction and productivity improvement opportunities to users. From its central hub server co-located at the satellite teleport SiriCOMM will receive and transmit data on a "point to broadcast" high-speed network between multiple wireless local area networks installed in strategic locations. For a flat, low monthly fee subscribers will have access to a suite of productivity software, the Internet, e-mail, proprietary company intranet information, etc. The network will support multiple user devices to include 802.11b-compatible Palm OS(TM) wireless hand held devices for the most mobile subscribers. SiriCOMM's technologies are expected to become commercially available before the end of the year 2003.

Development of SiriCOMM's Business and Products

         Since SiriCOMM's inception in April of 2000, its founders have focused their efforts principally in three key areas - product development, pre-market demonstrations to potential customers, and the formation of critical industry alliances. The results of this disciplined approach are significant. First, a working prototype of the broadband wireless network and applications software was developed and refined into a highly marketable product. Patent applications are on file for the entire end-to-end system. Second, demonstrations of the prototype to qualified potential customers reaffirmed the feasibility of the network and the solid need for its unique services. SiriCOMM has made technical presentations to more than 30 communication, automobile, trucking and mobile technology companies during the last 24 months and has received favorable feedback at such demonstrations. Such demonstrations have produced a letter of intent from Christenson Transportation to utilize SiriCOMM's services and a letter of agreement from SmartStop to evaluate SiriCOMM's technology.

         The first generation of SiriCOMM products can significantly improve the availability, timeliness, and accuracy of communications and decision support tools for most of the nation's law enforcement agencies, yachts, and trucks that operate in North America. Ultimately, with minor modifications, the SiriCOMM products will be applicable in any industry requiring mobile communications from remote locations, such as recreational vehicles and construction sites.

         SiriCOMM intends to charge a monthly subscription fee of $49.95 per user per month for its services.

         The five principal components of the SiriCOMM service include:

         1. An I.E.E.E. 802.11 standard compatible wireless device (PC or Palm OS(TM)) for the users. The 802.11 is a wireless standard governed by the Institute of Electrical and Electronics Engineers that operates in the 2.4 Ghz unregulated frequency spectrum;

         2. Wireless transmission and receiving equipment installed in strategic locations such as marinas, truck stops, weigh stations, and major shipper facilities;

         3.       Access to the AMC-6 geo-synchronous satellite;

         4.       Proprietary software processes and applications; and

         5. Broadband wireless channels that enable transmission of extremely large amounts of data at speeds 20 to 100 times faster than current wireless solutions.

         Users will be able to connect to the SiriCOMM network whenever they are within range (up to approximately one-half mile) of one of several planned access locations. SiriCOMM has test locations in Joplin, Missouri, Rock Hill, South Carolina, Columbia, Missouri and plans to activate one additional location near El Paso, Texas within the next 30 days. While in range, the subscriber will have wireless, universal access to the Internet and to the marina, agency, or fleet intranet, if one exists. For a low, fixed monthly subscription fee subscribers will be able to communicate unlimited amounts of data and messages to their homes, offices, or client support centers using SiriCOMM's high-speed wireless network.

         At present SiriCOMM leases transponder access to the AMC-6 satellite on a month to month basis pursuant to an informal agreement with Cislunar, the satellite operator. The agreement with Cislunar is an oral agreement for month-to-month supply and purchase of transponder usage. Cislunar has accommodated SiriCOMM by reselling a very small amount of capacity to SiriCOMM on an as-needed basis and Cislunar is willing to continue to do so until SiriCOMM is in a position to build out its network. At that time, usage will likely increase substantially and both Cislunar and SiriCOMM recognize that a written agreement will need to be in place. SiriCOMM plans to enter into a formal agreement for monthly transponder usage when the system is offered commercially. At each ground location, the satellite receiver is linked to the
2.4 Ghz wireless network utilizing a local server and SiriCOMM's technology for rapidly cache and serve network requests. There are no limitations or special licenses required to operate local two-way data communications at 2.4Ghz wireless frequencies.

         SiriCOMM does not have a commercial network presently running implementing its wireless data transmission technology. It plans to build a network with the capacity to service up to 250,000 simultaneous users within 6 months of raising the needed capital. The construction of the initial network is estimated to cost $4-6 million and is expected to be financed by the private sale of the Company's securities following the SiriCOMM Acquisition. There are no firm commitments on anyone's part to invest in the Company and if the Company is unable to finance the acquisition through the private sale of its securities or other financing, the SiriCOMM technology may never be commercially sold. In addition, any sale of the Company's securities to finance the SiriCOMM technology will dilute the interest of existing shareholders in the Company.

Anticipated Accounting Treatment

         We expect to account for the SiriCOMM Acquisition as a recapitalization of the equity of SiriCOMM, which in principle is equivalent to the issuance of stock by SiriCOMM for the net monetary assets of the Company. We will apply this accounting treatment because the Company is a non-operating public shell and because SiriCOMM stockholders will own the majority of the outstanding common stock of the combined company following the transaction.

Research and Development

         The Company plans to finance research and development for SiriCOMM through the possible private sale of securities following the acquisition, although there are no present commitments or agreements concerning such financing presently. SiriCOMM plans to spend approximately $30,000 on additional research and development to improve and refine the previously developed suite of wireless applications.

Distribution

         SiriCOMM plans to rely on agents and value added resellers for its sales and distribution. At present, SiriCOMM has informal agreements with original equipment manufacturers, truck stop operators and other sales agents.

Competition

         SiriCOMM and countless other companies have developed many data transmission, location and network access products designed to meet the growing demand for communications services by businesses and government organizations that rely heavily on information technology. SiriCOMM's products will compete on the basis of product features, price, quality, reliability, brand name recognition, product breadth, developed sales channels, product documentation, product warranties and technical support and service. SiriCOMM believes that it will be generally competitive in each of these areas and that the data transmission speed provides competitive advantages. SiriCOMM's existing and potential competitors have significantly more financial, engineering, product development, manufacturing and marketing resources than it has. At present, there are no direct competitors to SiriCOMM's proposed products and services. Various businesses currently offer certain segments of SiriCOMM's comprehensive solution, but at much lower bandwidth, higher cost and/or with no software applications. There can be no assurance that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect SiriCOMM's ability to compete successfully in the future.

Government Regulation and Industry Standards

         SiriCOMM's planned products and services is presently not regulated by the FCC or local governments. The regulatory process in the United States can be time-consuming and can require the expenditure of substantial resources. There can be no assurance that the FCC or state regulatory agencies will not seek to regulate the use of frequencies utilized by SiriCOMM's planned services of if such services are regulated, grant the requisite approvals for any of SiriCOMM's products on a timely basis, or at all. The failure of SiriCOMM's products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact SiriCOMM's ability to sell its products. United States and state regulations regarding the manufacture and sale of modems and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have on SiriCOMM's business.

Employees

         The Company presently has 5 employees of which 4 are executive officers. Our employees are not unionized, and the Company believes its relationship with its employees is good.

ITEM 2   PROPERTIES

         We operate our business in a leased facility. We occupy approximately 2,000 square feet in a building in Joplin, Missouri. Our rent for this space is $1,200 per month. The Company leases the space on a month-to-month basis.

ITEM 3   LEGAL PROCEEDINGS

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to a written consent of a majority of the Company's shareholders, the Company approved an amendment and restatement of the Company's Certificate of Incorporation which (a) changed the name of the Company to SiriCOMM, Inc.; (b) combined the outstanding shares of the Company's Common Stock into a single class of Common Stock; (c) reverse split the outstanding shares of the Company's Common Stock one-for-sixty; (d) decreased the par value of the Company's Common Stock resulting from the reverse split to $.001; (e) increased the number of shares of Common Stock the Company is authorized to issue to 50,000,000; and (f) increased the number of shares of Preferred Stock, $.001 par value, the Company is authorized to issue from 2,000,000 to 5,000,000. As part of the aforementioned written consent, a majority of the company's shareholders approved the adoption of the Company's 2002 Equity Incentive Plan.

                                     PART II

ITEM 5   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A. Market Information

         The Company's Common Stock presently trades on the OTC Bulletin Board under the symbol "SIRC". From May 31, 1994 until November 21, 2002 our Common Stock traded on the OTC Bulletin Board under the symbol "FPHI."

         The following table sets forth certain information with respect to the high and low market prices of the Company's Common Stock for the fiscal years ended September 30, 2000, 2001, and 2002. The high and low market prices fort he fourth quarter of 2002 reflects a 60-for-1 reverse stock split effective November 21, 2002. No trading market exists for shares of the Company's Class B Common Stock.

         Fiscal 2000                           HIGH                    LOW
         -----------                           ----                    ---

         First Quarter                         $1.00                  $.25
         Second Quarter                        $ .6875                $.25
         Third Quarter                         $ .375                 $.25
         Fourth Quarter                        $ .3125                $.125

         Fiscal 2001                           HIGH                    LOW
         -----------                           ----                    ---

         First Quarter                         $.17                   $.093
         Second Quarter                        $.07                   $.05
         Third Quarter                         $.07                   $.025
         Fourth Quarter                        $.045                  $.02

         Fiscal 2002                           HIGH                    LOW
         -----------                           ----                    ---

         First Quarter                         $ .05                  $ .01
         Second Quarter                        $ .08                  $ .02
         Third Quarter                         $ .06                  $ .025
         Fourth Quarter                        $4.25                  $1.20

         The closing price of the Company's Common Stock on December 31, 2002 was $1.20.

         The high and low prices are based on the average bid and ask prices for the Company's Common Stock, as reported by the OTC Bulletin Board. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         B. Reverse Stock Split

         In order to facilitate the acquisition of SiriCOMM, the Company effectuated a one for sixty reverse stock split, specifically, a conversion of every sixty issued and outstanding shares into one share of Common Stock as of November 21, 2002 (the "Reverse Stock Split"). Additionally, the Company combined its Class A and Class B Common Stock into a single class of Common Stock. As a result of the combination and Reverse Stock Split, each shares of Class B Common Stock became one-sixtieth of a share of Common Stock. As of January 9, 2003, the Company had 12,449,517 shares of Common Stock outstanding.

         C. Holders

         Records of the Company's stock transfer agent indicate that as of January 9, 2003, the Company had 29 record holders of its Common Stock. Since a significant number of the shares of the Company are held by financial institutions in "street name," it is likely that the Company has significantly more stockholders than indicated above. The Company estimates that it has approximately 1,500 record holders, including such shares held in "street name."

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

Results of Operations

         No revenues were generated in fiscal 2002 as the Company ceased all revenue producing activities in July 2001.

         General and administrative expenses decreased from $290,826 in 2001 to $161,908 in 2002 as a direct result of the aforementioned cessation of business. Selling and research and development expenses were eliminated and all assets were disposed in 2001.

         General and administrative expenses in 2002 were limited to legal, consulting, accounting and corporate governance.

         Interest expense decreased from $269,061 to $126,317 in 2002. The decrease is attributable to the June 2001 extinguishment of secured debt and December 2001 extinguishment of unsecured debt. This decline is partially offset by interest expense attributable to the convertible debenture in 2002 of $103,649, $100,000 of which is beneficial conversion feature interest as a result of the decision not to revise the per share conversion rate after the reverse split.

         Extraordinary gain from extinguishment of debt in 2002 relates to the forgiveness of unsecured debt in connection with the Park Street Acquisition. Extraordinary gain in 2001 is attributable to the transfer of assets in lieu of foreclosure related to the secured debt default.

Liquidity and Management's Plan of Operations

          In order to provide working capital, the Company entered into a secured credit arrangement with Mr. Schuchert in 1998. The Credit Agreement (the "Credit Agreement") provided for a secured line of credit of up to $1,500,000, the principal and unpaid interest of which along with additional unsecured borrowings was in default on June 21, 2001. The line of credit was secured by all assets of the Company.

         On June 21, 2001, Mr. Schuchert notified the Company that it was in default under the 1998 Credit Agreement. Mr. Schuchert requested immediate payment of the $1,500,000 principal and accrued interest due under the Credit Agreement and, in the event such payments were not forthcoming on or before July 2, 2001, notice was given that Mr. Schuchert would take action to take possession of the Company's assets and other collateral as defined in the Credit Agreement.

         The Company's Board of Directors voted on June 28, 2001 to comply with the agreement and transfer the assets of the Company at the close of business on July 6, 2001 to Mr. Schuchert, since the Company was not in a financial position to make the required payment. As a result, the secured debt was satisfied through this transfer of assets, although the unsecured facility remained outstanding at that date.

         The Company's Board of Directors then suspended operations in July
2001.

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

         As of December 29, 2001, the outstanding principal balance of the unsecured loan was $1,477,401 including accrued interest. In connection with the acquisitions by Park Street, Mr. Schuchert released and discharged the Company from its obligations due him and Fountain Holdings pursuant to the Credit Agreement dated as of December 31, 1998, and from any other debt or obligation owing Schuchert or Fountain Holdings by the Company.

         Under the terms of the warrant granted in connection with the aforementioned secured Credit Agreement, Mr. Schuchert was entitled to purchase
1.6 shares of Common Stock for each dollar advanced under the facility and 1.6 shares of Common Stock for each dollar of accrued interest that is unpaid when due under the facility at an exercise price of $.65 per share with an expiration date of December 31, 2003. As of December 29, 2001, Mr. Schuchert was entitled to purchase an aggregate of 2,993,595 shares of Common Stock upon the exercise of such warrant. Mr. Schuchert sold these warrants to Park Street Acquisition Corporation for $12,000. Simultaneously therewith, the Company and Park Street agreed to retire these warrants.

         At September 30, 2002, the Company was a "shell" company.

         On November 21, 2002, the Company completed the acquisition of all of the issued and outstanding shares of SiriCOMM, Inc., a Missouri Corporation. An aggregate 9,623,195 post-reverse split shares were issued to SiriCOMM's 18 shareholders. Furthermore, the Company agreed to issue the equivalent of 15.5% of the post-merger entity to retire $1,000,000 of convertible notes issued by SiriCOMM. As a result and following completion of the acquisition, the sole director of Fountain resigned and four of SiriCOMM's principal shareholders were elected in his place. In connection with this transaction the Company changed its name to "SiriCOMM, Inc."

         Since SiriCOMM is considered the acquirer for accounting and financial reporting purposes, the transaction will be accounted for in accordance with reverse acquisition accounting principles as though it were a recapitalization of SiriCOMM and a sale of shares by SiriCOMM in exchange for the net assets of Fountain. Future financial statements will include the historical results of operations and cash flows of SiriCOMM.

         SiriCOMM is a development-stage entity engaged in the development of broadband wireless applications service provider technologies for the marine and highway transportation industries. The Company's current development activities include integrating multiple technologies including satellite communications, the Internet and intranets, wireless networking and productivity enhancing software into commercially viable products and services for its target industries.

         Since its inception, SiriCOMM has financed its activities primarily from short-term loans. To date, SiriCOMM has not introduced its products and services commercially, has limited assets, significant liabilities and limited business operations. Managements' plan of operation for fiscal 2003 is to raise additional capital ($6-$10 million) and build a network to service up to 250,000 simultaneous users. The construction of the initial network is estimated to cost $4-$6 million and is expected to be financed by a private sale of securities. There are no firm commitments on anyone's part to invest in the Company and if the Company is unable to obtain such financing, the SiriCOMM technology may never be commercially sold.

         There can be no assurances that the Company will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern.

         The Company further anticipates that the $100,000 convertible debenture outstanding and in default will be satisfied through a conversion to common stock.

         Subsequent to September 30, 2002, SiriCOMM raised $125,000 in connection with two loan agreements. The loans provide for a one year maturity and interest at 4 percent. In connection with the loans, the company agreed to issue an aggregate 49,208 post-merger shares of stock.

         On January 3, 2003, the Board of Directors authorized the issuance of 1,922,000 shares of stock pursuant to the conversion of the aforementioned $1,000,000 in convertible notes of SiriCOMM Missouri.

ITEM 7   FINANCIAL STATEMENTS

         Financial statements are included under Item 13(A) and may be found at pages F-1 through F-16.

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

Name                       Age       Position(s) Held
----                       ---       ----------------
Brendon K. Rennert         34       Former President, Secretary, Treasurer and
                                     Chairman
Henry P. (Hank) Hoffman    51       President, CEO and Chairman
David N. Mendez            41       Executive Vice President - Sales and
                                      Marketing and a Director
Kory S. Dillman            31       Executive Vice President - Internet Business
                                      Development and a Director
Tom Noland                 46        Executive Vice President - Administration,
                                       General Counsel, Secretary and a Director

         B. Business Experience

Brendon K. Rennert

         Mr. Rennert was appointed CEO, President and Secretary of the Company on December 31, 2001. Mr. Rennert became the sole director of the Company on January 28, 2002. Mr. Rennert resigned his positions with the Company on November 21, 2002 as part of the acquisition of SiriCOMM. From December 2001 until present Mr. Rennert also serves as President, sole director and sole shareholder of Park Street Acquisition Corporation, a private Florida Corporation. From October 2001 until present Mr. Rennert also serves as Senior Account Executive for Qwest Communications International, Inc., an internet broadband telecommunications company with offices in Tampa, Florida. From January 1998 until December 1998 Mr. Rennert served as President, Secretary, Treasurer and director of Ybor City Shuttle Service, Inc. a public company based in Tampa, Florida. From 1998 until present Mr. Rennert also serves as President, Secretary, Treasurer and sole director of BKR Investments, Inc. a Florida corporation which provides independent financial consulting for public and private companies. Mr. Rennert previously served as Vice President of Finance and Director of Operations for Bielski Management, Inc., a New York corporation, operating a multi-million dollar taxicab company operating in New York City, primarily in Manhattan, from January 1995 until November 1997. Bielski Management owns and operates a fleet of over one hundred taxis. From May 1991 to January 1995, Mr. Rennert served as Marketing Director for Lintronics Technologies, Inc. of Tampa, Florida, a research and development company specializing in medical devices. Mr. Rennert is a graduate of the State University College of New York at Fredonia with a BS degree in Business Administration.

Henry P. (Hank) Hoffman

         Mr. Hoffman was appointed President and CEO of the Company on November 21, 2002. On that same date Mr. Hoffman was elected to the Board of Directors of the Company and to serve as its Chairman. Mr. Hoffman co-founded SiriCOMM in January 2000 and has been its President, CEO and Chairman since SiriCOMM's inception. Mr. Hoffman has over twenty years experience in the transportation industry. From September 1, 1996 to January 21, 2000 Mr. Hoffman was President and Chief Operating Officer of Hook Up, Inc. of Joplin, MO, a small niche motor carrier. From 1990 to 1995 Mr. Hoffman was President and COO of Tri-State Motor Transit, the nation's largest transporter of munitions for the U.S. Government.

         Prior to his term at Tri-State, he served in several Operations/Management positions with both Schneider National, Inc. and Viking Freight System. As an industry leader he has been a Vice President of the American Trucking Associations, President and Chairman of the Board of the Munitions Carriers Conference, member of the Board of Directors of the National Automobile Transporters Association, and Forum Co-Chairman of the National Defense Transportation Association. Prior to his trucking industry career, Mr. Hoffman served as an officer in the United States Army Field Artillery for six years where he completed two command assignments. Mr. Hoffman earned a Bachelor of Science degree from the United States Military Academy, West Point, NY and a Master of Business Administration from the University of Wisconsin, Oshkosh, WI.

David N. Mendez

         Mr. Mendez was appointed Executive Vice President - Sales and Marketing on November 21, 2002. On that same date Mr. Mendez was also elected a director of the Company. Mr. Mendez co-founded SiriCOMM in April 2000 and has been its Executive Vice President Sales and Marketing and a director since SiriCOMM's inception. Mr. Mendez has over nine years experience in telecommunications sales and marketing. Mr. Mendez's telecommunications expertise focuses on domestic and international data communication networks including Frame Relay and ATM infrastructures and Internet and intranet networks. From October 1998 to February 2000 he was National Sales Manager for DRIVERNet where he managed such national accounts as Ford, Kenworth, Peterbilt, Paccar Corporation, and Cue Paging. From 1995 to 1998 Mr. Mendez worked as a Major Account Manager for Sprint. Mr. Mendez graduated with a Bachelor of Science degree from Southwest Missouri State University, Springfield, MO.

Kory S. Dillman

         Mr. Dillman was appointed Executive Vice President - Internet Business Development on November 21, 2002. On that same date Mr. Dillman was also elected a director of the Company. Mr. Dillman co-founded SiriCOMM in April 2000 and has been its Executive Vice President - Internet Business Development and a director since SiriCOMM's inception. From 1996 to 1999 Mr. Dillman was Creative Director for DRIVERNet. In that position he produced intranet and Internet applications for DRIVERNet and its customers. He developed specific web-based products for Volvo Trucks North America, Kenworth, Peterbilt, Ambest, Caterpillar Engines, and TravelCenters of America. Prior to joining DRIVERNet Mr. Dillman was Art Director for Wendfall Productions. In this position he managed development for Sony Music and Ardent Records. Mr. Dillman earned a Bachelor of Fine Arts degree from the University of Tulsa, Tulsa, OK.

Tom Noland

         Mr. Noland was appointed Executive Vice President - Administration and General Counsel on November 21, 2002. On that same date Mr. Noland was also elected a director of the Company. Mr. Noland joined SiriCOMM in November 2001 as its Executive Vice President - Administration, General Counsel and a Director. Mr. Noland was in private practice with the law firm of Spencer, Scott & Dwyer in Joplin for eleven years, focusing on the representation of business and banking clients in the areas of real estate transactions, creditors' rights and workers' compensation defense. Prior to joining SiriCOMM, he served as General Counsel to Hook Up, Inc. from 1997 through 2000. Mr. Noland received a Bachelor of Arts degree in history from Missouri Southern State College and a Juris Doctorate from the University of Tulsa.

Board of Directors; Audit Committee

         The Board of Directors held one meeting during fiscal 2002. The Company's Audit Committee was disbanded during fiscal 2001. The Company's Board of Directors intends to create a new Audit Committee in the near future. The Board of Directors has no other committees.

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

Involvement in Certain Legal Proceedings

         None.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 2002, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 10  EXECUTIVE COMPENSATION

Executive Officers and Directors

         During the fiscal year ended September 30, 2002, we did not pay cash salaries to any officers or directors.

Summary  Compensation  Table

         The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30 2000, 2001 and 2002. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                            SUMMARY COMPENSATION TABLE
===============================================================================================================
                                                                                                  Long Term
                                                            Annual Compensation                  Compensation
                                           ------------------------------------------------ --------------------
                                                Fiscal Year
                                                   Ended
Name and Principal Position                    September 30      Salary ($)     Bonus ($)       Options/SARS (#)
------------------------------------------ ------------------- ------------- -------------- --------------------
Brendon K. Rennert(1)                             2002           $ -0-            -0-                -0-
Former Chief Executive Officer                    2001           $ -0-            -0-                -0-
                                                  2000           $ -0-            -0-                -0-

Christopher J. Whitaker(2)                        2002           $ -0-            -0-                -0-
Former Interim Chief Executive Officer and        2001           $100,000         -0-                -0-
Vice President of Operations                      2000           $124,442         -0-                -0-
========================================== =================== ============= ==============   ==================

(1) On December 31, 2001, the Board of Directors of the Company nominated Brendon K. Rennert to the Board of Directors and all former officers and directors delivered their letters of resignation to the Company. Mr. Rennert then appointed himself CEO, President and Secretary of the Company. Mr. Rennert resigned his Board of Director and officer positions effective November 21, 2002.

(2) Mr. Whitaker was hired on March 30, 1998 as Director of Marketing. On August 3, 1998, Mr. Whitaker was appointed Vice President of Operations. Effective February 1, 2001 assumed the position as Interim Chief Executive Officer and Vice President of Operations. Effective July 6, 2001, Mr. Whitaker was terminated.

         No Options were granted during fiscal years 2002 and 2001.

                             Employment Arrangements

         At September 30, 2002, we had no formal written employment agreements with any executive officers. As a result of the acquisition of SiriCOMM, the Company's wholly owned subsidiary SiriCOMM, Inc. (Missouri) is obligated under four executive employee agreements with its four officers/directors. As part of these agreements, the Company is obligated to pay those officers/directors an aggregate compensation of $525,000 annually through February 2005.


                                 Stock Options

2002 Incentive Stock Option Plan

         The Company's sole director adopted a 2002 Equity Incentive Plan (the "Plan"). The written consent approved the Plan. The Plan designates a Stock Option Committee appointed by the Board of Directors and authorizes the Stock Option committee to grant or award to eligible participants of the Company and its subsidiaries and affiliates, until May 15, 2012, stock options, stock appreciation rights, restricted stock performance stock awards and Bonus Stock awards for up to 3,000,000 shares of the New Common Stock of the Company. The initial members of the Stock Option Committee have not yet been appointed. There are no awards outstanding under the Plan. A complete copy of the Plan is attached hereto as Appendix B.

         The following is a general description of certain features of the Plan:

         1. Eligibility. Officers, other key employees and consultants of the Company, its subsidiaries and its affiliates who are responsible for the management, growth and profitability of the business of the Company, its subsidiaries and its affiliates are eligible to be granted stock options, stock appreciation rights, and restricted or deferred stock awards under the Plan. Directors are eligible to receive Stock Options.

         2. Administration. The Incentive Plan is administered by the Stock Option Committee of the Company. The Stock Option Committee has full power to select, from among the persons eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to any participants and to determine the specific terms of each grant, subject to the provisions of the Incentive Plan.

         3. Stock Options. The Plan permits the granting of non-transferable stock options that are intended to qualify as incentive stock options ("ISO's") under section 422 of the Internal Revenue Code of 1986 and stock options that do not so qualify ("Non-Qualified Stock Options"). The option exercise price for each share covered by an option shall be determined by the Stock Option Committee but shall not be less than 100% of the fair market value of a share on the date of grant. The term of each option will be fixed by the Stock Option Committee, but may not exceed 10 years from the date of the grant in the case of an ISO or 10 years and two days from the date of the grant in the case of a Non-Qualified Stock Option. In the case of 10% stockholders, no ISO shall be exercisable after the expiration of five (5) years from the date the ISO is granted.

         4. Stock Appreciation Rights. Non-transferable stock appreciation rights ("SAR's") may be granted in conjunction with options, entitling the holder upon exercise to receive an amount in any combination of cash or unrestricted common stock of the Company (as determined by the Stock Option Committee), not greater in value than the increase since the date of grant in the value of the shares covered by such right. Each SAR will terminate upon the termination of the related option.

         5. Restricted Stock. Restricted shares of the common stock may be awarded by the Stock Option Committee subject to such conditions and restrictions as they may determine. The Stock Option Committee shall also determine whether a recipient of restricted shares will pay a purchase price per share or will receive such restricted shares without, any payment in cash or property. No Restricted Stock Award may provide for restrictions beyond ten (10) years from the date of grant.

         6. Performance Stock. Performance shares of Common Stock may be awarded without any payment for such shares by the Stock Option Committee if specified performance goals established by the Committee are satisfied. The designation of an employee eligible for a specific Performance Stock Award shall be made by the Committee in writing prior to the beginning of the period for which the performance is based. The Committee shall establish the maximum number of shares to stock to be issued to a designated Employee if the performance goal or goals are met. The committee reserves the right to make downward adjustments in the maximum amount of an Award if, in its discretion unforeseen events make such adjustment appropriate. The Committee must certify in writing that a performance goal has been attained prior to issuance of any certificate for a Performance Stock Award to any Employee.

         7. Bonus Stock. The committee may award shares of Common Stock to Eligible Persons, without any payment for such shares and without any specified performance goals. The Employees eligible for bonus Stock Awards are senior officers and consultants of the Company and such other employees designated by the Committee.

         8. Transfer Restrictions. Grants under the Plan are not transferable except, in the event of death, by will or by the laws of descent and distribution.

         9. Termination of Benefits. In certain circumstances such as death, disability, and termination without cause, beneficiaries in the Plan may exercise Options, SAR's and receive the benefits of restricted stock grants following their termination or their employment or tenure as a Director as the case may be.

         10. Change of Control. The Plan provides that (a) in the event of a "Change of Control" (as defined in the Plan), unless otherwise determined by the Stock Option Committee prior to such Change of Control, or (b) to the extent expressly provided by the Stock Option Committee at or after the time of grant, in the event of a "Potential Change of Control" (as defined in the Plan), (i) all stock options and related SAR's (to the extent outstanding for at least six months) will become immediately exercisable: (ii) the restrictions and deferral limitations applicable to outstanding restricted stock awards and deferred stock awards will lapse and the shares in question will be fully vested: and (iii) the value of such options and awards, to the extent determined by the Stock Option Committee, will be cashed out on the basis of the highest price paid (or offered) during the preceding 60-day period, as determined by the Stock Option Committee. The Change of Control and Potential Change of Control provisions may serve as a disincentive or impediment to a prospective acquirer of the Company and, therefore, may adversely affect the market price of the common stock of the Company.

         11. Amendment of the Plan. The Plan may be amended from time to time by majority vote of the Board of Directors provided as such amendment may affect outstanding options without the consent of an option holder nor may the plan be amended to increase the number of shares of common stock subject to the Plan without stockholder approval.

         In December 1998, the Company adopted the Fountain Pharmaceuticals, Inc. 1998 Stock Option Plan (the 1998 Plan). Nonqualified and incentive stock options may be granted under the 1998 Plan. The term of options granted under the 1998 Plan are fixed by the plan administrator provided, however, that the maximum option term may not exceed ten (10) years from the grant date and the exercise price per share may not be less than the fair market value per share of the Common Stock on the grant date. Under the 1998 Plan, all full-time employees of the Company or its subsidiaries, including those who are officers and directors, non-employee directors and consultants are eligible to receive options pursuant to the 1998 Plan, if selected. Directors and consultants are also eligible. The 1998 Plan provided for the authority to issue options covering up to 750,000 shares of the Company's Common Stock; provided, however, that option to purchase no more than 500,000 shares shall be granted to any one participant. As a result of the 60 for 1 reverse stock split effectuated on November 21, 2002, the 1998 Plan covers only 12,500 shares of the Company's common stock.

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

         As of January 9, 2003, the Company had no options outstanding under the 1998 Plan.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of January 9, 2003, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon the total number of shares of Common Stock outstanding. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.

                                         Amount of               Percent of
Name and Address                  Beneficial Ownership(1)   Beneficial Ownership
----------------                  -----------------------   --------------------

Henry P. Hoffman                         5,762,303                  46.3%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

David N. Mendez                          1,098,331                   8.8%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

Kory S. Dillman                          1,023,535                   8.2%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

Tom Noland                                 295,250                   2.4%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

All Directors and Officers as
a Group (4 Persons)                      8,179,419                  65.7%

(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire within 60 days through the exercise of warrants or the conversion of Preferred Stock pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the Securities Exchange Act of 1934. Also reflects 12,449,517 shares of the Company's Common Stock outstanding as of January 9, 2003.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         A. Financial Statements filed as part of this Report:
                                                                  Page Reference

         Report of Independent Auditors on Financial                    F-1
         Statements of SiriCOMM, Inc.

         Balance Sheet as of September 30, 2002                         F-2

         Statements of Operations for the years ended                   F-3
         September 30, 2002 and 2001

         Statements of Stockholders' Deficit for the                    F-4
         years ended September 30, 2002 and 2001

         Statements of Cash Flows for the years ended                   F-5
         September 30, 2002 and 2001

         Notes to Financial Statements of SiriCOMM, Inc.           F-6 thru F-16
         for the years ended September 30, 2002 and 2001

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

                  3.2 Certificate of Amendment of Certificate of Incorporation, filed April 10, 1989 (Incorporated by reference to Exhibit 3.2 of the Form S-1)

                  3.3 Restated Certificate of Incorporation of the Registrant, filed November 13, 1989 (Incorporated by reference to Exhibit 3.3 of the Form S-1)

                  3.4 By-Laws of the Registrant (Incorporated by reference to Exhibit 3.4 of the Form S-1)

                  3.5 Certificate of Designation, Preference and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 3.5 of the Company's Current Report on Form 8-K filed on July 31, 1997 (July 1997 Form 8-K))

                  3.6 Amended and Restated Certificate of Incorporation of Fountain Pharmaceuticals, Inc. dated November 21, 2002, as filed in the office of the Secretary of State, State of Delaware on November 21, 2002. (Incorporated by reference to Exhibit 99.1 to the November 21, 2002 Form 8-K)

                  4.1 Copy of Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Form S-1)

                  4.2 Copy of Specimen Stock Certificate of Series A Preferred Stock (Incorporated by reference to Exhibit
                           4.3 to the July 1997 Form 8-K)

                  4.3 Warrant Agreement dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (1998 10-KSB))

                  4.4 $250,000 - 4% Convertible Promissory Note issued by SiriCOMM, Inc. to Quest Alliance Capital L.L.C. on April 5, 2002 (Incorporated by reference to Exhibit
                           4.1 to the November 21, 2002 Form 8-K)

                  4.5 $250,000 - 4% Convertible Promissory Note issued by SiriCOMM, Inc. to Quest Alliance Capital L.L.C. on November 16, 2001 (Incorporated by reference to
                           Exhibit 4.2 to the November 21, 2002 Form 8-K)

                  4.6 $250,000 - 4% Convertible Promissory Note issued by SiriCOMM, Inc. to Jeff Wasson on April 5, 2002 (Incorporated by reference to Exhibit 4.3 to the November 21, 2002 Form 8-K)

                  4.7 $250,000 - 4% Convertible Promissory Note issued by SiriCOMM, Inc. to Jeff Wasson on November 16, 2001 (Incorporated by reference to Exhibit 4.4 to the November 21, 2002 Form 8-K)

                  10.1 Fountain Pharmaceuticals, Inc. 1998 Stock Option Plan (Incorporated by reference to the Registrant's Information Statement filed with the Securities and Exchange Commission as of July 1, 1999)

                  10.2 Credit and Security Agreement dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (Incorporated by reference to Exhibit 10.6 to the Registrant's 1998 10-KSB)

                  10.3 Promissory Note dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (Incorporated by reference to Exhibit 10.7 to the Registrant's 1998 10-KSB)

                  10.4 Patent, Trademark and License Mortgage Agreement dated December 31, 1998 between the Registrant and Joseph S. Schuchert, Jr. (Incorporated by reference to Exhibit 10.8 to the Registrant's 1998 10-KSB)

                  10.5 Capital Stock Purchase Agreement between Fountain Holdings LLC, Joseph S. Schuchert, Jr. and Park Street Acquisition Corporation dated December 31, 2001. (Incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K Report dated December 31,
                           2001)

                  10.6 Capital Stock Purchase Agreement between Fountain Pharmaceuticals, Inc. and Park Street Acquisition Corp. dated December 31, 2001. (Incorporated by reference to Exhibit 1.2 to the Registrant's Form 8-K Report dated December 31, 2001)

                  10.7 Securities Exchange Agreement dated as of April 5, 2002 between the Company and the holders of the common stock of SiriCOMM, Inc. (Missouri) (Incorporated by reference to Exhibit 2.1 to the November 21, 2002 Form 8-K)

                  10.8 Amendment to Securities Exchange Agreement dated as of June 5, 2002 between the Company and the shareholders of SiriCOMM, Inc. (Missouri) (Incorporated by reference to Exhibit 2.2 to the November 21, 2002 Form 8-K)

                  10.9 Amendment No. 2 to Securities Exchange Agreement dated as of November 21, 2002 between the Company and the shareholders of SiriCOMM, Inc. (Missouri) (Incorporated by reference to Exhibit 2.3 to the November 21, 2002 Form 8-K)

                  10.10 $121,325 - 7% Note issued by SiriCOMM, Inc. to Southwest Missouri Bank dated July 20, 2002. (Incorporated by reference to Exhibit 4.5 to the November 21, 2002 Form 8-K)

                  99.1     Certification pursuant to 18 U.S.C. Section 1350.

                  99.2     Certification pursuant to 18 U.S.C. Section 1350.


         D. Reports on Form 8-K

                  None.

ITEM 14  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated tour management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 14 day of January, 2003.

                                    SiriCOMM, Inc.


                                    By:  /s/ Henry P. Hoffman
                                        ----------------------------------------
                                         Henry P. Hoffman
                                         President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal Executive                   Title                           Date
-------------------                   -----                           ----

/s/    Henry P. Hoffman       President, Chief Executive       January 14, 2003
-------------------------     Officer and Director
Henry P. Hoffman


Directors
---------

/s/ David N. Mendez           Executive Vice President -       January 14, 2003
-------------------------     Sales and Marketing and
David N. Mendez               Director


/s/ Kory S. Dillman           Executive Vice President -       January 14, 2003
-------------------------     Internet Business Develop.
Kory S. Dillman               and Director


/s/ Tom Noland                Executive Vice President -       January 14, 2003
-------------------------     Administration, General
Tom Noland                    Counsel, Secretary and
                              Director

                                  CERTIFICATION


         I, Henry P. Hoffman, certify that:

         1. I have reviewed this quarterly report on Form 10-KSB of SiriCOMM, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


January 14, 2003

                                             /s/ Henry P. Hoffman
                                            ------------------------------------
                                             Henry P. Hoffman, President and CEO

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page

Report of Independent Auditors on Financial                            F-1
Statements of SiriCOMM, Inc.

Balance Sheet as of September 30, 2002                                 F-2

Statements of Operations for the years ended                           F-3
September 30, 2002 and 2001

Statements of Stockholders' Deficit for the                            F-4
years ended September 30, 2002 and 2001

Statements of Cash Flows for the years ended                           F-5
September 30, 2002 and 2001

Notes to Financial Statements of SiriCOMM, Inc.                        F-6
for the years ended September 30, 2002 and 2001

                          Independent Auditors' Report



Board of Directors
SiriCOMM, Inc.
Tampa, Florida

We have audited the accompanying balance sheet of SiriCOMM, Inc. (formerly known as Fountain Pharmaceuticals, Inc., the "Company"), as of September 30, 2002, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2002, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company, on November 21, 2002, acquired SiriCOMM, Inc. (a predecessor company). SiriCOMM, Inc. is a pre-revenue, development stage enterprise that will require currently uncommitted capital in order to further develop its technologies and continue operationally. These uncertainties surrounding the Company's ability to raise sufficient working capital and SiriCOMM Inc.'s ability to develop its technologies to a state of commercial viability raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Aidman, Piser & Company, P.A.


December 13, 2002
Tampa, Florida

                                     SIRICOMM, INC.
                          F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                                      BALANCE SHEET
                                   SEPTEMBER 30, 2002

                                         ASSETS

Current assets:
   Cash                                                                      $           6,738
                                                                             -----------------
     Total assets                                                            $           6,738
                                                                             =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                     $          47,488
   6% convertible debenture                                                            100,000
   Accrued interest                                                                      3,649
                                                                             -----------------
     Total liabilities                                                                 151,137
                                                                             -----------------

Stockholders' deficit:
   Series A preferred stock; par value $.001, 2,000,000 shares
     authorized; no shares issued and outstanding                                            -
   Common stock; par value $.001, 50,000,000 shares authorized;
     5,875,796 shares issued and outstanding                                             5,876
   Class B common stock; par value $.001, 50,000,000 shares
     authorized; 104,505 shares issued and outstanding                                     105
   Additional paid-in capital                                                       17,372,506
   Accumulated deficit                                                             (17,522,886)
                                                                             -----------------
     Total stockholders' deficit                                                      (144,399)
                                                                             -----------------
                                                                             $           6,738
                                                                             =================

                               See notes to financial statements.

                                             SIRICOMM, INC.
                                  F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                                        STATEMENTS OF OPERATIONS
                                 YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                      2002                  2001
                                                                                ----------------      ----------------
Revenue                                                                         $              -     $         666,754
                                                                                ----------------      ----------------
Cost of sales                                                                                  -               120,185
                                                                                ----------------      ----------------
Gross profit                                                                                   -               546,569
                                                                                ----------------      ----------------
Operating expenses:
   Research and development                                                                    -               157,000
   General and administrative (including rent of
     $0 and $22,000 in 2002 and 2001, respectively)                                      161,908               290,826
   Selling                                                                                     -               426,686
   Depreciation and amortization                                                               -               194,387
                                                                                ----------------      ----------------
                                                                                         161,908             1,068,899
                                                                                ----------------      ----------------
Loss from operations                                                                    (161,908)             (522,330)
                                                                                ----------------      ----------------
Other income (expenses):
   Interest income                                                                             -                 7,000
   Interest expense                                                                     (126,317)             (269,061)
   Other income (expense)                                                                      -                14,083
                                                                                ----------------      ----------------
                                                                                        (126,317)             (247,978)
                                                                                ----------------      ----------------
Loss before income taxes and extraordinary item                                         (288,225)             (770,308)
Income taxes                                                                                   -                     -
                                                                                ----------------      ----------------
Loss before extraordinary item                                                          (288,225)             (770,308)
Extraordinary gain from extinguishment of debt
   (no applicable income taxes)                                                        1,477,401             1,531,721
                                                                                ----------------      ----------------
Net income                                                                      $      1,189,176      $        761,413
                                                                                ================      ================

Basic net income (loss) per common share:
   Loss before income taxes and extraordinary item                              $          (3.40)     $         (19.42)
   Extraordinary gain                                                                      17.44                 38.61
                                                                                ----------------      ----------------
   Net income                                                                   $          14.04      $          19.19
                                                                                ================      ================

Diluted net income (loss) per common share:
   Loss before income taxes and extraordinary item                              $          (3.40)     $         (12.69)
   Extraordinary gain                                                                      17.44                 25.23
                                                                                ----------------      ----------------
   Net income                                                                   $          14.04      $          12.54
                                                                                ================      ================

Weighted average basic number of shares outstanding                                       84,713                39,672
                                                                                ================      ================
Weighted average diluted number of shares outstanding                                     84,713                60,703
                                                                                ================      ================


                                    See notes to financial statements.

                                                  F-3

                                                      SIRICOMM, INC.
                                           F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                                            STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                             Class B        Additional
                                   Preferred Stock       Common Stock      Common Stock       Paid-in      Accumulated
                                  Shares    Amount     Shares    Amount    Shares  Amount     Capital        Deficit       Total
                                  ------    ------     ------    ------    ------  ------     -------        -------       -----
Balances,
  October 1, 2000               2,000,000  $ 2,000   2,375,796  $ 2,376     4,505  $   5    $17,086,682   $(19,473,475) $(2,382,412)

Options and warrants issued
  to directors for services             -        -           -        -         -      -          7,424              -        7,424

Net income                              -        -           -        -         -      -              -        761,413      761,413
                               ----------  -------   ---------  -------   -------  -----    -----------   ------------  -----------
Balances,
  September 30, 2001            2,000,000    2,000   2,375,796    2,376     4,505      5     17,094,106    (18,712,062)  (1,613,575)

Issuance of stock                       -        -   3,500,000    3,500   100,000    100        176,400              -      180,000

Beneficial conversion interest          -        -           -        -         -      -        100,000              -      100,000

Capital contribution via
  return of shares             (2,000,000)  (2,000)          -        -         -      -          2,000              -            -

Net income                              -        -           -        -         -      -              -      1,189,176    1,189,176
                               ----------  -------   ---------  -------   -------  -----    -----------   ------------  -----------
Balances,
  September 30, 2002                    -  $     -   5,875,796  $ 5,876   104,505  $ 105    $17,372,506   $(17,522,886) $  (144,399)
                               ==========  =======   =========  =======   =======  =====    ===========   ============  ===========

                                                   See notes to financial statements.

                                                                 F-4

                                         SIRICOMM, INC.
                              F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                                    STATEMENTS OF CASH FLOWS
                             YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                      2002                  2001
                                                                                ----------------     -----------------
Cash flows from operating activities:
   Net income                                                                   $      1,189,176     $         761,413
   Adjustments to reconcile net income to
     net cash used in operating activities:
       Expenses funded by issuance of options and warrants                                     -                 7,424
       Depreciation                                                                            -                36,503
       Amortization                                                                            -               157,884
       Gain on disposal of property and equipment                                              -                (8,950)
       Extraordinary gain on extinguishment of debt                                   (1,477,401)           (1,531,721)
       Beneficial conversion interest                                                    100,000                     -
       Increase (decrease) in cash due to changes in:
         Accounts receivable                                                                   -                50,409
         Inventories                                                                           -               (68,564)
         Prepaid expenses                                                                  3,659                 2,525
         Other assets                                                                          -                10,046
         Accounts payable and other accrued expenses                                     (92,029)              176,449
                                                                                ----------------     -----------------
Net cash used in operating activities                                                   (276,595)             (406,582)
                                                                                ----------------     -----------------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                                            -                74,266
                                                                                ----------------     -----------------
Net cash provided by investing activities                                                      -                74,266
                                                                                ----------------     -----------------
Cash flows from financing activities:
   Proceeds from issuance of 6% convertible debenture                                    100,000                     -
   Proceeds from sale of common stock                                                    180,000                     -
   Related party advances                                                                      -               278,571
   Payments on long-term debt                                                                  -               (31,609)
                                                                                ----------------     -----------------
Net cash provided by financing activities                                                280,000               246,962
                                                                                ----------------     -----------------
Increase (decrease) in cash                                                                3,405               (85,354)

Cash, beginning of year                                                                    3,333                88,687
                                                                                ----------------     -----------------
Cash, end of year                                                               $          6,738     $           3,333
                                                                                ================     =================


                  SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY

Interest paid was $0 and $1,789 for the years ended September 30, 2002 and 2001, respectively.

             SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY

In July 2001, the Company transferred substantially all assets with a book value of $339,276 to a related party secured lender in satisfaction of $1,870,997 of secured borrowings and interest thereon.

In the third quarter of 2002, a capital contribution of $2,000 was funded via a return of preferred shares to the Company.


                       See notes to financial statements.

                                      F-5

                                 SIRICOMM, INC.
                      F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


1. Nature of business, basis of presentation and summary of significant accounting policies:

         Nature of business prior to July 6, 2001:

         SiriCOMM, Inc. formerly known as Fountain Pharmaceuticals, Inc. (the "Company"), incorporated in the State of Delaware on March 23, 1989, was organized to develop and commercialize certain proprietary compound encapsulation technologies for use in consumer market items using technologies developed privately and assigned to the Company. The Company developed proprietary products utilizing its technologies consisting principally of non-regulated sunscreens, lotions and moisturizers.

         Discontinuance of all operations:

         The Company incurred recurring losses and had a working capital deficit at June 21, 2001. Through June 21, 2001 these losses had been principally funded through sales of common and preferred stock and advances under a secured line of credit with a related party. On June 21, 2001, the related party lender notified the Company that it was in default under a secured credit agreement and requested immediate payment of the $1,500,000 principal and accrued interest due under the agreement and, in the event such payments were not forthcoming on or before July 2, 2001, notice was given that the lender would take action to take possession of the Company's assets and other collateral as defined in the secured credit agreement.

         The Company's Board of Directors voted on June 28, 2001 to comply with the agreement and transfer the assets of the Company in satisfaction of the secured debt at the close of business on July 6, 2001, since the Company was not in a financial position to make the required payment. As a result, the Company recognized a $1,531,721 extraordinary gain on extinguishment of this related party debt in the accompanying 2001 statement of operations. The Company suspended operations in July 2001.

                                 SIRICOMM, INC.
                      F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

         Discontinuance of all operations (continued):

         On December 31, 2001, Park Street Acquisition Corporation (Park Street), acquired 3,500,000 shares of the Company's common stock and 100,000 shares of Class B common stock from the Company for $180,000. The proceeds of this sale were utilized to pay all of the Company's outstanding liabilities at December 31, 2001 (other than certain unsecured related party debt). Simultaneously, Park Street acquired 2,000,000 shares of Class A Preferred Stock from Fountain Holdings, LLC ("Holdings") and all Common Stock Purchase Warrants (the "warrants") in the name of Holdings to purchase shares of the Company's Class A Common Stock. The aggregate purchase price paid to Holdings was $20,000, allocated $8,000 towards the purchase of the Preferred Stock and $12,000 towards the purchase of the warrants. As a result of these transactions, Park Street became the "control person" of the Company, as that term is defined in the Securities Act of 1933, as amended.

         In connection with the acquisitions by Park Street, a related party unsecured lender released and discharged the Company from its obligations due pursuant to an unsecured line of credit, and from any other debt or obligation owing himself or related entities by the Company. As a result, the Company has recognized an extraordinary gain of $1,477,401 for the extinguishment of the debt and related accrued interest.

         Subsequent to closing, Park Street and the Company agreed to retire the warrants. In May 2002, Park Street returned the preferred stock to the Company; therefore, no preferred stock is issued and outstanding at September 30, 2002.

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

                                 SIRICOMM, INC.
                      F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


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

         Net income (loss) per share:

         Net income (loss) per share was computed based on the weighted average number of shares outstanding during the periods presented. All weighted average shares and per share computations in the accompanying statement of operations have been determined by giving retroactive effect to the reverse stock split (see Note 8).

         Diluted net income (loss) per share in 2002 is considered to be the same as basic net income (loss) per share.

         Diluted income (loss) per share in 2001 is computed assuming conversion of all preferred stock and potentially dilutive stock options and warrants. Potential common shares outstanding are excluded from the computation if their effect is anti-dilutive.

         Fair value of financial instruments:

         The carrying amount of the debenture, accounts payable and accrued expenses approximates fair value because of the short maturity of those investments.

                                 SIRICOMM, INC.
                      F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


2.       Acquisition and management's plan of operation:

         On November 21, 2002, the Company completed the acquisition of all of the issued and outstanding shares of SiriCOMM, Inc., ("SiriCOMM"). An aggregate 9,623,195 post-reverse split shares (see Note 8) were issued to SiriCOMM shareholders. Furthermore, the Company has agreed to issue the equivalent of 15.5% of the post-merger entity's shares (1,922,000 post reverse split shares) to retire $1,000,000 of convertible notes issued by SiriCOMM. As a result and following completion of the acquisition, the sole director of the Company resigned and four of SiriCOMM's principal shareholders were elected in his place. In connection with this transaction the Company changed its name to "SiriCOMM, Inc."

         Since SiriCOMM is considered the acquirer for accounting and financial reporting purposes, the transaction will be accounted for in accordance with reverse acquisition accounting principles as though it were a recapitalization of SiriCOMM and a sale of shares by SiriCOMM in exchange for the net assets of the Company. Future financial statements will include the historical results of operations and cash flows of SiriCOMM.

         SiriCOMM is a development-stage entity engaged in the development of broadband wireless applications service provider technologies for the marine and highway transportation industries. SiriCOMM's current development activities include integrating multiple technologies including satellite communications, the Internet and intranets, wireless networking and productivity enhancing software into commercially viable products and services for its target industries.

         Since its inception, SiriCOMM has financed its activities primarily from short-term loans. To date, SiriCOMM has not introduced its products and services commercially, has limited assets, significant liabilities and limited business operations. Managements' plan of operation for fiscal 2003 is to raise additional capital ($6-$10 million) and build a network to service up to 250,000 simultaneous users. The construction of the initial network is estimated to cost $4-$6 million and is expected to be financed by a private sale of securities. There are no firm commitments on anyone's part to invest in the Company and if the Company is unable to obtain such financing, the SiriCOMM technology may never be commercially sold.

         There can be no assurances that the Company will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

                                 SIRICOMM, INC.
                      F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


3.       Subordinated convertible debenture:

         On February 20, 2002 the Company issued a 6% Subordinated Convertible Debenture (the Debenture) due May 31, 2002 in the principal amount of $100,000. The Debenture is convertible into the Company's common stock at $1.00 per share, which resulted in a beneficial conversion feature of $100,000. The beneficial conversion feature amount was allocated to paid in capital and immediately charged to operations. Despite the fact the Debenture is past due, the Debenture holder has not made a demand for payment or conversion.

4.       Income taxes:

         Deferred tax assets consist of the following at September 30, 2002:

           Net operating loss carryover                                              $       57,000
           Valuation allowance                                                              (57,000)
                                                                                     --------------
                                                                                     $            -
                                                                                     ==============

         Income tax (expense) benefit consists of the following:

                                                                        2002              2001
                                                                   --------------    --------------
           Current:
             Federal                                               $            -    $            -
                                                                   --------------    --------------
           Deferred:
             Deferred                                                           -           121,000
             Benefit of net operating loss carryover (a)                   57,000           165,000
             Change in valuation allowance (a)                            (57,000)         (286,000)
                                                                   --------------    --------------
                                                                                -                 -
                                                                   --------------    --------------
                                                                   $            -    $            -
                                                                   ==============    ==============

         (a) Under Section 382 and 383 of the Internal Revenue Code of 1986, if an ownership change occurs with respect to a "loss corporation", as defined, there are annual limitations on the amount of net operating loss and research and development tax credit carryovers which are available to the Company. Furthermore, the new corporation must continue the business enterprise of the old corporation. As a result, the company lost past net operating loss carryovers of approximately $4.3 million, all of which had been previously reserved. Further, as a result of a subsequent ownership change, net operating loss carryforwards of $152,000, which would otherwise expire in 2022, will also be lost. The related deferred tax asset is fully reserved.

                                 SIRICOMM, INC.
                      F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


4.       Income taxes (continued):

         The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                     Percentage of loss before
                                                           income taxes
                                                   -----------------------------
                                                        2002           2001
                                                   --------------   ------------

           Statutory tax rate                            34.0%          34.0%
           State tax                                      3.5%           3.5%
           Change in deferred tax asset
             valuation allowance                        (37.5%)        (37.5%)
                                                   --------------   ------------
           Effective tax rate in accompanying
             statement of operations                        0%            0%
                                                   ==============   ============
5.       Related party transactions:

         Interest expense on related party borrowings was approximately $267,000 for the year ended September 30, 2001 and $25,000 through December 31, 2001, at which time the unsecured related party debt was discharged. (See Note 1.)

6.       Stockholders' deficit:

         Voting rights:

         At September 30, 2002, shareholders of common stock and Class B common stock are entitled to one and five votes per share, respectively.

         1998 Stock option plan:

         In December 1998, the Company adopted a stock option plan providing for nonqualified and incentive stock options. The Plan provides for the authority to issue options covering up to 750,000 shares of the Company's common stock; provided, however, that options to purchase no more than 500,000 shares shall be granted to any one participant. As a result of the sixty-to-one reverse stock split effectuated on November 21, 2002 (see Note 8), the 1998 Plan covers only 12,500 shares of the Company's common stock. No options are currently outstanding under the plan (see Note 7).

                                 SIRICOMM, INC.
                      F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


6.       Stockholders' deficit (continued):

         2002 Incentive stock option plan:

         The Company has adopted an incentive stock option plan (the "Plan") covering 3,000,000 post reverse split shares of the Company's common stock, pursuant to which eligible participants of the Company and its subsidiaries and affiliates are eligible to receive stock options, stock appreciation rights, restricted stock performance stock awards and bonus stock until May 15, 2012.

         The Plan permits the granting of non-transferable stock options that are intended to qualify as incentive stock options ("ISO's") under section 422 of the Internal Revenue code of 1986 and stock options that do not so qualify ("Non-Qualified Stock Options"). The option exercise price for each share covered by an option shall be determined by the Stock Option Committee but shall not be less than 100% of the fair market value of a share on the date of grant. The term of each option will be fixed by the Stock Option Committee, but may not exceed 10 years from the date of the grant in the case of an ISO or 10 years and two day s from the date of the grant in the case of a Non-Qualified Stock Option. In the case of 10% stockholders, no ISO shall be exercisable after the expiration of five years from the date the ISO is granted.

         Non-transferable stock appreciation rights ("SAR's") may be granted in conjunction with options, entitling the holder upon exercise to receive an amount in any combination of cash or unrestricted common stock of the Company as determined by the Stock Option Committee, not greater in value than the increase since the date of grant in the value of the shares covered by such right. Each SAR will terminate upon the termination of the related option.

         Restricted shares of the common stock may be awarded by the Stock Option Committee subject to such conditions and restrictions as they may determine. The Stock Option Committee shall also determine whether a recipient of restricted shares will pay a purchase price per share or will receive such restricted shares without any payment in cash or property. No restricted stock award may provide for restrictions beyond ten (10) years from the date of grant.

                                 SIRICOMM, INC.
                      F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


6.       Stockholders' deficit (continued):

         2002 Incentive stock option plan (continued):

         Performance shares of common stock may be awarded without any payment for such shares by the Stock Option Committee if specified performance goals established by the Committee are satisfied. The Committee shall establish the maximum number of shares of stock to be issued to a designated employee if the performance goals are attained. The Committee must certify in writing that a performance goal has been attained prior to issuance of any certificate for a performance stock award to any employee.

         The committee may also award shares of common stock as bonus stock to senior officers, consultants and employees designated by the Committee, without any payment for such shares and without any specified performance goals.

         The Plan provides that (a) in the event of a "Change of Control" (as defined in the Plan), unless otherwise determined by the Stock Option Committee prior to such Change of Control, or (b) to the extent expressly provided by the Stock Option Committee at or after the time of grant, in the event of a "Potential Change of Control" (as defined in the Plan), (i) all stock options and related SAR's (to the extent outstanding for at least six months) will become immediately exercisable: (ii) the restrictions and deferral limitations applicable to outstanding restricted stock awards and deferred stock awards will lapse and the shares in question will be fully vested: and (iii) the value of such options and awards, to the extent determined by the Stock Option Committee, will be cashed out on the basis of the highest price paid (or offered) during the preceding 60-day period, as determined by the Stock Option Committee. The Change of Control and Potential Change of Control provisions may serve as a disincentive or impediment to a prospective acquirer of the Company and, therefore, may adversely affect the market price of the common stock of the Company.

         There are no awards currently outstanding under this Plan.

                                 SIRICOMM, INC.
                      F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


7. Operational disclosures for the period from October 1, 2000 through July 6, 2001 (cessation of operations):

         Business segment and major customer information:

         Prior to cessation of its business activities the Company conducted business through the following two business segments:

         1) Domestic sales of dermatologic products.

         2) International sales of dermatologic products to distributors and the sale of the rights to the Company's technology.

         There were no significant intersegment sales or transfers.

         Domestic and international revenues aggregated $251,541 and $415,213, respectively, with related cost of sales of $99,243 and $20,942, respectively. The Company's international segment export revenues were principally in Europe ($415,000 aggregate sales) with two principal customers making up 75% of export sales and 47% of total sales. All revenue producing activities ceased on July 6, 2001.

         Common stock options and warrants:

         Common stock options and warrants issued, redeemed, retired and outstanding during the years ended September 30, 2002 and 2001 are as follows:

                                                                                       Weighted
                                                                                         Avg.
                                                                 Number of             Exercise
                     Description                           Options and Warrants       Price/Share
                     -----------                           --------------------       -----------
         Issued and outstanding at October 1, 2000               3,529,688             $      .63

         Issued in 2001                                            221,621                    .65

         Expired in 2001                                          (474,714)                   .64
                                                                ----------             ----------
         Issued and outstanding at September 30, 2001            3,276,595                    .65

         Retired (See Note 1)                                   (3,276,595)                   .65
                                                                ----------             ----------
         Issued and outstanding at September 30, 2002                    -             $        -
                                                                ==========             ==========

                                 SIRICOMM, INC.
                      F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


7. Operational disclosures for the period from October 1, 2000 through July 6, 2001 (cessation of operations) (continued):

         Employee benefit plan:

         The Company had implemented a 401(k) profit sharing plan covering substantially all employees. The plan did not provide for employer contributions and was terminated in July 2001.

8.       Subsequent events and commitments:

         Acquisition and change in control - see Note 2

         Stockholders' equity:

         Subsequent to September 30, 2002, the Company combined the outstanding shares of common stock to a single class of common stock and affected a one-for-sixty reverse split of the outstanding shares. In connection therewith the par value of the stock was decreased to $.001. Additionally, the authorized number of shares of common stock was increased to 50,000,000 shares and preferred stock authorized increased to 5,000,000 shares.

         Consulting agreement:

         On December 12, 2002, the Company entered into a consulting agreement with RJ Diamond Consulting for services related to NASD transactions, NASDAQ qualification and SEC reporting requirements. The agreement provides for such services to be provided through May 31, 2003 in exchange for the issuance of 716,000 post reverse split shares of the Company's stock. The Company is in process of obtaining an independent valuation with which to value the stock issued for such services. On December 23, 2002, as required by the agreement, the Company filed a Form S-8 Registration Statement to register the shares under the Securities Act of 1933.

         Promissory Notes:

         Subsequent to September 30, 2002, the Company raised $125,000 in connection with two loan agreements. The loans provide for a one year maturity and, interest at 4 percent. In connection with the loans, the Company agreed to issue an aggregate 49,208 post-merger shares of stock.

                                 SIRICOMM, INC.
                      F/K/A FOUNTAIN PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


8.       Subsequent events and commitments (continued):

         Employment agreements:

         As a result of the acquisition of SiriCOMM, Inc., the Company is obligated under four executive employment agreements with certain officers/directors. As part of these agreements, the Company is obligated to pay these officers/directors aggregate compensation of $525,000 annually through February 2005.