Form 10QSB
period 2002-12-31
SIRICOMM INC
filed 2003-02-20
CIK 851199

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ________________________


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
December 31, 2002                                    Commission File No. 0-18399


                                 SIRICOMM, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                         62-1386759
------------------------------                 ---------------------------------
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

2900 Davis Boulevard, Suite 130, Joplin, Missouri              64804
-------------------------------------------------            ----------
   (Address of Principal Executive Office)                   (Zip Code)

Registrant's telephone number, including area code:    (417) 626-9961

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

                                 Yes [X] No [ ]

The number of shares issued and outstanding of the Registrant's Common Stock, $.001 par value, as of February 14, 2003 was 12,449,442.

================================================================================

                         PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements

         Consolidated Balance Sheets as of December 31, 2002 and
         September 30, 2002                                              F-2

         Consolidated Statements of Operations for the three
         months ended December 31, 2002 and 2001 and from
         inception (April 24, 2000) to December 31, 2002                 F-3

         Consolidated Statements of Changes in Stockholders'
         Deficit from inception (April 24, 2000) to December 31, 2002    F-4

         Consolidated Statements of Cash Flows for the three
         months ended December 31, 2002 and 2001 and from
         inception (April 24, 2000) to December 31, 2002             F-5 to F-6

         Notes to the financial statements                           F-7 to F-22

                                          SIRICOMM, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE ENTERPRISE)
                                            CONSOLIDATED BALANCE SHEET


                                                      ASSETS

                                                                                 December 31,
                                                                                     2002              September 30,
                                                                                 (unaudited)               2002
                                                                                --------------        --------------
Current assets:
   Cash                                                                         $       80,256        $       44,304
   Prepaid expenses and other current assets                                               156                26,670
   Due from affiliate                                                                        -                15,000
                                                                                --------------        --------------
     Total current assets                                                               80,412                85,974

Furniture and equipment, net of accumulated
   depreciation of $27,231 and $22,408 as of December 31,
   2002 and September 30, 2002, respectively                                            69,233                74,057
                                                                                --------------        --------------
                                                                                $      149,645        $      160,031
                                                                                ==============        ==============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current maturities of notes payable and long-term debt                       $    1,529,934        $    1,284,397
   Notes payable, related parties                                                       55,000                     -
   Subordinated convertible debentures                                                 100,000                     -
   Accounts payable                                                                     89,201                12,436
   Accrued expenses                                                                    159,996               103,843
                                                                                --------------        --------------
     Total current liabilities                                                       1,934,131             1,400,676

Notes payable and long-term debt, less current maturities                               49,689                79,255
                                                                                --------------        --------------
     Total liabilities                                                               1,983,820             1,479,931
                                                                                --------------        --------------

Commitments                                                                                                        -

Stockholders' deficit:
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 10,478,233 shares issued and outstanding                               10,478                10,000
   Additional paid-in capital                                                        1,851,749               483,912
   Deficit accumulated during the development stage                                 (2,164,162)           (1,780,599)
   Unearned stock-based compensation                                                (1,532,240)                    -
   Treasury stock, 222 shares at cost                                                        -               (33,213)
                                                                                --------------        --------------
     Total stockholders' deficit                                                    (1,834,175)           (1,319,900)
                                                                                --------------        --------------
                                                                                $      149,645        $      160,031
                                                                                ==============        ==============



                                   See notes to consolidated financial statements.

                                  SIRICOMM, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)



                                                                                           From Inception
                                                          For the Three Months          (April 24, 2000) to
                                                           Ended December 31,               December 31,
                                                   ----------------------------------     ---------------
                                                         2002               2001                2002
                                                   --------------      --------------     --------------
Revenues                                           $            -      $            -     $            -
                                                   --------------      --------------     --------------

Operating expenses:
  General and administrative                               52,628              39,642            416,312
  Salaries and consulting fees                             83,125             104,617          1,074,570
  Research and development                                 35,643               6,910            294,295
  Write-off of note receivable                                  -                   -             50,000
  Depreciation                                              4,823               1,921             27,989
                                                   --------------      --------------     --------------
     Total operating expenses                             176,219             153,090          1,863,166
                                                   --------------      --------------     --------------

Operating loss                                           (176,219)           (153,090)        (1,863,166)
Interest expense                                          (17,795)             (3,951)           (61,447)
Loan costs                                               (189,549)            (18,907)          (239,549)
                                                   --------------      --------------     --------------

Loss before income taxes                                 (383,563)           (175,948)        (2,164,162)

Income taxes                                                    -                   -                  -
                                                   --------------      --------------     --------------

Net loss                                           $     (383,563)     $     (175,948)    $   (2,164,162)
                                                   ==============      ==============     ==============

Net loss per share, basic and diluted              $        (0.10)     $       (17.59)    $        (5.98)
                                                   ==============      ==============     ==============

Weighted average shares, basic and diluted              3,782,212              10,000            361,860
                                                   ==============      ==============     ==============

Unaudited pro forma presentation applicable to conversion from an S Corporation to C Corporation:

Net loss before pro forma income tax expense                           $     (175,948)    $   (2,079,919)

Pro forma income tax expense                                                        -                  -
                                                                       --------------     --------------

Pro forma net loss                                                     $     (175,948)    $   (2,079,919)
                                                                       ==============     ==============

Pro forma net loss per share                                           $       (17.59)    $        (5.75)
                                                                       ==============     ==============


                               See notes to consolidated financial statements.

                                                  SIRICOMM, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                           (unaudited)



                                        Common Stock       Additional                                  Unearned        Total
                                   ---------------------    Paid-in       Accumulated   Treasury      Stock-based   Stockholders'
                                    Shares       Amount     Capital          Deficit      Stock      Compensation      Deficit
                                  ----------    --------   -----------    ------------  ---------    ------------   ------------
Issuance of founder shares at
  inception                            3,333    $  3,333   $         -    $          -  $       -    $          -   $      3,333
Conversion of debt to equity           6,372       6,372       379,844                                          -        386,216
Net loss for the period                    -           -             -        (398,391)         -               -       (398,391)
                                  ----------    --------   -----------    ------------  ---------    ------------   ------------
Balances, September 30, 2000           9,705       9,705       379,844        (398,391)         -               -         (8,842)

Issuance of common stock                 295         295       288,709               -          -               -        289,004
Net loss for the year                      -           -             -        (470,597)         -               -       (470,597)
                                  ----------    --------   -----------    ------------  ---------    ------------   ------------
Balances, September 30, 2001          10,000      10,000       668,553        (868,988)         -               -       (190,435)

Treasury stock acquisition
  (1,694 shares)                           -           -             -               -   (253,524)              -       (253,524)
Issuance of 1,472 treasury shares
  of common stock                          -           -      (184,641)              -    220,311               -         35,670
Net loss for the year                      -           -             -        (911,611)         -               -       (911,611)
                                  ----------    --------   -----------    ------------  ---------    ------------   ------------
Balances, September 30, 2002          10,000      10,000       483,912      (1,780,599)   (33,213)              -     (1,319,900)

Reverse merger and reorganization  9,712,866        (277)     (247,892)              -     33,213               -       (214,956)
Stock-based compensation             716,000         716     1,531,524               -          -      (1,532,240)             -
Stock issued for loan costs           39,367          39        84,205               -          -               -         84,244
Net loss                                   -           -             -        (383,563)         -               -       (383,563)
                                  ----------    --------   -----------    ------------  ---------    ------------   ------------
Balances, December 31, 2002
  (unaudited)                     10,478,233    $ 10,478   $ 1,851,749    $ (2,164,162) $       -    $ (1,532,240)  $ (1,834,175)
                                  ==========    ========   ===========    ============  =========    ============   ============



                                           See notes to consolidated financial statements.

                                          SIRICOMM, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)

                                                                                             From Inception
                                                                 For the three months     (April 24, 2000) to
                                                                   Ended December 31,          December 31,
                                                              --------------------------      -------------
                                                                  2002           2001             2002
                                                              -----------    -----------      -------------
Cash flows from operating activities:
  Net loss                                                    $  (383,563)   $  (175,948)     $  (2,164,162)
     Adjustments to reconcile net loss to
        net cash flows from operating activities:
          Depreciation                                              4,824          1,921             27,990
          Amortization of loan costs                                    -         13,025             50,000
          Loan costs                                               84,244              -             84,244
          Stock-based compensation                                      -              -              9,000
          Settlement expense funded from debt
            assumption                                                  -              -             28,000
         Write-off of note receivable                                   -              -             50,000
          Changes in assets and liabilities:
             Current assets                                        14,844              -               (156)
             Current liabilities                                   43,153          9,813            196,432
                                                              -----------    -----------      -------------
Net cash flows from operating activities                         (236,498)      (151,189)        (1,718,652)
                                                              -----------    -----------      -------------

Cash flows from investing activities:
  Cash acquired in business combination                             1,479              -              1,479
  Acquisition of furniture and equipment                                -        (22,098)           (98,629)
  Proceeds from sale of furniture and
    equipment                                                           -              -              1,406
                                                              -----------    -----------      -------------
Net cash flows from investing activities                            1,479        (22,098)           (95,744)
                                                              -----------    -----------      -------------

Cash flows from financing activities:
  Issuance of note receivable                                           -              -            (50,000)
  Borrowings under line of credit, net                                  -         28,000             97,043
  Proceeds from notes payable                                     250,000        527,606          1,301,035
  Proceeds from notes payable, related parties                     55,000              -             55,000
  Payments of notes payable                                       (34,029)             -           (136,979)
  Payment of loan costs                                                 -        (44,118)           (50,000)
  Advances from (repayments to) officers, net                           -           (371)           386,216
  Proceeds from sale of common stock                                    -              -            292,337
                                                              -----------    -----------      -------------
Net cash flows from financing activities                          270,971        511,117          1,894,652
                                                              -----------    -----------      -------------

Change in cash                                                     35,952        337,830             80,256
Cash, beginning of period                                          44,304            896                  -
                                                              -----------    -----------      -------------
Cash, end of period                                           $    80,256    $   338,726      $      80,256
                                                              ===========    ===========      =============



                               See notes to consolidated financial statements.

                                  SIRICOMM, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE ENTERPRISE)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                          (unaudited)

                                                                                             From Inception
                                                                 For the three months     (April 24, 2000) to
                                                                   Ended December 31,          December 31,
                                                              --------------------------      -------------
                                                                  2002           2001             2002
                                                              -----------    -----------      -------------

           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                        $     3,197    $     3,464      $      19,672
                                                              ===========    ===========      =============

         SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Conversion of debt to 6,372 shares of common
  stock                                                       $         -    $         -      $     386,216
                                                              ===========    ===========      =============

Acquisition of 1,694 shares of treasury stock
  for a note payable                                          $         -    $   253,524      $     253,524
                                                              ===========    ===========      =============

Issuance of 716,000 shares of common stock
  for services to be performed in the future                  $ 1,532,240    $         -      $   1,532,240
                                                              ===========    ===========      =============

Loan costs funded through:
  Issuance of stock                                           $    82,244    $         -      $      82,244
                                                              ===========    ===========      =============

Increase in accrued expenses for stock to be issued           $   105,305    $         -      $     105,305
                                                              ===========    ===========      =============

Stock offering costs funded through issuance of stock         $    26,670    $         -      $      26,670
                                                              ===========    ===========      =============

Debt assumed pursuant to reverse acquisition                  $   100,000    $         -      $     100,000
                                                              ===========    ===========      =============


                      See notes to consolidated financial statements.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


1.   Nature of operations and summary of significant accounting policies:

     Nature of business and basis of presentation:

     SiriCOMM is engaged in the development of broadband wireless application service technologies intended for use in the marine and transportation industries. SiriCOMM's development activities include integrating multiple technologies including satellite communications, the Internet, wireless networking, and productivity enhancing software into commercially viable products and services. SiriCOMM expects to complete development activities and commence revenue generating activities in late 2003.

     Acquisition:

     On November 21, 2002, SiriCOMM Delaware (formerly known as Fountain Pharmaceuticals, (the "Company") completed the acquisition of all of the issued and outstanding shares of SiriCOMM, Inc. - a Missouri Corporation ("SiriCOMM Missouri"). An aggregate 9,623,195 post-reverse split shares were issued to SiriCOMM Missouri shareholders. Furthermore, the Company agreed to issue the equivalent of 15.5% of the post-merger entity's shares (1,922,000 post reverse split shares) to retire $1,000,000 of convertible notes issued by SiriCOMM Missouri. As a result and following completion of the acquisition, the sole director of the Company resigned and four of SiriCOMM Missouri's principal shareholders were elected in his place. In connection with this transaction the Company changed its name to "SiriCOMM, Inc."

     Since SiriCOMM Missouri is considered the acquirer for accounting and financial reporting purposes, the transaction has been accounted for in accordance with reverse acquisition accounting principles as though it were a recapitalization of SiriCOMM Missouri and a sale of shares by SiriCOMM Missouri in exchange for the net assets of the Company. The financial statements include the historical results of operations and cash flows of SiriCOMM Missouri from inception and operations of SiriCOMM Delaware from November 21, 2002 through December 31, 2002.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


1. Nature of operations and summary of significant accounting policies (continued):

     Reporting periods:

     In connection with the acquisition discussed in Note 2, the financial information has been presented on a September 30 fiscal year and SiriCOMM Missouri will adopt that fiscal year in the near future.

     Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Interim financial information:

     The financial statements for the quarter ended December 31, 2002 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2002 for SiriCOMM Delaware as filed in the annual report on Form 10-KSB and SiriCOMM Missouri as filed in Form 8K.

     In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended December 31, 2002 and 2001, are not necessarily indicative of the results for a full year.

     The report of the Company's independent auditors for the year ended September 30, 2002 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty.

     Financial instruments:

     The carrying value of the Company's financial instruments, including cash, accounts payable, and notes payable, approximate their fair market values.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


1. Nature of operations and summary of significant accounting policies (continued):

     Furniture and equipment:

     Furniture and equipment is depreciated using the straight-line method over the estimated useful life of 5 years.

     Stock-based compensation:

     The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 whereby compensation is recognized to the extent the market price of the underlying stock at the grant date exceeds the exercise price of the option granted. (There have been no option grants to employees since inception.) Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation.

     Research and development costs:

     The Company incurs costs, principally paid to outside consultants, associated with computer software to be marketed in the future. Costs incurred in connection with establishing technological feasibility have been expensed as research and development costs. Costs incurred subsequent to establishing technological feasibility, including coding and testing, will be capitalized.

     Income taxes:

     Effective November 21, 2002, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


1. Nature of operations and summary of significant accounting policies (continued):

     Income taxes (continued):

     Prior to November 21, 2002, the operations of SiriCOMM Missouri were included in the personal income tax returns of the stockholders under Subchapter S of the Internal Revenue Code. The unaudited pro forma income tax information assumes that the Company was taxed as a C Corporation. For these purposes, the Company has used the asset and liability method in accounting for income taxes, prescribed in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The acquisition described in Note 1 resulted in the revocation of the Company's S Corporation election.

     Net loss per share:

     Net loss per share represents the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if convertible debt was converted into common stock. Diluted net loss per share is considered to be the same as basic net loss per share since the effect of the issuance of common stock associated with the convertible debt is anti-dilutive.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


1. Nature of operations and summary of significant accounting policies (continued):

     Recent Accounting Pronouncements

     FASB Statement No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure (Statement 148)

     During December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB Statement 123 Accounting for Stock-Based Compensation (Statement 123). Statement 148 also amends and augments the disclosure provisions of Statement 123 and Accounting Principles Board Opinion 28 Interim Financial Reporting to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of Statement 148 are effective for fiscal years and interim periods ending after December 15, 2002.

     FASB Statement No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure (Statement 148) (continued)

     This statement has no current impact on the Company as the Company does not currently plan to transition to the fair value approach in Statement 123 nor have stock-based employee compensation equity instruments been issued by the Company.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


1. Nature of operations and summary of significant accounting policies (continued):

     Recent Accounting Pronouncements (continued)

     FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45)

     During November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under FASB Statement 5 Accounting for Contingencies. In addition Interpretation 45, requires significant new disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

     The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company's current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Interpretation 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


1. Nature of operations and summary of significant accounting policies (continued):

     Recent Accounting Pronouncements (continued)

     FASB Statement No.146 Accounting for Costs Associated with Exit or Disposal Activities (Statement 146)

     During July 2002, the FASB issued Statement 146. Statement 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is actually incurred. Under EITF 94-3, such costs were generally recognized in the period in which an entity committed to and exit plan or plan of disposal. While both standards covered costs associated with one-time termination benefits (e.g. severance pay or stay-bonus arrangements), Statement 146 provides standards that provide for the timing of recognition of these types of benefits. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002.

     Management's plans with respect to the continuation of the Company are described in Note 2. While there are currently no specific plans to exit activities as part of these plans, any such activity would require the application of Statement 146.

     FASB Statement 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (Statement
     145)

     During April 2002, the FASB issued Statement 145. Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of Statement No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations. In the absence of Statement No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. Statement 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


2.   Management's plan of operation:

     Since its inception, SiriCOMM has financed its activities primarily from short-term loans, a substantial portion of which are in default (Note 4). To date, SiriCOMM has not introduced its products and services commercially, has limited assets, significant liabilities and limited business operations. Managements' plan of operation for fiscal 2003 is for SiriCOMM to raise additional capital ($6-$10 million) and SiriCOMM to build a network to service up to 250,000 simultaneous users. The construction of the initial network is estimated to cost $4-$6 million and is expected to be financed by a private sale of securities. At this time, there are no firm commitments on anyone's part to invest in the Company and if the Company is unable to obtain such financing, the technology may never be commercially sold.

     There can be no assurances that the Company will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

3.   Notes payable and long-term debt:

     Notes payable and long-term debt consist of the following at December 31, 2002:

         Line of credit, interest at 7%, secured by all assets of the Company
         (currently existing or thereafter acquired) and personally guaranteed by a stockholder of the Company, due July 20, 2003, or upon demand by
         the bank.                                                                    $       112,769

         Note payable, former stockholder, bearing interest at 2.5%, unsecured, principal and interest due in monthly installments of $10,000 through
         May 2004.                                                                            166,854


                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


3.   Notes payable and long-term debt (continued):
         Note payable, bearing interest at 4%, unsecured, principal and interest due March 15, 2002; convertible into common shares equaling 4.25% of the Company's outstanding shares of stock on the date that the holder
         exercises its option. (a)                                                            250,000

         Note payable, bearing interest at 4%, unsecured, principal and interest due March 15, 2002; convertible into common shares equaling 3.5% of the
         Company's outstanding shares of stock on the date that the holder
         exercises its option. (a)                                                            250,000

         Note payable, bearing interest at 4%, unsecured, principal and interest due July 15, 2002; convertible into common shares of stock equaling
         4.25% of the Company's outstanding shares of stock on the date that the
         holder exercises its options. (a)                                                    250,000

         Note payable, bearing interest at 4%, unsecured, principal and interest due July 15, 2002; convertible into common shares of stock equaling
         3.5% of the Company's outstanding shares of stock on the date that the
         holder exercises its options. (a)                                                    250,000

         Notes payable, bearing interest at 10%, unsecured, interest and
         principal due January 27, 2002. (a)                                                   75,000

         Notes payable, bearing interest ranging from 4% to 8%, unsecured, interest and principal due on the date which the Company shall receive
         sufficient invested or borrowed sums to pay all amounts due.                          50,000


                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


3.   Notes payable and long-term debt (continued):
         Notes payable, bearing interest at 4%, unsecured, interest and principal due the earlier of the date which the Company shall receive sufficient invested or borrowed sums to pay all amounts due or dates
         ranging from October 31, 2003 through January 3, 2004.                               175,000
                                                                                      ---------------
                                                                                            1,579,623

         Less current maturities                                                           (1,529,934)
                                                                                      ---------------
                                                                                      $        49,689
                                                                                      ===============

     Future maturities of notes payable and long-term debt are as follows:

     Year ending December 31,
                  2003                                   $       1,529,934
                  2004                                              49,689
                                                         -----------------
                                                         $       1,579,623
                                                         =================

         (a) As of February 18, 2003, the Company was in default with respect to notes payable covering $75,000 of indebtedness. The Company converted $1,000,000 of these notes to common stock in January 2003 (see Note 10).

4.   Notes payable, related parties:

     Related party promissory note:

     In November and December 2002, the Company borrowed $55,000 from major stockholders. The notes bear interest at 4 percent, are unsecured, and are due the earlier of either the date on which the Company shall receive sufficient invested or borrowed sums to pay all amounts owed or December 26, 2003.

     Interest expense on these notes was nominal in the period ending December 31, 2002.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


5.   Subordinated convertible debenture:

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

6.   Stockholders' deficit:

     Common stock:

     In November 2002 in connection with the merger discussed in Note 1, the Company combined the outstanding shares of common stock to a single class of common stock and affected a one-for-sixty reverse split of the outstanding shares. In connection therewith the par value of the stock was decreased to $.001. Additionally, the authorized number of shares of common stock was increased to 50,000,000 shares and preferred stock authorized increased to 5,000,000 shares.

     On November 21, 2002, the Company issued 9,623,195 post-reverse split common shares in exchange for all of the outstanding common stock of SiriCOMM Missouri.

     In November, the Company issued 716,000 shares of its common stock registered with the SEC on Form S-8, at the fair market value of the stock for services based on a consulting agreement (see Note 9). As of February 18, 2003, no services have been performed under this agreement and therefore all stock-based compensation has been included as unearned stock-based compensation in the accompanying statements. It is management's intent to terminate this agreement in the near future and as such all issued stock will be returned to the Company.

     The Company issued shares of common stock (valued based on the average trading price of the stock for the previous 90 days or $84,244) for loan costs incurred. The related expense is included as loan costs in the accompanying financial statements. The Company has also recorded approximately $105,000 of loan costs for shares of common stock which were issued in January 2003. This amount is included in accrued expenses in the accompanying financial statements.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


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

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


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

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


7.   Income taxes:

       Deferred tax assets consist of the following at December 31, 2002:
         Net operating loss carryover                                                   $         115,000
         Valuation allowance                                                                     (115,000)

                                                                                        -----------------
                                                                                        $               -
                                                                                        =================

       Income tax (expense) benefit consists of the following:
                                                                                                2002
                                                                                        -----------------
         Current:
           Federal                                                                      $               -
                                                                                        -----------------
         Deferred:
           Deferred                                                                                     -
           Benefit of net operating loss carryover                                                115,000
           Change in valuation allowance                                                         (115,000)
                                                                                        -----------------
                                                                                                        -
                                                                                        -----------------
                                                                                        $               -
                                                                                        =================

       The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:
                                                                                           Percentage
                                                                                         of loss before
                                                                                          income taxes
                                                                                              2002
                                                                                        -----------------
         Statutory tax rate                                                                      35.0%
         State tax                                                                                3.5%
         Change in deferred tax asset
           valuation allowance                                                                  (38.5%)
                                                                                        -----------------
         Effective tax rate in accompanying
           statement of operations                                                                  0%
                                                                                        =================

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


8.   Related party transactions:

     During 2001, SiriCOMM Missouri was a defendant in a suit filed by a founding stockholder. This suit was settled on December 21, 2001 for an aggregate amount of $300,524. The settlement agreement provided for reimbursement of $22,000 in out-of-pocket expenses, $15,000 in compensation for services previously performed and repurchase of all shares of common stock owned by this stockholder. The Company paid $10,000 in December 2001 in connection with the settlement and issued a note payable in the amount of $290,524 for the remaining balance due, payable over a 29-month period.

     In addition, as part of the settlement agreement the Company assumed a $28,000 note payable which was accrued as general and administrative expense at September 30, 2001. On December 18, 2001, the then existing bank line of credit agreement and the note payable of $28,000 were consolidated into a single line of credit.

9.   Commitments:

     Employment agreements:

     The Company has four executive employee agreements with certain officers/directors. As part of these agreements the Company is obligated to pay these individuals aggregate compensation of $525,000 annually through February 2005.

     Consulting agreement:

     On December 12, 2002, the Company entered into a consulting agreement with RJ Diamond Consulting for services related to NASD transactions, NASDAQ qualification and SEC reporting requirements. The agreement provides for such services to be provided through May 31, 2003 in exchange for the issuance of 716,000 post reverse split shares of the Company's stock. On December 23, 2002, as required by the agreement, the Company filed a Form S-8 Registration Statement to register the shares under the Securities Act of 1933. In December 2002, the Company issued 716,000 shares of common stock. As of February 18, 2003, no services had been performed under this agreement. It is managements' intent to terminate this agreement in the near future and shares issued pursuant to the agreement will be returned to the Company.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2002
                                   (unaudited


10.  Subsequent events

     Promissory notes:

     In early 2003, the Company raised an aggregate of $75,000 pursuant to two loan agreements. The loans provide for a one year maturity, and interest at 4 percent. In connection with obtaining the loan, the Company agreed to issue an aggregate of 29,525 shares of its common stock, which will be valued and recorded consistent with similar issuances in the first quarter.

     Conversion of notes payable to common stock:

     In January 2003, the Company converted $1,000,000 of notes payable to 1,922,000 shares of the Company's common stock.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Background
----------

         SiriCOMM, Inc. ("Company"), was incorporated in the State of Delaware on March 23, 1989 as Fountain Pharmaceuticals, Inc. The Company ceased operations and has been inactive since July 2001.

         On November 21, 2002, the Company completed the acquisition of SiriCOMM, Inc., a company organized under the laws of the State of Missouri in April 2000 (SiriCOMM). In connection with the acquisition, the Company changed its name to SiriCOMM, Inc. and the former director resigned his positions with the Company and appointed Henry P. Hoffman, David Mendez, Kory S. Dillman and Tom Noland officers and directors of the Company. As a result of the acquisition, the Company's business operations are those of SiriCOMM.

Plan of Operations
------------------

         SiriCOMM was incorporated in April 2000. SiriCOMM is engaged in the development of broadband wireless applications service provider technologies serving the marine and highway transportation industries. SiriCOMM's current development activities include integrating multiple technologies including satellite communications, the Internet (and intranets), wireless networking, and productivity enhancing software into commercially viable products and services for its target industries. SiriCOMM, to date, has not introduced its products and services commercially and is considered a development stage enterprise. SiriCOMM has limited assets, significant liabilities and limited business operations. To date, activities have been limited to organizational matters, development of its products and services and capital raising.

         Management's plan of operation for the next twelve months is to raise additional capital and build a network to service up to 250,000 simultaneous users within six (6) months of raising capital. The construction of the initial network is estimated to cost $4-6 million and is expected to be financed by the private sale of the Company's securities following the SiriCOMM Acquisition. There are no firm commitments on anyone's part to invest in the Company or SiriCOMM and if the combined entity is unable to finance the acquisition through the private sale of its securities or other financing, the SiriCOMM technology may never be commercially sold.

         From inception (April 24, 2000) through December 31, 2002, SiriCOMM has not generated any revenues. During the period from inception (April 24, 2000) through September 30, 2000, the years ended September 30, 2001 and 2002 and the three months ended December 31, 2002, SiriCOMM had net losses of $398,391, $470,597, $911,611 and $383,563 respectively. From inception through December 31, 2002, SiriCOMM's general and administrative expenses totaled $416,312 or 21% of expenses, of which $74,156, $160,748, $128,780 and $52,628 were incurred in the period from inception (April 24, 2000) through September 30, 2000, the years ended September 30, 2001 and 2002, and the three months ended December 31, 2002, respectively. As of December 31, 2002, the SiriCOMM incurred salaries and consulting fees of $1,074,570 or 54% of expenses, of which $271,543, $175,525, $544,377 and $83,125 were incurred in the period from inception (April 24, 2000) through September 30, 2000, the years ended September 30, 2001 and 2002, and the three months ended December 31, 2002, respectively. SiriCOMM's research and development costs were $294,294 or 15% of expenses of which $50,205, $73,787, $134,660 and $35,643 were incurred in the period from inception (April 24, 2000) through September 30, 2000, the years ended September 30, 2001 and 2002, and the three months ended December 31, 2002, respectively.

         From inception through December 31, 2002, SiriCOMM has incurred interest expenses primarily related to the issuance of convertible notes aggregating $1,000,000 or $61,447 or 2% of expenses, of which $4,609, $39,043 and $17,795 were incurred in the years ended September 30, 2001 and 2002, and the three months ended December 31, 2002, respectively.

         SiriCOMM has four (4) executive employee agreements with certain officers/directors. As part of these agreements, SiriCOMM is obligated to pay these individuals an aggregate annual compensation of $525,000 through February 2005.

Liquidity and Capital Resources
-------------------------------

         Since inception, SiriCOMM has financed its activities primarily from short-term loans. As of December, 2002, the amount of these loans aggregated $1,579,623. These loans are comprised of four (4) convertible notes in the aggregate amount of $1,000,000, a note payable to a former stockholder, Mr. Greg Sanders, in the principal amount of $166,584 , a credit facility with Southwest Missouri Bank (the "Bank") in the amount of $112,769 and eight (8) unsecured notes payable aggregating $300,000. On January 7, 2003 the $1,000,000 in convertible notes and accrued interest thereon were converted into an aggregate of 1,922,000 shares of the Company's common stock. The note payable to Mr. Sanders has a principal balance due as of December 31, 2002 of $166,584. This note bears interest at the rate of 2.5% per annum. Interest and principal is due in monthly installments of $10,000 per month through May 2004.

         In July 2002 SiriCOMM signed a note with the Bank for $121,325, bearing interest at 7% per annum requiring eleven monthly payments of $2,400, with the principal balance maturing on July 20, 2003. The proceeds of this note were used to substantially pay down the outstanding line of credit due to the Bank as of June 30, 2002.

         As of December 31, 2002, the Company had total assets of $149,645 and total current assets of $80,412. At December 31, 2002, the Company had total liabilities of $1,983,820 and total current liabilities of $1,934,131. The Company's working capital deficit at December 31, 2002 was ($ 1,853,719) and an equity deficiency of ($1,834,175).

         The Company is dependent on raising additional funding necessary to implement its business plan as outlined above. The Company's auditors have issued a "going concern" opinion on the financial statements for the year ended September 30, 2002, indicating that SiriCOMM is in the development stage of operations, has a working capital and net equity deficiency, is in default with respect to a substantial portion of its loan agreements and has not yet generated revenues through January 15, 2003 (the date of said auditors' report). These factors raise substantial doubt in the Company's ability to continue as a going concern. If the Company is unable to raise the funds necessary to build a network and fund its operations, it is unlikely that the Company will remain as a viable going concern.

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

                          PART II - OTHER INFORMATION

Item 1: Legal Proceedings

         None

Item 2: Changes in Securities and Use of Proceeds

         (a) None

         (b) None

         (c) On November 21, 2002 the Company issued an aggregate of 9,662,562 to the shareholders of SiriCOMM. These shares were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933. The SiriCOMM shareholders represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates.

         In December 2002, the Company borrowed an aggregate of $75,000 from an unaffiliated third party. In connection with this loan, the Company issued the lender an aggregate 29,525 shares of its common stock. The shares were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933. The lenders represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates.

         In early 2003 the Company borrowed an aggregate of $75,000 from two unaffiliated parties. In connection with these loans, the Company issued the lenders an aggregate 29,525 shares of its common stock. The shares were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933. The lenders represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates.

         On January 7, 2003 the Company issued an aggregate of 1,922,000 shares to Wasson (868,000) and Quest (1,054,000) in connection with the conversion of an aggregate of $1,000,000 of convertible notes and accrued interest thereon. The shares were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933. The lenders represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates.

         (d) Not Applicable

Item 3: Defaults upon Senior Securities

         None

Item 4: Submission of Matters to a Vote of Security Holders

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

Item 5: Other Information

         On November 21, 2002, as a direct result of the transactions referred to in Part I, Item 2 hereof, Henry P. (Hank) Hoffman, David N. Mendez, Kory S. Dillman and Tom Noland, shareholders and officers and directors of SiriCOMM, became "control persons" of the Company as that term is defined in the Securities Act of 1933, as amended. The status of Messrs. Hoffman, Mendez, Dillman and Noland arise from the issuance of an aggregate of 9,662,562 shares of the Company's common stock (approximately 99% of the total issued and outstanding shares) to the shareholders of SiriCOMM. Additionally, with the consummation of the transactions referred to in Item 2, Mr. Brendon K. Rennert, the sole officer and director of the Company prior to the transaction described below, resigned his positions as an officer and director of the Company. Henry
P. (Hank) Hoffman, David N. Mendez, Kory S. Dillman and Tom Noland were elected directors in his place and stead.

         The new Board of Directors then appointed the following officers:

         Henry P. (Hank) Hoffman    -    President and Chief Executive Officer

         David N. Mendez            -    Executive Vice President - Sales
                                           and Marketing

         Kory S. Dillman            -    Executive Vice President - Internet
                                           Business Development

         Tom Noland                 -    Executive Vice President -
                                           Administration, General Counsel
                                           and Secretary

         On November 21, 2002, the Company completed the acquisition of all of the issued and outstanding shares of SiriCOMM. Pursuant to the transaction, the Company issued an aggregate of 9,662,562 shares to the sixteen (16) shareholders of SiriCOMM. An aggregate of 8,179,419 shares were issued to Henry P. (Hank) Hoffman (5,762,303), David N. Mendez (1,098,331), Kory S. Dillman (1,023,535)
and Tom Noland (295,250), members of the Company's newly elected Board of Directors.

         The above-described transaction was intended to qualify as a tax-free reorganization, within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended.

         In connection with this transaction, the Company agreed to issue shares of its common stock to Quest Capital Alliance LLC ("Quest") and Mr. Jeff Wasson ("Wasson") upon the conversion of an aggregate of $1,000,000 in convertible notes issued by SiriCOMM to Quest ($500,000) and Wasson ($500,000). Pursuant to the terms of their respective convertible notes, Quest was entitled to 8.5% of the then outstanding shares of the Company and Wasson 7% of the then outstanding shares of the Company. On January 7, 2003, Quest converted its convertible notes into an aggregate of 1,054,000 shares of the Company's common stock and Wasson converted his convertible notes into an aggregate of 868,000 shares of the Company's common stock.

         On December 12, 2002, the Company entered into a consulting agreement with RJ Diamond Consulting for services related to NASD transactions, NASDAQ qualification and SEC reporting requirements. The agreement provides for such services to be provided through May 31, 2003 in exchange for the issuance of 716,000 post reverse split shares of the Company's stock. On December 23, 2002, as required by the agreement, the Company filed a Form S-8 Registration Statement to register the shares under the Securities Act of 1933. In December 2002, the Company issued 716,000 shares of common stock. As of February 18, 2003, no services had been performed under this agreement. It is managements' intent to terminate this agreement in the near future and shares issued pursuant to the agreement will be returned to the Company.

Item 6:  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  99.1     Certification pursuant to 18 U.S.C. Section 1350
                  99.2     Certification pursuant to 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K

                  A Current Report on Form 8-K was filed on December 3, 2002 to report the Change of Control of the Company whereby the officers and directors of SiriCOMM became "control persons" of the Company as well as the acquisition of SiriCOMM

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   February 19, 2003               SIRICOMM, INC.



                                         By:  /s/ Henry P. Hoffman
                                             -----------------------------------
                                             Henry P. Hoffman, President and
                                             Chief Executive Officer

                                 CERTIFICATION


         I, Henry P. Hoffman, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of SiriCOMM, Inc.;

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


February 19, 2003                         /s/ Henry P. Hoffman
                                         ---------------------------------------
                                          Henry P. Hoffman, President and CEO