Form 10QSB
period 2003-03-31
SIRICOMM INC
filed 2003-05-20
CIK 851199

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

For the Quarter Period Ended
March 31, 2003                                       Commission File No. 0-18399

                                 SIRICOMM, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



            Delaware                                        62-1386759
------------------------------                 ---------------------------------
   (State or jurisdiction of                   (IRS Employer Identification No.)
incorporation or organization)

2900 Davis Boulevard, Suite 130, Joplin, Missouri             64804
-------------------------------------------------          -----------
   (Address of Principal Executive Office)                  (Zip Code)

Registrant's telephone number, including area code:    (417) 626-9961

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

                                 Yes [X] No [ ]


The number of shares issued and outstanding of the Registrant's Common Stock, $.001 par value, as of May 14, 2003 was 12,903,283


================================================================================

                         PART I - FINANCIAL INFORMATION



Item 1:  Financial Statements


Condensed Consolidated Balance Sheet as of March 31, 2003                  3

Condensed Consolidated Statements of Operations for the three
 and six months ended March 31, 2003 and March 31, 2002                    4

Condensed Consolidated Statements of Changes in Stockholders' Equity
 for the period ended March 31, 2003                                       5

Condensed Consolidated Statements of Cash Flows for the six months
 ended March 31, 2003 and March 31, 2002                                   6

Notes to the Condensed Consolidated Financial Statements                7-17

                                         SIRICOMM, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                   March 31, 2003          September 30,
                                                                                     (unaudited)               2002
                                                                                 -------------------     -----------------
                                               ASSETS
Current assets:
  Cash                                                                           $             4,736     $          44,304
  Prepaid expenses and other current assets                                                        -                26,670
  Due from affiliates                                                                              -                15,000
                                                                                 -------------------     -----------------
     Total current assets                                                                      4,736                85,974

Furniture and equipment, net of accumulated depreciation
  of $32,055 and $22,408 as of March 31, 2003 and
  September 30, 2002, respectively                                                            64,410                74,057
                                                                                 -------------------     -----------------

     Total assets                                                                $            69,146     $         160,031
                                                                                 ===================     =================


                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of notes payable and long-term debt                         $           610,078     $       1,284,397
  Notes payable, related parties                                                              47,500                     -
  Subordinated convertible debenture                                                         100,000                     -
  Accounts payable                                                                           137,610                12,436
  Accrued expenses and other current liabilities                                             183,805               103,843
                                                                                 -------------------     -----------------
     Total current liabilities                                                             1,078,993             1,400,676

Notes payable and long-term debt, less current maturities                                     19,938                79,255
                                                                                 -------------------     -----------------
     Total liabilities                                                                     1,098,931             1,479,931
                                                                                 -------------------     -----------------

Stockholders' deficit:
   Common stock - par value $.001; 50,000,000 shares authorized; 11,743,283 and
     10,000,000 shares issued and outstanding as of
     March 31, 2003 and September 30, 2002, respectively                                      11,743                10,000
   Additional paid-in capital                                                              1,444,611               483,912
   Deficit accumulated during the development stage                                       (2,486,139)           (1,780,599)
   Treasury stock, 222 shares at cost                                                              -               (33,213)
                                                                                 -------------------     -----------------
      Total stockholders' deficit                                                         (1,029,785)           (1,319,900)
                                                                                 -------------------     -----------------

      Total liabilities and stockholders' deficit                                $            69,146     $         160,031
                                                                                 ===================     =================



                                   See Notes to Condensed Consolidated Financial Statements


                                                         SIRICOMM, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS




                                                          March 31, 2003                 March 31, 2002
                                               -------------------------------     -----------------------------
                                                    For the         For the          For the         For the        From Inception
                                                 Three Months      Six Months      Three Months     Six Months   (April 24, 2000) to
                                                  Then Ended       Then Ended       Then Ended      Then Ended      March 31, 2003
                                               ---------------   --------------    ------------    ------------- -------------------
Revenues                                       $             -   $            -    $          -    $           -    $            -

Operating expenses:
 General and administrative                             81,419          134,047          21,312           74,242           497,731
 Salaries and consulting fees                          173,549          256,674         187,111          270,236         1,248,119
 Research and development                                8,950           44,593          10,423           46,066           303,245
 Write-off of notes receivable                               -                -               -                -            50,000
 Depreciation                                            4,823            9,646               -            4,521            32,812
                                               ---------------   --------------    ------------    -------------    --------------
            Total operating expenses                   268,741          444,960         218,846          395,065         2,131,907
                                               ---------------   --------------    ------------    -------------    --------------

Operating loss                                        (268,741)        (444,960)       (218,846)        (395,065)       (2,131,907)

  Interest expense                                     (11,113)         (28,908)          5,246          (12,549)          (72,560)
  Loan costs                                           (42,123)        (231,672)        139,549          (50,000)         (281,672)
                                               ---------------   --------------    ------------    -------------    --------------

Net loss                                       $      (321,977)  $     (705,540)   $    (74,051)   $    (457,614)   $   (2,486,139)
                                               ===============   ==============    ============    =============    ==============

Net loss per share, basic and diluted          $         (0.03)  $        (0.09)   $      (0.01)   $      (48.02)   $        (1.90)
                                               ===============   ==============    ============    =============    ==============

Weighted average shares, basic and diluted          11,752,143        7,665,868      10,477,284            9,530         1,309,900
                                               ===============   ==============    ============    =============    ==============


                                 See Notes to Condensed Consolidated Financial Statements

                                                 SIRICOMM, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                       From Inception
                                                                     Six Months      Six Months       (April 24, 2000)
                                                                        Ended          Ended             Through
                                                                      March 31,       March 31,          March 31,
                                                                        2003            2002               2003
                                                                   ------------     ------------     -----------------
Cash flows from operating activities:
  Net loss                                                          $ (705,540)      $ (457,614)         $ (2,486,139)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation                                                   9,647            4,521                32,812
          Amortizaton of loan costs                                          -           50,000                50,000
          Loan costs funded from stock issuance                        210,710            9,000               210,612
          Stock-based compensation                                           -                -                 9,000
          Settlement expense funded from debt acquisition                    -                -                28,000
          Write-off of note receivable                                       -                -                50,000
            Changes in assets and liabilities:
              Current assets                                            15,000           (3,000)                    -
              Current liabilities                                      115,272           53,217               268,650
                                                                    ----------       ----------          ------------

Net cash flows from operating activities                              (354,911)        (343,876)           (1,837,065)
                                                                    ----------       ----------          ------------

Cash flows from investing activities:
  Cash acquired in business combination                                  1,479                -                   149
  Acquisition of furniture and equipment                                     -          (44,324)              (98,629)
  Proceeds from sale of equipment                                            -            1,408                 1,406
                                                                    ----------       ----------          ------------

Net cash flows from financing activities                                 1,479          (42,916)              (97,074)
                                                                    ----------       ----------          ------------

Cash flows from financing activities:
  Issuance of notes receivables                                              -                -               (50,000)
  Borrowings under line of credit, net                                       -                -                97,043
  Procceds from notes payables                                         325,000          527,304             1,376,035
  Proceeds from notes payable, related parties                          55,000                -                55,000
  Payment of notes payable                                             (66,136)               -              (169,086)
  Payment of loan costs                                                      -          (50,000)              (50,000)
  Advances from (repayments to) officers, net                                -           (3,471)              386,216
  Proceeds from sale of common stock                                         -                -               292,337
                                                                    ----------       ----------          ------------

Net cash flows from financing activities                               313,864          473,833             1,937,545
                                                                    ----------       ----------          ------------

Change in cash                                                         (39,568)          87,041                 3,406
Cash, beginning of period                                               44,304              895                     -
                                                                    ----------       ----------          ------------
Cash, end of period                                                 $    4,736       $   87,936          $      3,406
                                                                    ==========       ==========          ============


        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                              $    7,637       $    1,517          $     22,290
                                                                    ==========       ==========          ============

       SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Conversion of debt to 6,372 shares of common stock                  $        -       $        -          $    386,216
                                                                    ==========       ==========          ============

Acquisition of 1,694 shares of treasury stock for a note payable    $        -       $  253,524          $    253,524
                                                                    ==========       ==========          ============

Loan costs funded through issuance of stock                         $  210,611       $        -          $    210,611
                                                                    ==========       ==========          ============

Stock offering costs funded through issuance of stock               $   26,670       $   26,670          $     26,670
                                                                    ==========       ==========          ============

Debt assumed pursuant to reverse acquisition                        $  100,000       $        -          $    100,000
                                                                    ==========       ==========          ============

Conversion of debt to 1,922,000 shares of common stock              $1,000,000       $        -          $  1,000,000
                                                                    ==========       ==========          ============


                             See Notes to Condensed Consolidated Financial Statements

                                                         SIRICOMM, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD FROM INCEPTION (APRIL 24, 2000) THROUGH MARCH 31, 2003



                                               Common Stock          Additional
                                         -----------------------       Paid-in        Accumulated        Treasury
                                           Shares        Amount        Capital          Deficit            Stock          Total
                                         ----------     --------     -----------      ------------      -----------   ------------
Issuance of founder shares
  at inception                                3,333     $  3,333     $         -      $          -      $         -   $      3,333
Conversion of debt to equity                  6,372        6,372         379,844                 -                -        386,216
Net loss for the period                           -            -               -          (398,391)               -       (398,391)
                                         ----------     --------     -----------      ------------      -----------   ------------

Balances, September 30, 2000                  9,705        9,705         379,844          (398,391)               -         (8,842)

Issuance of common stock                        295          295         288,709                 -                -        289,004
Net loss for the year                             -            -               -          (470,597)               -       (470,597)
                                         ----------     --------     -----------      ------------      -----------   ------------

Balances, September 30, 2001                 10,000       10,000         668,553          (868,988)               -       (190,435)

Treasury stock acquisition
     (1,694 shares)                               -            -               -                 -         (253,524)      (253,524)
Issuance of 1,472 treasury shares
  of common stock                                 -            -        (184,641)                -          220,311         35,670
Net loss for the year                             -            -               -          (911,611)               -       (911,611)
                                         ----------     --------     -----------      ------------      -----------   ------------

 Balances, September 30, 2002                10,000       10,000         483,912        (1,780,599)         (33,213)    (1,319,900)

Reverse merger and reorganization         9,712,865         (277)       (247,892)                -           33,213       (214,956)
Stock issued for loan costs                  98,418           98         210,513                 -                -        210,611
Conversion of debt to equity              1,922,000        1,922         998,078                 -                -      1,000,000

Net loss for the period                           -            -               -          (705,540)               -       (705,540)
                                         ----------     --------     -----------      ------------      -----------   ------------

Balances, March 31, 2003                 11,743,283     $ 11,743     $ 1,444,611      $ (2,486,139)     $         -   $ (1,029,785)
                                         ==========     ========     ===========      ============      ===========   ============

                                    See Notes to Condensed Consolidated Financial Statements


                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2003
                                   (Unaudited)

1.       Nature of operations and summary of significant accounting polices:

         Nature of business and basis of presentation:

         SiriCOMM, Inc. is engaged in the development of broadband wireless application services technologies intended for use in the marine and transportation industries. SiriCOMM's development activities include integrating multiple technologies including satellite communications, the Internet, wireless networking, and productivity enhancing software into commercially viable products and services. SiriCOMM, Inc. expects to complete development activities and commence revenue-generating activities in late 2003.

         Acquisition:

         On November 21, 2002, SiriCOMM, Inc. (f/k/a Fountain Pharmaceuticals, Inc.), a Delaware corporation (the "Company" or "SiriComm") completed the acquisition of all the issued and outstanding shares of SiriCOMM, Inc. - a Missouri corporation ("SiriCOMM Missouri"). An aggregate 9,662,562 post-reverse split shares were issued to SiriCOMM Missouri shareholders. Furthermore, the Company agreed to issue the equivalent of 15.5% of the post-merger shares (1,922,000 post reverse split shares) to retire $1,000,000 of convertible notes issued by SiriCOMM Missouri. As a result and following completion of the acquisition, the sole director of the Company resigned and four of SiriCOMM Missouri's principal shareholders were elected in his place. In connection with this transaction the Company changed its name to "SiriCOMM, Inc."

         Since SiriCOMM Missouri is considered the acquirer for accounting and financial reporting purposes, the transaction has been accounted for in accordance with reverse acquisition accounting principles as though it were a recapitalization of SiriCOMM Missouri and a sale of shares by SiriCOMM Missouri in exchange for the net assets of the Company. The financial statements include the historical results of operations and cash flows of SiriCOMM Missouri from inception and operations of SiriCOMM Delaware from November 21, 2002 through March 31, 2003.

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2003
                                   (Unaudited)


1.       Nature of operations and summary of significant accounting polices
         (continued):

         Reporting periods:

         In connection with the acquisition discussed above, the financial information has been presented on a September 30 fiscal year end.

         Use of estimates:

         The preparation of financials statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Interim financial information:

         The financial statements for the quarter ended March 31, 2003 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2002 for the Company as filed in the annual report on Form 10-KSB, the quarter ended December 31, 2002 as filed on Form 10QSB and SiriCOMM Missouri as filed in an Amendment to Form 8K filed with the SEC on February 4, 2003.

         In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the six months ended March 31, 2003 and 2002 are not necessarily indicative of the results for a full year.

         The report of the Company's independent auditors for the year ended September 30, 2002 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty.

         Financial instruments:

         The carrying value of the Company's financial instruments, including cash, accounts payable and notes payable approximate their fair market values.

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2003
                                   (Unaudited)


1.       Nature of operations and summary of significant accounting polices
         (continued):

         Furniture and equipment:

         Furniture and equipment is depreciated using the straight-line method over the estimated useful life of 5 years.

         Stock-based compensation:

         The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 whereby compensation is recognized to the extent the market price of the underlying stock at the grant date exceeds the exercise price of the options granted. (There have been no options granted to employees since inception.) Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation.

         Research and development costs:

         The Company incurs costs, principally paid to outside consultants, associated with computer software to be marketed in the future. Costs incurred in connection with establishing technological feasibility have been expensed as research and development costs. Cost incurred subsequent to establishing technological feasibility, including coding and testing, will be capitalized.

         Income taxes:

         Effective November 21, 2002, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2003
                                   (Unaudited)


1.       Nature of operations and summary of significant accounting polices
         (continued):

         Prior to November 21, 2002, the operations of SiriCOMM Missouri were included in the personal income tax returns of the stockholders under Subchapter S of the Internal Revenue Code. The acquisition described in
         Note 1 resulted in the revocation of the Company's S corporation election.

         Net loss per share:

         Net loss per share represents the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential that could occur if convertible debt was converted into common stock. Diluted net loss per share is considered to be the same as basic net loss per share since the effect of the issuance of common stock associated with the convertible debt is anti-dilutive.

2.       Management's plan of operation:

         Since its inception, SiriCOMM has financed its activities primarily from short-term loans, a portion of which are in default (Note 3). To date, SiriCOMM has not introduced its products and services commercially, and has limited assets, significant liabilities and limited business operations. Managements' plan of operations for fiscal 2003 is for the Company to raise additional capital ($6-$10 million) and build a network to service up to 250,000 simultaneous users. The construction of the initial network is estimated to cost $4-$6 million and is expected to be financed by a private sale of securities. At this time, there are no firm commitments on anyone's part to invest in the Company and if the Company is unable to obtain such financing, the technology may never be commercially sold. The Company is in discussions with two technology companies to provide "in kind" products and services in exchange for equity in the Company. Additionally, the Company has been the recipient of a $1,000,000 Federally Guaranteed Economic Development loan by the U.S. Department of Agriculture predicated upon the Company's demonstration of raising $1,000,000 of equity. The Company has issued a term sheet to several interested individuals with the intention of raising $1,500,000.

         There can be no assurances that the Company will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

3.       Notes payable and long-term debt:

         Notes payable and long-term debt consists of the following at March 31,
         2003.
         Line of credit, bank, interest at 7%, secured by all assets of the
         Company (currently existing or thereafter acquired) and personally guaranteed by a stockholder of the Company, due July 20, 2003, or upon
         demand by the bank.                                                              $ 107,487

         Note payable, former stockholder, bearing interest at 2.5%, unsecured principal and interest due in monthly installments of $10,000 through
         May 2004.                                                                          147,529

         Notes payable bearing interest at 10%, unsecured, interest and
         principal due ranging from January 27, 2003 (a) through May 5, 2003.               100,000

         Notes payable, bearing interest ranging from 4% to 8%, unsecured, interest and principal due on the date that the Company shall receive
         sufficient invested or borrowed sums to pay all amounts due.                        50,000


                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2003
                                   (Unaudited)


3.       Notes payable and long-term debt (continued):
         Notes payable, bearing interest at 4%, unsecured, interest and principal due the earlier of the date which the Company shall receive sufficient invested or borrowed sums to pay all amounts due or the
         dates ranging from October 31, 2003 through May 5, 2004.                           225,000
                                                                                        -----------

                                                                                            630,016
         Less current maturities                                                           (610,078)
                                                                                        -----------
                                                                                        $    19,938
                                                                                        ===========

         Future maturities of notes payable and long-term debt are as follows:

         Year ending March 31,
                    2004                              $         610,078
                    2005                                         19,938
                                                      -----------------
                                                      $         630,016
                                                      =================

         (a) As of May 14, 2003, the Company was in default with respect to notes payable covering $75,000 of indebtedness.

4.       Notes payable, related parties:

         Related party promissory note:

         In November and December 2002, the Company borrowed $55,000 from major stockholders. The notes bear interest at 4%, are unsecured, and are due the earlier of either the date on which the Company shall receive sufficient invested or borrowed sums to pay all amounts owed on December 26, 2003. As of March 31, 2003, $7,500 has been repaid.

         Interest expense on these notes was nominal in the period ending March 31, 2003.

5.       Subordinated convertible debenture:

         On February 20, 2002, the Company issued a 6% Subordinated Convertible Debenture (the "Debenture") due May 31, 2002, in the principal amount of $100,000. The Debenture (principal and interest) is convertible into the Company's common stock at $1.00 per share, which resulted in a beneficial conversion feature of $100,000 at the time of conversion. The beneficial conversion feature amount was allocated to paid in capital and immediately charged to operations. Despite the fact that the Debenture was past due, the Debenture holder had not made a demand for payment or conversion as of March 31, 2003. On April 7, 2003, the Debenture holder submitted a notice of conversion to the Company and, in accordance with the terms of the Debenture, a conversion was made and affected and the Company issued 107,000 shares of the Company's common stock to the Debenture holder as full satisfaction of the Debenture.

6.       Stockholders' deficit:

         Common stock:

         In November 2002, in connection with the merger discussed in Note 1, the Company combined the outstanding shares of common stock to a single class of common stock and affected a one-for-sixty reverse split of the outstanding shares. In connection therewith, the par value of the stock was decreased to $0.001. Additionally, the authorized number of shares of common stock was increased to 50,000,000 shares and preferred stock authorized increased to 5,000,000 shares.

         On November 21, 2002, the Company issued 9,662,562 post-reverse split common shares in exchange for all of the outstanding common stock of SiriCOMM Missouri.

         In November 2002, the Company issued 716,000 shares of its common stock registered with the SEC on Form S-8, at the fair market value of the stock for services based on a consulting agreement. In February 2003, it was determined by mutual consent of the parties to the consulting agreement that the agreement would be cancelled and all shares issued were returned to the Company. The registration statement with regard to these shares was withdrawn on March 12, 2003.

         In January 2003, the Company issued 1,922,000 shares of its common stock in satisfaction of a $1,000,000 of convertible notes issued by SiriCOMM Missouri.

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2003
                                   (Unaudited)


6.       Stockholders' deficit (continued):

         The Company issued 98,416 shares of common stock (valued based on the average trading price of the stock for the previous 90 days or $210,611) for loan costs incurred. The related expense is included as loan costs in the accompanying financial statements. The Company has also accrued approximately $21,000 for loan costs for shares of common stock that were issued in April 2003.

         2002 Incentive stock option plan:

         The Company has adopted and the shareholders have approved an incentive stock option plan (the "Plan") covering 3,000,000 post-reverse split shares of the Company's common stock, pursuant to which eligible participants of the Company and its subsidiaries and affiliates are eligible to receive stock options, stock appreciation rights, restricted stock performance stock awards and bonus stock until May 15, 2012.

         The Plan permits the granting of non-transferable stock options that are intended to qualify as incentive stock options ("ISO's) under section 422 of the (Internal Revenue code of 1986) and stock options that do not so qualify ("Non-Qualified Stock Options"). The option exercise price for each share covered by an option shall be determined by the Stock Option Committee but shall not be less than 100% of the fair market value of a share on the date of grant. The term of each option will be fixed by the Stock Option Committee, but may not exceed 10 years from the date of the grant in the case of an ISO or 10 years and two days from the date of the grant in the case of a Non-Qualified Stock Option. In the case of 10% stockholders, no ISO shall be exercisable after the expiration of five years from the date the ISO is granted.

         Non-transferable stock appreciations rights ("SAR's") may be granted in conjunction with options, entitling the holder upon exercise to receive an amount in any combination of cash or unrestricted common stock of the Company as determined by the Stock Option Committee, not greater in value than the increase since the date of grant in the value of the shares covered by such right. Each SAR will terminate upon the termination of the related option.

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

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2003
                                   (Unaudited)


6.       Stockholders' deficit (continued):

         2002 Incentive stock option plan (continued):

         Performance shares of common stock may be awarded without any payment for such shares by the Stock Option Committee if specified performance goals established by the Committee are satisfied. The Committee shall establish the maximum number of shares of stock to be issued to a designated employee if the performance goals are attained. The Committee must certify in writing that a performance goal has been attained prior to issuance of any certificate for a performance stock awarded to any employee.

         The committee may also award shares of common stock as bonus stock to senior officers, consultants and employees designated by the Committee, without any payment for such shares and without any specified performance goals.

         The Plan provides (a) in the event of a "Change of Control" (as defined in the Plan), unless otherwise determined by the Stock Option Committee prior to such Change of Control, or (b) to the extent expressly provided by the Stock Option Committee at or after the time of grant, in the event of a "Potential Change of Control" (as defined in the Plan), (i) all stock options and related SAR's (to the extent outstanding for at least six months) will become immediately exercisable; (ii) the restrictions and deferral limitations applicable to outstanding restricted stock awards and deferred stock awards will lapse and the shares in question will be fully vested; and (iii) the value of such options and awards, to the extent determined by the Stock Option Committee, will be cashed out on the basis of the highest price paid (or offered) during the preceding 60-day period, as determined by the Stock Option Committee. The Change of Control and Potential Change of Control provisions may serve as a disincentive or impediment to a prospective acquirer of the Company and, therefore, may adversely affect the market price of the common stock of the Company.

7.       Income taxes:

         Deferred tax assets consist of the following at March 31, 2003:

         Net operating loss carryover                       $         272,000
         Valuation allowance                                         (272,000)
                                                            -----------------
                                                            $               -
                                                            =================

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2003
                                   (Unaudited)


7.       Income taxes (continued):

         Income tax (expense) benefit consists of the following at March 31, 2003:

         Current:
           Federal                                          $            -
                                                            --------------
         Deferred:
           Deferred                                                      -
           Benefit of net operating loss carryover                 215,000
           Change in valuation allowance                          (215,000)
                                                            --------------
                                                                         -
                                                            --------------
                                                            $            -
                                                            ==============

         The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                                 Percentage
                                                               of loss before
                                                                income taxes
                                                               March 31, 2003
                                                               --------------

         Statutory tax rate                                         35.0%
         State tax                                                   3.5%
         Change in deferred tax asset
           valuation allowance                                     (38.5%)
                                                                  --------
         Effective tax rate in accompanying
           statement of operations                                    0%
                                                                  ========
8.       Subsequent events:

         Conversion of a convertible note payable to common stock:

         On April 9, 2003, the Company issued an aggregate of 107,000 shares to an unaffiliated third party in connection with the conversion of $107,000 of a subordinated convertible debenture and interest. The shares were issued under the exemption from registration provided in
         Section 4(2) of the Securities Act of 1933. The lenders represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates.

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2003
                                   (Unaudited)


8.       Subsequent events (continued):

         Issuance of Bonus Stock:

         On April 14, 2003, the Company issued an aggregate of 330,000 shares of Bonus Stock to the partners of Sommer & Schneider LLP (Joel C. Schneider (15,000) and Herbert H. Sommer (15,000)) in consideration of legal services performed on behalf of the Company and Robert Smith (300,000) for services to be rendered to the Company. These shares were issued under the Company's 2002 Incentive Stock Option Plan and are fully paid, non-assessable, validly issued and registered with the SEC pursuant to a Registration Statement on Form S-8 filed with the SEC on April 14, 2003.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

SiriCOMM, Inc. ("Company"), was incorporated in the State of Delaware on March 23, 1989 as Fountain Pharmaceuticals, Inc. The Company ceased operations and had been inactive since July 2001.

On November 21, 2002, the Company completed the acquisition of SiriCOMM, Inc., a company organized under the laws of the State of Missouri in April 2000 ("SiriCOMM"). In connection with the acquisition, the Company changed its name to SiriCOMM, Inc. and the former director resigned his positions with the Company and appointed Henry P. Hoffman, David Mendez, Kory S. Dillman and Tom Noland officers and directors of the Company. As a result of the acquisition, the Company's business operations are those of SiriCOMM.

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

Management's plan of operation for the next twelve months is to raise additional capital and build a network to service up to 250,000 simultaneous users within six (6) months of raising capital. The construction of the initial network is estimated to cost $4-6 million and is expected to be financed by the private sale of the Company's securities following the SiriCOMM Acquisition. There are no firm commitments on anyone's part to invest in the Company or SiriCOMM and if the combined entity is unable to finance the acquisition through the private sale of its securities or other financing, the SiriCOMM technology may never be commercially sold. The Company is in discussions with two technology companies to provide "in kind" products and services in exchange for equity in the Company. Additionally, the Company has been the recipient of a $1,000,000 Federally Guaranteed Economic Development loan by the U.S. Department of Agriculture predicated upon the Company's demonstration of raising $1,000,000 of equity. The Company has issued a term sheet to several interested individuals with the intention of raising $1,500,000. The Company at this point has no assurances as to its ability to complete any of the above transactions.

From inception (April 24, 2000) through March 31, 2003, SiriCOMM has not generated any revenues. During the period from inception (April 24, 2000) through March 31 2003, SiriCOMM had net losses totaling $2,486,139. During the three months ended March 31, 2003, net losses totaled $321,977. From inception through March 31, 2003, SiriCOMM's general and administrative expenses totaled $497,731 or 23% of total expenses, while for the three months ended March 31, 2003 general and administrative expenses totaled $81,419 or 30% of total expenses. From inception through March 31, 2003, SiriCOMM incurred salaries and consulting fees of $1,248,119 or 59% of expenses, of which $173,549, or 65% of total expenses, was incurred during the three months ended March 31, 2003. Research and development costs were $303,245 or 14% of total expenses incurred in the period from inception (April 24, 2000) through March 31, 2003, while expenses incurred during the three months ended March 31, 2003 totaled $8,950 or 3% of total expenses.

From inception through March 31, 2003, the Company has incurred interest expenses primarily related to the issuance of convertible notes aggregating $1,000,000 (the "Convertible Notes") or $72,560, of which $28,908 was incurred during the three months ended March 31, 2003. The Convertible Notes were converted into 1,922,000 shares of common stock of the Company on January 7, 2003.

In February 2002, SiriCOMM entered into four executive employee agreements with certain officers/directors. As part of these agreements, SiriCOMM is obligated to pay these individuals an aggregate annual compensation of $525,000 through February 2005.

Liquidity and Capital Resources

Since inception, SiriCOMM has financed its activities primarily from short-term loans. As of January 1, 2003, the balance due on these loans aggregated $1,579,623. In January 2003, 1,922,000 shares of common stock of the Company was issued in exchange for the satisfaction of $1,000,000 of these loans. During the three months ended March 31, 2003, the Company borrowed an additional $75,000. As of March 31, 2003, the balance due on these loans aggregated $630,016

As of March 31, 2003, SiriCOMM had total assets of $69,146 and total current assets of $4,736. At March 31, 2003, SiriCOMM had total liabilities of $1,098,931 and total current liabilities of $1,078,993. SiriCOMM's working capital deficit at March 31, 2003 was $1,074,257 and an equity deficiency of $1,029,785.

SiriCOMM is dependent on raising additional funding necessary to implement its business plan as outlined above. SiriCOMM's auditors have issued a "going concern" opinion on the financial statements for the year ended September 30, 2002, indicating that SiriCOMM is in the development stage of operations, has a working capital and net equity deficiency, is in default with respect to a portion of its loan agreements and has not yet generated revenues through May 14, 2003. These factors raise substantial doubt in SiriCOMM's ability to continue as a going concern. If SiriCOMM is unable to raise the funds necessary to build a network and fund its operations, it is unlikely that SiriCOMM will remain as a viable going concern.


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

Item 3:  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

         None

Item 2:  Changes in Securities and Use of Proceeds

         (a)      None

         (b)      None

         (c) In December 2002 and January 2003, the Company borrowed an aggregate of $150,000 from three unaffiliated third parties. In connection with these loans, the Company issued the lenders an aggregate 59,050 shares of its common stock. The shares were issued under the exemption from registration provided in
                  Section 4(2) of the Securities Act of 1933. The lenders represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates. The Company utilized the proceeds of these loans for general working capital purposes.

                  On January 7, 2003, the Company issued an aggregate of 1,922,000 shares to two unaffiliated third parties in connection with the conversion of an aggregate of $1,000,000 of convertible notes. The shares were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933. The lenders represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates.

                  On April 9, 2003, the Company issued an aggregate of 107,000 shares to an unaffiliated third party in connection with the conversion of $107,000 of a subordinated convertible debenture and interest. The shares were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933. The lenders represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates.

                  On April 14, 2003, the Company issued an aggregate of 330,000 shares of Bonus Stock to the partners of Sommer & Schneider LLP (Joel C. Schneider (15,000) and Herbert H. Sommer (15,000)) in consideration of legal services performed on behalf of the Company and Robert Smith (300,000) for services to be rendered to the Company. Such shares were issued under the Company's 2002 Incentive Stock Option Plan and are fully paid, non-assessable, validly issued and registered with the SEC pursuant to a Registration Statement on Form S-8 filed with the SEC on April 14, 2003.

         (d)      Not Applicable

Item 3.: Defaults upon Senior Securities

         None


Item 4.: Submission of Matters to a Vote of Security Holders

         None

Item 5.: Other Information

         On March 14, 2003, Tom Noland resigned as Executive Vice President - Administrations, General Counsel, Secretary and Director. Mr. Noland will remain as Special Counsel to the Company.

         On March 21, 2003, J. Richard Iler was appointed Executive Vice President, - Chief Financial Officer and Corporate Secretary.

         On December 12, 2002 the Company entered into a consulting agreement with RJ Diamond Consulting. Pursuant to the agreement, the Company agreed to issue 716,000 shares to the consultant. On December 23, 2002, pursuant to the agreement, the Company filed a Registration Statement on Form S-8 registering these shares and the shares were issued to the consultant. On February 23, 2003, the Company and the Consultant agreed to terminate the agreement and the 716,000 shares were returned to the Company. Additionally, on March 12, 2003 the Company withdrew from the SEC the S-8 Registration Statement registering these 716,000 shares.

Item 6.: Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  99.1     Certification pursuant to 18 U.S.C. Section 1350
                  99.2     Certification pursuant to 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K

                  A Current Report on Form 8-K was filed on March 14, 2003 to report the resignation of Tom Noland as Executive Vice President - Administrations, General Counsel, Secretary and Director and J. Richard Iler was appointed Executive Vice President, - Chief Financial Officer and Corporate Secretary.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 19, 2003                   SIRICOMM, INC.



                                        By: /s/ Henry P. Hoffman
                                           -------------------------------------
                                           Henry P. Hoffman, President and
                                           Chief Executive Officer



                                        By:  /s/ J. Richard Iler
                                           -------------------------------------
                                           J Richard Iler, Executive Vice
                                           President and Chief Financial Officer

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


May 19, 2003


                                              /s/ Henry P. Hoffman
                                            ------------------------------------
                                             Henry P. Hoffman, President and CEO

                                  CERTIFICATION


         I, J. Richard Iler, certify that:

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


May 19, 2003

                                          /s/ J. Richard Iler
                                         ---------------------------------------
                                         J. Richard Iler, Vice President and CFO