Form 10QSB
period 2003-06-30
SIRICOMM INC
filed 2003-08-19
CIK 851199

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

For the Quarter Period Ended
June 30, 2003                                        Commission File No. 0-18399

                                 SIRICOMM, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                         62-1386759
------------------------------                 ---------------------------------
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

2900 Davis Boulevard, Suite 130, Joplin, Missouri            64804
--------------------------------------------------       -----------
   (Address of Principal Executive Office)                (Zip Code)

Registrant's telephone number, including area code:    (417) 626-9961

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

                                 Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 14, 2003 was 12,224,150.

================================================================================

                         PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements


         Condensed Consolidated Balance Sheets                               3

         Condensed Consolidated Statements of Operations for the three
           and nine months ended June 30, 2003 and June 30, 2002             4

         Condensed Consolidated Statements of Cash Flows for the nine
           months ended June 30, 2003 and June 30, 2002                      5

         Condensed Consolidated Statements of Changes in Stockholders'
           Equity for the period ended June 30, 2003                         6

         Notes to the Condensed Consolidated Financial Statements         7-20

                                                 SIRICOMM, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                       June 30, 2003         September 30,
                                                                                        (unaudited)              2002
                                                                                      --------------        --------------

                                               ASSETS
Current assets:
  Cash                                                                                $       10,516        $       44,304
  Prepaid expenses and other current assets                                                  243,429                26,670
  Deferred loan costs                                                                        279,791                     -
  Due from affiliates                                                                              -                15,000
                                                                                      --------------        --------------
     Total current assets                                                                    533,736                85,974

Furniture and equipment, net of accumulated depreciation
  of $36,878 and $22,408 as of June 30, 2003 and
  September 30, 2002, respectively                                                            59,587                74,057
                                                                                      --------------        --------------

     Total assets                                                                     $      593,323        $      160,031
                                                                                      ==============        ==============


                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of notes payable and long-term debt                              $      760,747        $    1,284,397
  Notes payable, related parties                                                              41,000                     -
  Accounts payable                                                                           148,159                12,436
  Accrued expenses and other current liabilities                                             368,414               103,843
                                                                                      --------------        --------------
     Total current liabilities                                                             1,318,320             1,400,676

Notes payable and long-term debt, less current maturities                                          -                79,255
                                                                                      --------------        --------------
     Total liabilities                                                                     1,318,320             1,479,931
                                                                                      --------------        --------------

Stockholders' deficit:
   Common stock - par value $.001; 50,000,000 shares authorized;
     12,180,284 and 10,000,000 shares issued; 11,985,033 and
     222,000 outstanding as of June 30, 2003 and September 30,
     2002, respectively                                                                       12,180                10,000
   Additional paid-in capital                                                              2,998,061               483,912
   Deficit accumulated during the development stage                                       (3,276,400)           (1,780,599)
   Treasury stock, 195,250 and 222,000 shares as of June
     30, 2003 and September 30, 2002, respectively                                          (458,838)              (33,213)
                                                                                      --------------        --------------
        Total stockholders' deficit                                                         (724,997)           (1,319,900)
                                                                                      --------------        --------------

      Total liabilities and stockholders' deficit                                     $      593,323        $      160,031
                                                                                      ==============        ==============


                                   See Notes to Condensed Consolidated Financial Statements.

                                                              3

                                                         SIRICOMM, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       June 30, 2003                   June 30, 2002
                                              -------------------------------  -------------------------------
                                                   For the         For the         For the          For the       From Inception
                                                Three Months     Nine Months     Three Months     Nine Months   (April 24, 2000) to
                                                 Then Ended      Then Ended       Then Ended       Then Ended      June 30, 2003
                                                -------------   ------------     ------------      ----------   --------------------
Revenues                                        $           -   $          -     $          -      $        -      $          -

Operating expenses:
 General and administrative                            83,097        217,144           21,819          96,061           580,828
 Salaries and consulting fees                         561,004        817,678          125,226         395,462         1,809,123
 Research and development                              18,274         62,867           88,593         134,659           321,519
 Write-off of notes receivable                              -              -                -               -            50,000
 Depreciation                                           4,824         14,470            4,800           9,321            37,636
                                                -------------   ------------     ------------      ----------      ------------

            Total operating expenses                  667,199      1,112,159          240,438         635,503         2,799,106
                                                -------------   ------------     ------------      ----------      ------------

Operating loss                                       (667,199)    (1,112,159)        (240,438)       (635,503)       (2,799,106)

Other expenses:
  Interest expense                                    (10,565)       (39,473)         (13,043)        (25,592)          (83,125)
  Loan costs                                         (112,497)      (344,169)         (50,000)        (50,000)         (394,169)
                                                -------------   ------------     ------------      ----------      ------------

Net loss                                        $    (790,261)  $ (1,495,801)    $   (303,481)     $ (711,095)     $ (3,276,400)
                                                =============   ============     ============      ==========      ============

Net loss per share, basic and diluted           $       (0.07)  $      (0.16)    $     (31.04)     $   (73.98)     $      (1.53)
                                                =============   ============     ============      ==========      ============

Weighted average shares, basic and diluted         11,971,706      9,097,620            9,778           9,612         2,144,032
                                                =============   ============     ============      ==========      ============


                                    See Notes to Condensed Consolidated Financial Statements.

                                                             4

                                                         SIRICOMM, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                       From Inception
                                                                   Nine Months      Nine Months       (April 24, 2000)
                                                                      Ended            Ended               Through
                                                                    June 30,          June 30,             June 30,
                                                                      2003              2002                 2003
                                                                   -----------       -----------         ------------
Cash flows from operating activities:
  Net loss                                                         $(1,495,801)      $  (711,095)        $ (3,276,400)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation                                                  14,470             9,321               37,636
          Amortizaton of loan costs                                          -            50,000               50,000
          Loan costs funded from stock issuance                        344,172                 -              344,172
          Stock-based compensation                                     473,370             9,000              482,370
          Settlement expense funded from debt acquisition                    -                 -               28,000
          Write-off of note receivable                                       -                 -               50,000
            Changes in assets and liabilities:
              Current assets                                            15,000                 -                    -
              Current liabilities                                      175,426           (10,989)             328,705
                                                                   -----------       -----------         ------------

Net cash flows from operating activities                              (473,363)         (653,763)          (1,955,517)
                                                                   -----------       -----------         ------------

Cash flows from investing activities:
  Cash acquired in business combination                                  1,479                 -                1,479
  Acquisition of furniture and equipment                                     -           (57,819)             (98,629)
  Proceeds from sale of equipment                                            -             1,406                1,406
                                                                   -----------       -----------         ------------

Net cash flows from financing activities                                 1,479           (56,413)             (95,744)
                                                                   -----------       -----------         ------------

Cash flows from financing activities:
  Issuance of notes receivables                                              -                 -              (50,000)
  Borrowings under line of credit, net                                       -                 -               97,043
  Procceds from notes payables                                         475,000         1,027,304            1,526,035
  Proceeds from notes payable, related parties                          55,000                 -               55,000
  Payment of notes payable, related party                              (14,000)                -              (14,000)
  Payment of notes payable                                             (77,904)          (28,479)            (180,854)
  Payment of loan costs                                                      -           (50,000)             (50,000)
  Advances from (repayments to) officers, net                                -           (29,471)             386,216
  Proceeds from sale of common stock                                         -                 -              292,337
                                                                   -----------       -----------         ------------

Net cash flows from financing activities                               438,096           919,354            2,061,777
                                                                   -----------       -----------         ------------

Change in cash                                                         (33,788)          209,178               10,516
Cash, beginning of period                                               44,304               895                    -
                                                                   -----------       -----------         ------------

Cash, end of period                                                $    10,516       $   210,073         $     10,516
                                                                   ===========       ===========         ============

        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                             $    10,596       $     3,038         $     25,249
                                                                   ===========       ===========         ============

          SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Conversion of debt to 6,372 shares of common stock                 $         -       $         -         $    386,216
                                                                   ===========       ===========         ============

Acquisition of 1,694 shares of treasury stock for a note payable   $         -       $   253,524         $    253,524
                                                                   ===========       ===========         ============

Stock offering costs funded through issuance of stock              $    26,670                           $     26,670
                                                                   ===========       ===========         ============

Debt assumed pursuant to reverse acquisition                       $   100,000       $         -         $    100,000
                                                                   ===========       ===========         ============

Conversion of debt to 1,922,000 shares of common stock             $ 1,107,000       $         -         $  1,107,000
                                                                   ===========       ===========         ============

Stockholder contribution of stock options on behalf
  of the Company                                                   $   351,250       $         -         $    351,250
                                                                   ===========       ===========         ============

Issuance of 1,189 shares of treasury stock for prepaid services    $         -       $    35,670         $     35,670
                                                                   ===========       ===========         ============

Stockholder contribution of 195,250 shares of common stock to
  the Treasury                                                     $   458,838       $         -         $    458,838
                                                                   ===========       ===========         ============


                              See Notes to Condensed Consolidated Financial Statements.

                                                         5

                                                         SIRICOMM, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD FROM INCEPTION (APRIL 24, 2000) THROUGH JUNE 30, 2003



                                            Common Stock             Additional
                                     -------------------------        Paid-in       Accumulated        Treasury
                                       Shares          Amount         Capital          Deficit           Stock            Total
                                     ----------       --------      -----------     ------------       ----------     ------------
Issuance of founder shares
  at inception                            3,333       $  3,333      $         -     $          -       $        -     $      3,333
Conversion of debt to equity              6,372          6,372          379,844                -                -          386,216
Net loss for the period                       -              -                -         (398,391)               -         (398,391)
                                     ----------       --------      -----------     ------------       ----------     ------------

Balances, September 30, 2000              9,705          9,705          379,844         (398,391)               -           (8,842)

Issuance of common stock                    295            295          288,709                -                -          289,004
Net loss for the year                         -              -                -         (470,597)               -         (470,597)
                                     ----------       --------      -----------     ------------       ----------     ------------

Balances, September 30, 2001             10,000         10,000          668,553         (868,988)               -         (190,435)

Treasury stock acquisition
  (1,694 shares)                              -              -                -                -         (253,524)        (253,524)
Issuance of 1,472 treasury shares
  of common stock                             -              -         (184,641)               -          220,311           35,670
Net loss for the year                         -              -                -         (911,611)               -         (911,611)
                                     ----------       --------      -----------     ------------       ----------     ------------

 Balances, September 30, 2002            10,000         10,000          483,912       (1,780,599)         (33,213)      (1,319,900)

Reverse merger and reorganization     9,712,866           (277)        (247,892)               -           33,213         (214,956)
Stock issued for loan costs              98,418             98          210,513                -                -          210,611
Conversion of debt to equity          2,029,000          2,029        1,104,971                -                -        1,107,000
Stock issued for services               330,000            330          451,469                -                -          451,799
Stock warrants issued for services            -              -          185,000                -                -          185,000
Stockholder contributions                     -              -          810,088                -         (458,838)         351,250
Net loss for the period                       -              -                -       (1,495,801)               -       (1,495,801)
                                     ----------       --------      -----------     ------------       ----------     ------------

Balances, June 30, 2003              12,180,284       $ 12,180      $ 2,998,061     $ (3,276,400)      $ (458,838)    $   (724,997)
                                     ==========       ========      ===========     ============       ==========     ============


                                     See Notes to Condensed Consolidated Financial Statements.

                                                            6

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)

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

         Since SiriCOMM Missouri is considered the acquirer for accounting and financial reporting purposes, the transaction has been accounted for in accordance with reverse acquisition accounting principles as though it were a recapitalization of SiriCOMM Missouri and a sale of shares by SiriCOMM Missouri in exchange for the net assets of the Company. The financial statements include the historical results of operations and cash flows of SiriCOMM Missouri from inception and operations of SiriCOMM Delaware from November 21, 2002 through June 30, 2003.

         Reporting periods:

         In connection with the acquisition discussed above, the financial information has been presented on a September 30 fiscal year end.

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)


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

         Interim financial information:

         The financial statements for the quarter ended June 30, 2003 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2002 for the Company as filed in the annual report on Form 10-KSB, the quarters ended December 31, 2002 and March 31, 2003 as filed on Form 10-QSB and SiriCOMM Missouri as filed in an Amendment to Form 8-K filed with the SEC on February 4, 2003.

         In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the nine months ended June 30, 2003 and 2002 are not necessarily indicative of the results for a full year.

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

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)


1.       Nature of operations and summary of significant accounting polices
         (continued):

         Deferred loan costs:

         The Company incurs costs to obtain financing. These costs primarily represent the fair market values of 1) common stock issued to lenders pursuant to notes payable the Company's agreements and 2) stock options granted by the President on the shares he holds of the Company's common stock. (Note 8) Loan costs are amortized over the terms of the notes payable.

         Furniture and equipment:

         Furniture and equipment is depreciated using the straight-line method over the assets' estimated useful lives of 5 years.

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

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)


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

         Recent accounting pronouncements:

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company's financial position or results of operations.

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)


1.       Nature of operations and summary of significant accounting polices
         (continued):

         Recent accounting pronouncements (continued):

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)


2.       Management's plan of operation:

         Since its inception, SiriCOMM has financed its activities primarily from short-term loans, a portion of which are in default (Note 3). To date, SiriCOMM has not introduced its products and services commercially, and has limited assets, significant liabilities and limited business operations. Managements' plan of operations for fiscal 2003 has been for the Company to raise additional capital ($6-$10 million) and build a network to service up to 250,000 simultaneous users. The construction of the initial network is estimated to cost $4-$6 million and is expected to be financed by a private sale of securities. At this time, there are no firm commitments on anyone's part to invest in the Company and if the Company is unable to obtain such financing, the technology may never be commercially sold. The Company is in discussions with two technology companies to provide "in kind" products and services in exchange for equity in the Company. Additionally, the Company has been the recipient of a $1,000,000 Federally Guaranteed Economic Development loan by the U.S. Department of Agriculture predicated upon the Company's demonstration of raising $1,000,000 of equity. The Company has issued a term sheet to several interested individuals with the intention of raising $1,500,000. The Company is presently in discussions with existing shareholders, merchant bankers and other investment entities to obtain this funding.

         Although the Company is encouraged by recent expression of interest, there can be no assurances that the Company will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)


3.       Notes payable:

         Notes payable consists of the following at June 30, 2003.

         Line of credit, bank, interest at 7%, secured by all
         assets of the Company (currently existing or
         thereafter acquired) and personally guaranteed by a
         stockholder of the Company, due July 20, 2004, or
         upon demand by the bank.                                  $ 102,110

         Note payable, former stockholder, bearing interest at
         2.5%, unsecured principal and interest due in monthly
         installments of $10,000 through May 2004 (a).               133,637

         Notes payable bearing interest at 10%, unsecured,
         interest and principal due ranging from November 1,
         2002 (b) through August 18, 2003.                           150,000

         Notes payable, bearing interest ranging from 4% to
         8%, unsecured, interest and principal due on the date
         that the Company shall receive sufficient invested or
         borrowed sums to pay all amounts due.                        50,000

         Notes payable, bearing interest at 4%, unsecured,
         interest and principal due the earlier of the date
         which the Company shall receive sufficient invested
         or borrowed sums to pay all amounts due or the dates
         ranging from October 31, 2003 through June 30, 2004.        325,000
                                                                   ---------
                                                                   $ 760,747
                                                                   =========


(a) As of August 14, 2003, the Company was in default on this note payable. The former stockholder filed suit for breach of contract in July 2003 (Note 9).
(b) As of August 14, 2003, the Company was in default with respect to notes payable covering $125,000 of indebtedness. The Company is in discussions with the applicable lenders to extend the terms of these agreements.

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)


4.       Notes payable, related parties:

         In November and December 2002, the Company borrowed an aggregate of $55,000 from one officer and one director of the Company. The notes bear interest at 4%, are unsecured, and are due the earlier of either the date on which the Company shall receive sufficient invested or borrowed sums to pay all amounts owed or June 30, 2003.

         Interest expense for the nine months ending June 30, 2003 and 2002 was nominal.

5.       Subordinated convertible debenture:

         On February 20, 2002, the Company issued a 6% Subordinated Convertible Debenture (the "Debenture") due May 31, 2002, in the principal amount of $100,000. The Debenture (principal and interest) was convertible into the Company's common stock at $1.00 per share, which resulted in a beneficial conversion feature of $100,000 at the time of conversion. The beneficial conversion feature amount was allocated to paid in capital and immediately charged to operations. On April 9, 2003, the Debenture and related accrued interest was converted to 107,000 shares of the Company's common stock.

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

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)


6.       Stockholders' deficit (continued):

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

         In January 2003, the Company issued 1,922,000 shares of its common stock in satisfaction of $1,000,000 of convertible notes issued by SiriCOMM Missouri.

         On April 9, 2003, the Company issued an aggregate of 107,000 shares of its common stock to an unaffiliated third party in connection with the conversion of $107,000 of a subordinated convertible debenture and accrued interest. The shares were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933.

         On April 14, 2003, the Company issued an aggregate of 330,000 shares of common stock to the partners of Sommer & Schneider LLP (Joel C. Schneider (15,000) and Herbert H. Sommer (15,000)) in consideration of legal services performed on behalf of the Company and Robert Smith (300,000) for services rendered from April 2003 through June 2003 to the Company. These shares were issued under the Company's 2002 Incentive Stock Option Plan and are fully paid, non-assessable, validly issued and registered with the SEC pursuant to a Registration Statement on Form S-8 filed with the SEC on April 14, 2003.

         From January through June 2003, the Company issued an aggregate of 98,418 shares of common stock (valued based on the average trading price of the stock for the previous 90 days or $210,611) for loan costs incurred. The Company has also accrued approximately $62,000 for loan costs related to shares due to be issued. The related expense of approximately $143,000 is included as loan costs and the remaining balance of approximately $130,000 is included as deferred loans costs in the accompanying financial statements.

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)


6.       Stockholders' deficit (continued):

         Treasury stock:

         In April 2003, the Company reacquired 195,250 shares of common stock as a contribution from a stockholder. These share are recorded at the fair market value of the Company's common on the date the shares were received by the Company.

         Common stock warrants:

         In May 2003, the Company entered into a consulting agreement whereby they are obligated to issue 370,000 common stock warrants with an exercise price of $1.00 and a fair market value of $458,838.

         Black Scholes Assumptions:

         The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 ("FAS 123"). There were no issuances of equity instruments to employees during the six months ended June 30, 2003.

         The Company used the Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for consulting expense incurred. The following assumptions were used for grants in 2003: No dividend yield, expected volatility of 122.18%; risk-free interest rates of 2% and expected lives of 2 years.

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

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)


6.       Stockholders' deficit (continued):

         2002 Incentive stock option plan (continued):

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

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)


6.       Stockholders' deficit (continued):

         2002 Incentive stock option plan (continued):

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

7.       Income taxes:

         Deferred tax assets consist of the following at June 30, 2003:

         Net operating loss carryover                       $         543,000
         Valuation allowance                                         (543,000)
                                                            -----------------
                                                            $               -
                                                            =================

         Income tax (expense) benefit consists of the following at June 30, 2003:

         Current:
           Federal                                          $               -
                                                            -----------------
         Deferred:
           Deferred                                                         -
           Benefit of net operating loss carryover                    543,000
           Change in valuation allowance                             (543,000)
                                                            -----------------
                                                                            -
                                                            -----------------
                                                            $               -
                                                            =================

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)


7.       Income taxes (continued):

         The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                               Percentage
                                                             of loss before
                                                              income taxes
                                                                June 30,
                                                                  2003
                                                             --------------
         Statutory tax rate                                        35.0%
         State tax                                                  3.5%
         Change in deferred tax asset
           valuation allowance                                    (38.5%)
                                                                --------
         Effective tax rate in accompanying
           statement of operations                                    0%
                                                                =======
8.       Related party transactions:

         Stockholder contributions:

         An officer and a major stockholder issued stock options on the Company's common stock owned by him on behalf of the Company. The fair value on the date of issuance of these stock options of approximately $350,000 (calculated using the Black-Scholes formula - see Note 6) was recorded as a capital contribution to the Company. Loan costs of approximately $200,000 and deferred loan costs of approximately $150,000 have been included in accompanying financial statements.

9.       Commitments and contingencies:

         Consulting agreements:

         In June 2003, the Company entered into a research consulting agreement which expires July 18, 2004. Pursuant to the agreement the Company is obligated to issue 55,944 shares of common stock, with a fair value of $80,000, which were valued at the average trading value for the five days subsequent to the execution of the agreement. As of June 30, 2003, the Company had not issued these shares and therefore $80,000 has been included in accrued expenses in the accompanying financial statements.

                          SIRICOMM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                   (Unaudited)


9.       Commitments and contingencies (continued):

         Consulting agreements (continued):

         On May 30, 2003, the Company entered into a business consulting agreement for $10,000 paid monthly which expires May 30, 2004. Pursuant to the agreement the Company is obligated to issue 370,000 transferable warrants to purchase 370,000 shares of common stock of the Company for $1.00 per share.

         Legal proceedings:

         On July 26, 2003, the Company was named a defendant in a lawsuit entitled Greg Sanders v. SiriComm, Inc. The action was brought in the Circuit Court of Newton County, Neosho, Missouri. The action is for breach of settlement contract and seeks damages in the principal amount of $134,000 plus an additional $30,000 in alleged acceleration interest. The Company acknowledges the debt and will attempt to negotiate a settlement of this matter. In the meantime, the Company has retained counsel to respond to the Complaint.

10.      Subsequent Events:

         Consulting agreements:

         July 2, 2003, the Company entered into a business consulting agreement which expires on January 1, 2004. Pursuant to this agreement the Company is obligated to issue 200,000 shares of common stock to as compensation for the consulting services.

         On August 7, 2003, the Company entered into a business consulting agreement which expires July 31, 2004. Pursuant to this agreement the Company is obligated to issue 416,000 shares of common stock to compensate for the consulting services. These shares are to be registered by the Company under the Securities Act of 1933 pursuant to a Registration Statement on Form S-8.

         Promissory notes:

         On July 29, 2003, the Company borrowed $25,000 from a related party, a director of the Company. The loan provides for a one year maturity, and interest at 4 percent annually. In connection with the loan, the Company agreed to issue 9,842 shares of the Company's common stock and an officer/major stockholder agreed to issue 25,000 stock options on behalf of the Company.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

SiriCOMM, Inc. ("Company"), was incorporated in the State of Delaware on March 23, 1989 as Fountain Pharmaceuticals, Inc. The Company ceased operations and had been inactive since July 2001.

On November 21, 2002, the Company completed the acquisition of SiriCOMM, Inc., a company organized under the laws of the State of Missouri in April 2000 ("SiriCOMM"). In connection with the acquisition, the Company changed its name to SiriCOMM, Inc. and the former director resigned his positions with the Company and appointed Henry P. Hoffman, David Mendez, Kory S. Dillman and Tom Noland officers and directors of the Company. On March 14, 2003, Tom Noland resigned as an officer. On April 9, 2003, J. Richard Iler replaced Mr. Noland as an officer and director of the Company. On August 11, 2003, the Company appointed Terry Thompson as a director of the Company.

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

The Company is presently in discussions with existing shareholders who have expressed a desire to infuse additional capital. Additionally, a Missouri based CAPCO has expressed interest in an equity contribution. The Company has engaged a merchant banker based in Connecticut to identify institutional investors who may similarly be interested in a private issue in this public entity. A Boston private equity firm is also reviewing the business plan to ascertain a possible interest.

From inception (April 24, 2000) through June 30, 2003, SiriCOMM has not generated any revenues. During the period from inception (April 24, 2000) through June 30, 2003, SiriCOMM had net losses totaling $3,276,400. During the three months ended June 30, 2003, net losses totaled $790,261. From inception through June 30, 2003, SiriCOMM's general and administrative expenses totaled $580,828 or 21% of total operating expenses, while for the three months ended June 30, 2003 general and administrative expenses totaled $83,097 or 13% of total operating expenses. From inception through June 30, 2003, SiriCOMM incurred salaries and consulting fees of $1,809,123 or 65% of operating expenses, of which $561,004, or 84% of total operating expenses was incurred during the three months ended June 30, 2003. Research and development costs were $321,519 or 12% of total operating expenses incurred in the period from inception (April 24, 2000) through June 30 2003, while expenses incurred during the three months ended June 30, 2003 totaled $18,274 or 3% of total operating expenses. These substantial declines were a result of 1) substantial completion of this research and development phase and 2) cash flow considerations.

From inception through June 30, 2003, the Company has incurred interest expenses $83,125, of which $10,565 was incurred during the three months ended June 30, 2003.

In February 2002, SiriCOMM entered into four executive employee agreements with certain officers/directors. As part of these agreements, SiriCOMM is obligated to pay these individuals an aggregate annual compensation of $525,000 through February 2005. On March 21, 2003 one of the executive officers resigned and his employment agreement was terminated. Accordingly, the Company's annual obligation was reduced to $390,000.

Liquidity and Capital Resources

Since inception, SiriCOMM has financed its activities primarily from short-term loans. As of January 1, 2003, the balance due on these loans aggregated $1,579,623. In January 2003, 1,922,000 shares of common stock of the Company were issued in exchange for the satisfaction of $1,000,000 of these loans. During the three months ended June 30, 2003, the Company borrowed an additional $150,000. As of June 30, 2003, the balance due on these loans aggregated $760,747.

As of June 30, 2003, SiriCOMM had total assets of $593,323, of which $533,736 was current. At June 30, 2003, SiriCOMM had total liabilities of $1,318,320, all of which is current. SiriCOMM's working capital deficit and equity deficiency at June 30, 2003 were $774,584 and $724,997 respectively.

SiriCOMM is dependent on raising additional funding necessary to implement its business plan as outlined above. SiriCOMM's auditors have issued a "going concern" opinion on the financial statements for the year ended September 30, 2002, indicating that SiriCOMM is in the development stage of operations, has a working capital and net equity deficiency, is in default with respect to a portion of its loan agreements and has not yet generated revenues through August 14, 2003. These factors raise substantial doubt in SiriCOMM's ability to continue as a going concern. If SiriCOMM is unable to raise the funds necessary to build a network and fund its operations, it is unlikely that SiriCOMM will remain as a viable going concern.

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

Item 3:  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

         On July 26, 2003 the Company was named a defendant in a lawsuit entitled Greg Sanders v. SiriComm, Inc. The action was brought in the Circuit Court of Newton County, Neosho, Missouri (CV303-559CC). The action is for breach of contract and seeks damages in the principal amount of $134,000 plus an additional $30,000 in alleged acceleration interest. The Company acknowledges the debt and will attempt to negotiate a settlement of this matter. In the meantime, the Company has retained counsel to respond to the Complaint.

Item 2:  Changes in Securities and Use of Proceeds

         (a)      None

         (b)      None

         (c) From December 2002 through July 2003, the Company borrowed an aggregate of $250,000 from seven unaffiliated third parties. In connection with these loans, the Company issued the lenders an aggregate 98,416 shares of its common stock. In connection with these loans, the Company's CEO issued an aggregate of 250,000 options to purchase shares of his own stock at $1.00 per share. On August 8, 2003 Mr. Terry Thompson, who had lent the Company an aggregate of $50,000 and received 19,684 of these shares and 50,000 of the aforementioned options, was elected a director of the Company. The shares were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933. The lenders represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates. The Company utilized the proceeds of these loans for general working capital purposes.

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

                  On April 14, 2003, the Company issued an aggregate of 330,000 shares of Bonus Stock to the partners of Sommer & Schneider LLP (Joel C. Schneider (15,000) and Herbert H. Sommer (15,000)) in consideration of legal services performed on behalf of the Company and Robert Smith (300,000) for services to be rendered from April through June 2003 to the Company. Such shares were issued under the Company's 2002 Incentive Stock Option Plan and are fully paid, non-assessable, validly issued and registered with the SEC pursuant to a Registration Statement on Form S-8 filed with the SEC on April 14, 2003.

                  On June 2, 2003 the Company entered into a letter agreement with The Research Works, Inc. ("RW"), pursuant to which RW agreed to provide equity research with respect to the Company's common stock. Pursuant to the Agreement, the Company agreed to issue $80,000 worth of the Company's common stock. Based on the price of the Company's common stock, the number of shares to be issued to RW is 55,944. To date, the Company has not issued these shares but intends on issuing them shortly.

                  On July 2, 2003, the Company entered into a consulting agreement with CLX & Associates pursuant to which the Company retained CLX to provide the Company with (i) short and long term strategic planning; (ii) short term crisis management;
                  (iii) short and long term marketing (iv) meetings with qualified companies for joint business ventures; (v) contracting and interviewing qualified accounting firms and legal counsel; (vi) recruitment selection of key executives and staff; (vii) internet and website design; and (viii) recommending and identifying of board members. Pursuant to the agreement, the Company issued to Mr. Robert Weidenbaum, President of CLX & Associates, 200,000 shares of its common stock. Such shares were issued under the Company's 2002 Incentive Stock Option Plan and are fully paid, non-assessable, validly issued and registered with the SEC pursuant to a Registration Statement on Form S-8 filed with the SEC on April 14, 2003.

         (d)      Not Applicable

Item 3.: Defaults upon Senior Securities

                  None

Item 4.: Submission of Matters to a Vote of Security Holders

                  None

Item 5.: Other Information

                  On May 30, 2003 the Company entered into a consulting agreement with Staunton McLane LLC. Pursuant to this agreement, Staunton McLane agreed to assist the Company in building its business both organically and strategically. The term of this agreement is for a minimum of 12 months, however, either party may cancel the agreement at the end of six months upon one month's written notice of cancellation. As compensation, the Company agreed to pay Staunton McLane $10,000 per month and issue 370,000 5-year common stock purchase warrants exercisable at $1.00 per share. To date, the Company has not paid any monies nor have they issued any warrants to Staunton McLane.

                  On August 7, 2003, the Company entered into a business consulting agreement which expires July 31, 2004. Pursuant to this agreement, the Company is obligated to issue 416,000 shares of common stock to compensate the Consultant. These shares will be issued from the Company's equity incentive plan, which has been registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-8.


Item 6.: Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report:

                  10.1 Consulting Agreement dated July 2, 2003 between the Company and CLX & Associates.

                  10.2 Consulting Agreement dated June 2, 2003 between the Company and The Research Works, Inc.

                  10.3 Consulting Agreement and addendums dated May 30, 2003 between the Company and Staunton McLane LLC.

                  31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) and Rule 15d-15(e).

                  31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) and Rule 15d-15(e).

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 19, 2003               SIRICOMM, INC.



                                     By:  /s/ Henry P. Hoffman
                                        ----------------------------------------
                                         Henry P. Hoffman, President
                                         and Chief Executive Officer



                                     By: /s/ J. Richard Iler
                                        ----------------------------------------
                                        J Richard Iler, Executive Vice President
                                        and Chief Financial Officer