Form 10KSB
period 2003-09-30
SIRICOMM INC
filed 2004-01-13
CIK 851199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2003

                           Commission File No. 0-18399

                                 SIRICOMM, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      62-1386759
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             2900 Davis Boulevard, Suite 130, Joplin, Missouri 64804
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (417) 626-9961

                                       N/A
             -----------------------------------------------------
             (Former name and address if changed since last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               (1) Yes [X] No [ ]
                               (2) Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended September 30, 2003: $ -0-

         The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of December 31, 2003 was approximately $5,124,118 based upon the closing sales price of the Company's Common Stock of $1.20 on December 31, 2003 (see Footnote (1) below).


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

         The number of shares outstanding of the Registrant's class of Common Stock, par value $.001 per share, as of December 31, 2003, was 13,065,344.



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

ITEM 1 - BUSINESS

Background

         SiriCOMM, Inc. ("SiriCOMM" or the "Company"), was incorporated in the State of Delaware on March 23, 1989 as Fountain Pharmaceuticals, Inc., to develop and commercialize certain proprietary compound encapsulation technologies for use in health care, agricultural, veterinary and consumer market items using technologies developed privately and assigned to the Company.

         The Company incurred losses and had a working capital deficit at June 21, 2001. Through June 21, 2001 these losses had been principally funded through sales of preferred stock ($2,500,000) to an entity controlled by the Company's former Chairman of the Board (Mr. Joseph S. Schuchert, Jr.) and advances of $2,716,500 from Mr. Schuchert which included a secured line of credit of $1,500,000 ("Secured Credit Agreement"). On June 21, 2001, Mr. Schuchert notified the Company that it was in default under the Secured Credit Agreement dated December 31, 1998. Mr. Schuchert requested immediate payment of the $1,500,000 principal and accrued interest due under the Secured Credit Agreement and, in the event such payments were not forthcoming on or before July 2, 2001, notice was given that Mr. Schuchert would take action to take possession of the Company's assets and other collateral as defined in the Secured Credit Agreement.

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

         SiriCOMM is engaged in the development of broadband wireless software and network infrastructure solutions for the commercial transportation industry and government market. The Company has a vertically integrated technology platform incorporating both software applications and broadband network infrastructure and access. The vertical-specific, enterprise-grade software solutions are designed to help businesses of any size and the government to significantly increase profitability, reduce operating costs, improve productivity and operational efficiencies, enhance safety, and strengthen security. The Company's unique, commercial-grade private network solution is built for enterprises and integrates multiple technologies to enable an ultra high-speed, open-architecture wireless data network for its software applications and Internet access. The Company believes that its vertical-specific software, network technology, deep industry relationships, and low cost of operations represent significant value to the commercial transportation industry and the government market.

         SiriCOMM's patent-pending network infrastructure solution provides considerable benefits when compared to other solutions competing in the space. The architecture transmits data at speeds of up to 48,000 kilobits per seconds ("kbps"), or 20 to 100 times faster than other wireless solutions such as GSM (9.6 kbps), CDMA2000-1XRTT (144 kbps), or Qualcomm's USAT (2 kbps). SiriCOMM will install network access nodes using Wireless Fidelity (Wi-Fi) access points at strategic locations nationwide. Each wireless local area network is interconnected using satellite communications and the company's proprietary server solution. The point-to-multipoint broadcast feature of the company's network provides considerable cost-to-bandwidth efficiencies. SiriCOMM's software applications leverage this optimized data network to deliver significant cost reduction and productivity improvement opportunities to subscribing companies. For a flat, low monthly fee subscribers will have access to a suite of productivity software, the Internet, e-mail, proprietary company intranet information, and similar business tools. Users will connect to the network using any 802.11-compatible device. For the most mobile subscribers, SiriCOMM recommends a Wi-Fi-enabled Palm OS handheld computer. SiriCOMM's solutions are expected to become commercially available during the second quarter of the year 2004.

Development of SiriCOMM's Business and Products

         Since SiriCOMM's inception in April of 2000, its founders have focused their efforts principally in three key areas - product development, pre-market demonstrations to potential customers, and the formation of critical industry alliances. The results of this disciplined approach are significant. First, a working prototype of the broadband wireless network and applications software was developed and refined into a highly marketable product. Patent applications are on file for the entire end-to-end system. Second, demonstrations of the prototype to qualified potential customers reaffirmed the feasibility of the network and the solid need for its unique services. SiriCOMM has made technical presentations to more than 30 communication, automobile, trucking and mobile technology companies during the last 24 months and has received favorable feedback at such demonstrations. As a result, the Company has letters of intent, memorandums of understanding, whitepapers, and similar strong expressions of support from multiple industry stakeholders. These include trucking companies, truck manufacturers, technology partners, trade associations, government agencies, etc.

         The first generation of SiriCOMM products can significantly improve the availability, timeliness, and accuracy of communications and decision support tools for most of the nation's law enforcement agencies and trucks that operate in North America. Ultimately, with minor modifications, the SiriCOMM products will be applicable in any industry requiring mobile communications from remote locations, such as recreational vehicles, yachts, and construction sites.

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

         Users will be able to connect to the SiriCOMM network whenever they are within range (up to approximately one-half mile) of one of several planned access locations. SiriCOMM has had fixed test locations in Joplin, Missouri,

Blacksburg, Virginia, Columbia, Missouri, Oklahoma City, Oklahoma and Rock Hill, South Carolina. The Company has deployed multiple mobile demonstration sites throughout the U.S. While in range, the subscriber will have wireless, universal access to the Internet and to an agency, or fleet intranet, if one exists. For a low, fixed monthly subscription fee subscribers will be able to communicate unlimited amounts of data and messages to their homes, offices, or client support centers using SiriCOMM's high-speed wireless network.

         At present SiriCOMM leases transponder access to the AMC-6 satellite on a month to month basis for $350 per month per ground location pursuant to an informal agreement with Cislunar, the satellite teleport operator. The agreement with Cislunar is an oral agreement for month-to-month supply and purchase of transponder usage. Cislunar has accommodated SiriCOMM by reselling a very small amount of capacity to SiriCOMM on an as-needed basis and Cislunar is willing to continue to do so until SiriCOMM is in a position to build out its network. At that time, usage will likely increase substantially and both Cislunar and SiriCOMM recognize that a written agreement will need to be in place. SiriCOMM plans to enter into a formal agreement for monthly transponder usage when the system is offered commercially. At each ground location, the satellite receiver is linked to the 2.4 Ghz wireless network utilizing a local server and SiriCOMM's technology for rapidly cache and serve network requests. There are no limitations or special licenses required to operate local two-way data communications at 2.4Ghz wireless frequencies.

         SiriCOMM does not have a commercial network presently running implementing its wireless data transmission technology. SiriCOMM is in the process of completing memorandums of understandings with three (3) major truck-stop chains which would enable it to build out 440 sites. It plans to build a network with the capacity to service up to 250,000 simultaneous users within 6 months of raising the needed capital. The construction of the initial network is estimated to cost $4-6 million and is expected to be financed by the private sale of the Company's debt or equity securities. The Company has commitments totaling $2,525,000 to be used for network implementation. These funds include a $1,000,000 note from Southwest Missouri Bank (SMB) guaranteed by the United States Department of Agriculture. The terms of this financing are very favorable to the Company. The balance of the commitments have been raised through a private placement of $1,525,000 which is currently held in escrow. The private placement consisted of 1,525,000 units, each unit consisted of one share of the Company's common stock and one three-year warrant exercisable at $2.00 per share. The purchase price per unit is $1.00. The Company intends on breaking escrow upon the closing of the $1,000,000 loan from SMB.

Research and Development

         SiriCOMM plans to spend approximately $30,000 on additional research and development to improve and refine the previously developed suite of wireless applications.

Distribution

         SiriCOMM plans to rely on agents and value added resellers for its sales and distribution. On August 7, 2003, SiriCOMM announced the execution of a multidimensional agreement with Pana-Pacific OEM Division. Under the agreement, Pana-Pacific will be co-marketing and reselling SiriCOMM's products and services, as well as marketing, selling and distributing 802.11-enabled computing devices used to access SiriCOMM's network.

         In addition to the Pana-Pacific agreement, SiriCOMM also has informal agreements with original equipment manufacturers, truck stop operators and other sales agents. These agreements will be finalized once network infrastructure is in place.

Competition

         SiriCOMM and countless other companies have developed many data transmission, location and network access products designed to meet the growing demand for communications services by businesses and government organizations that rely heavily on information technology. SiriCOMM's products will compete on the basis of product features, price, quality, reliability, brand name recognition, product breadth, developed sales channels, product documentation, product warranties and technical support and service. SiriCOMM believes that it will be generally competitive in each of these areas and that the services offered compared to cost provides competitive advantages. SiriCOMM's existing and potential competitors have significantly more financial, engineering, product development, manufacturing and marketing resources than it has. At present, there are no direct competitors to SiriCOMM's proposed products and services. Various businesses currently offer certain segments of SiriCOMM's comprehensive solution, but at much lower bandwidth, higher cost and/or with no software applications. There can be no assurance that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect SiriCOMM's ability to compete successfully in the future.

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

ITEM 2 - PROPERTIES

         We operate our business in a leased facility. We occupy approximately 2,000 square feet in a building in Joplin, Missouri. Our rent for this space is $1,200 per month. The Company leases the space on a month-to-month basis.

ITEM 3 - LEGAL PROCEEDINGS

           On July 26, 2003 the Company was named a defendant in a lawsuit entitled Greg Sanders v. SiriComm, Inc. The action was brought in the Circuit Court of Newton County, Neosho, Missouri (CV303-559CC). The action is for breach of contract and seeks damages in the principal amount of $150,000 plus acceleration of interest. The Company acknowledges the debt and is attempting to negotiate a settlement of this matter. In the meantime, the Company has retained counsel to respond to the Complaint.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's security holders for a vote during the course of the fourth quarter of this fiscal year.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A. Market Information

         The Company's Common Stock presently trades on the OTC Bulletin Board under the symbol "SIRC". From May 31, 1994 until November 21, 2002 our Common Stock traded on the OTC Bulletin Board under the symbol "FPHI."

         As of December 31, 2003, we reported 13,065,344 outstanding shares of common stock, $.001 par value.

         As of December 31, 2003 we had outstanding 213,417 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). Each share of Series A Preferred Stock converts into our Common Stock at the rate of $2.00 per share.

         As of December 29, 2003 we had outstanding 274,000 warrants and options.

         The following table sets forth certain information with respect to the high and low market prices of the Company's Common Stock for the fiscal years ended September 30, 2000, 2001, and 2002. The high and low market prices for the fourth quarter of 2002 reflects a 60-for-1 reverse stock split effective November 21, 2002. No trading market exists for shares of the Company's Class B Common Stock.

         Fiscal 2001                                 HIGH              LOW
         -----------                                 ----              ---
         First Quarter                               $.17              $.093
         Second Quarter                              $.07              $.05
         Third Quarter                               $.07              $.025
         Fourth Quarter                              $.045             $.02

         Fiscal 2002                                 HIGH              LOW
         -----------                                 ----              ---
         First Quarter                               $.05              $.01
         Second Quarter                              $.08              $.02
         Third Quarter                               $.06              $.025
         Fourth Quarter                              $4.25             $1.20

         Fiscal 2003                                 HIGH              LOW
         -----------                                 ----              ---
         First Quarter                               $4.00             $1.25
         Second Quarter                              $2.25             $1.20
         Third Quarter                               $2.40             $0.99
         Fourth Quarter                              $2.00             $0.80

         The closing price of the Company's Common Stock on December 31, 2003 was $1.20.

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

         C. Holders

         Records of the Company's stock transfer agent indicate that as of December 29, 2003, the Company had 49 record holders of its Common Stock. Since a significant number of the shares of the Company are held by financial institutions in "street name," it is likely that the Company has significantly more stockholders than indicated above. The Company estimates that it has approximately 1,500 record holders, including such shares held in "street name."

         D. Dividends

         The Company has not paid any cash dividends, to date, and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company.

         E. Recent Sales of Unregistered Securities

         On December 31, 2001, Park Street Acquisition Corporation acquired 3,500,000 shares of the Company's Class A Common Stock and 100,000 shares of Class B Common Stock from the Company for $180,000. In connection with this issuance, we relied on the exemption from registration pursuant to Section 4(2) of the Act for non-public offerings.

         On November 21, 2002, the Company completed the acquisition of all of the issued and outstanding shares of SiriCOMM, Inc. (Missouri). An aggregate of 9,662,562 shares were issued to SiriCOMM's 18 shareholders, including 5,762,303 issued to Henry P. Hoffman, the Company's President, CEO and Chairman, 1,098,331 issued to David N. Mendez, the Company's Executive V.P. - Sales and Marketing and a Director and 1,023,535 issued to Kory S. Dillman, the Company's Executive V.P. - Internet Business Development and a Director. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On January 7, 2003, the Company issued 29, 525 shares of its Common Stock to David and Rebecca Seidl and issued 19,683 shares of its Common Stock to John Cesta and Patti Ann's Dreams, Inc. in connection with loans made to the Company in the aggregate amount of $125,000. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On January 7, 2003, the Company issued 868,000 shares of its Common Stock to Jeff Wasson and 1,054,000 shares of its Common Stock to Quest Capital Alliance, L.L.C., pursuant to the conversion of convertible debt in the aggregate of $1,000,000. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On February 12, 2003, the Company issued 9,842 shares of its Common Stock to Carlye Wannenmacher in connection with a loan made to the Company in the amount of $25,000. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On April 14, 2003, the Company issued 107,000 shares of its Common Stock to Finter Bank Zurich pursuant to the conversion of convertible debt in the principal amount of $100,000 plus $7,000 of accrued interest. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On July 23, 2003, the Company issued an aggregate of 39,366 shares of its Common Stock to four individuals including 9,842 shares to Terry W. Thompson, a Director of the Company, in connection with loans made to the Company in the aggregate amount of $100,000. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On August 18, 2003, the Company issued 55,944 shares of its Common Stock to The Research Works, Inc. pursuant to a letter agreement. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On December 5, 2003, the Company issued 34,000 shares of its Common Stock to MCC Securities, Inc. pursuant to an agreement. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On December 10, 2003, the Company issued an aggregate of 213,417 shares of its Series A Preferred Stock to Quest Capital Alliance L.L.C. (161,165) and William and Joy Fotsch (52,252) pursuant to the conversion of an aggregate of $200,000 of debt due by the Company. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On December 31, 2003, we completed the sale of $1,525,000 units ("Units") to twenty-four accredited investors. Each Unit consists of one share of the Company's common stock and one three-year warrant exercisable at $2.00 per share. Among the investors in this offering was Terry Thompson, a director of the Company. The Units were sold under the exemption from registration provided in Section 4(2) of the Act.

         In November 2003, Robert J. Smith converted $154,443 of debt due to him by the Company into a like number of the Units. These Units have not been issued to date, but when issued will be issued under the exemption from registration provided in Section 4(2) of the Act.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Background

         On November 21, 2002, the Company completed the acquisition of SiriCOMM, Inc., a company organized under the laws of the State of Missouri in April 2000. In connection with the acquisition, the Company changed its name to SiriCOMM, Inc. As a result of the acquisition, the Company's business operations are those of SiriCOMM.

Critical Accounting Policies and Estimates:

         Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policy, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

         The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the Black-Scholes options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The following estimates are used for grants in 2003: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience of 122.18%; expected lives of 2 years is estimated based on management's judgment of the time period by which these instruments will be exercised.

Information Relating To Forward-Looking Statements

         This report, including the documents incorporated by reference in this report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results may differ materially from those discussed herein, or implied by these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

Results of Operations

         During fiscal 2003, SiriCOMM advanced its efforts towards commercialization of its products and services. To that end, SiriCOMM reached informal agreements with original equipment manufacturers, truck-stop operators and other sales agents. These agreements will be finalized one the network infrastructure is in place.

         General and administrative expenses increased from $674,000 in 2002 to $1,503,000 in 2003 as a direct result of the Company's developing and marketing its products and services, increased professional expenses and costs associated with raising debt and equity financing. Included in general & administrative expenses in 2003 is an aggregate of $1,088,000 in stock-based compensation charges (consulting and loan costs) which were minimal in 2002 ($69,000). Research and development expenses were minimal in 2003 (declining from $135,000 in 2002 to $78,000 in 2003 due to cash flow considerations.

         Interest expense increased from $40,000 in 2002 to $51,000 in 2003. The increase is attributable to increased borrowings in 2003.

Liquidity and Management's Plan of Operations

         On November 21, 2002, Fountain completed the acquisition of all of the issued and outstanding shares of SiriCOMM, Inc., a Missouri Corporation. An aggregate 9,623,195 post-reverse split shares were issued to SiriCOMM's 18 shareholders. Furthermore, the Company agreed to issue the equivalent of 15.5% of the post-merger entity to retire $1,000,000 of convertible debentures issued by SiriCOMM. As a result and following completion of the acquisition, the sole director of Fountain resigned and four of SiriCOMM's principal shareholders were elected in his place. In connection with this transaction the Company changed its name to "SiriCOMM, Inc."

         Since SiriCOMM is considered the acquirer for accounting and financial reporting purposes, the transaction will be accounted for in accordance with reverse acquisition accounting principles as though it were a recapitalization of SiriCOMM and a sale of shares by SiriCOMM in exchange for the net assets of Fountain. These financial statements include the historical results of operations and cash flows of SiriCOMM-Missouri.

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

         Since its inception, SiriCOMM has financed its activities primarily from short-term loans. During fiscal 2003, the Company borrowed an aggregate of $680,000 from several lenders. The Company issued promissory notes to these lenders. The notes have varying interest rates ranging from 4% to 10% and matured either during 2003 or mature as late as November 2004. In addition, of the $680,000, an aggregate of $400,000 has been converted into preferred or common equity of the Company Subsequent to September 30, 2003.

         SiriCOMM also has a Demand Note with a Bank. The Demand Note has the annual interest rate of 7% and SiriCOMM makes monthly installments of $2,409 per month, maturing July 20, 2004. The loan is secured by all assets of SiriCOMM and guaranteed by the Company's President and CEO.

         SiriCOMM is indebted to a former officer in the principal amount of $133,000. In connection with this indebtedness, SiriCOMM issued the former officer a Note in the principal amount of $133,000 bearing interest at the rate of 2.5%. This Note is unsecured and called for principal and interest to be paid in monthly installments of $10,000 through May 2004. The Company is in default and the former officer commenced legal proceedings in July 2003 against the Company seeking damages in excess of $150,000. (See Legal Proceedings)

         To date, SiriCOMM has not introduced its products and services commercially, has limited assets, significant liabilities and limited business operations. Managements' plan of operation for fiscal 2003 is to build a network to service up to 80,000 simultaneous users. The construction of the initial network is estimated to cost $4-$6 million and is expected to be financed by a private sale of the Company's debt or equity securities. The Company has commitments totaling $2, 525,000 to be used in part for network implementation. These funds include a $1,000,000 note from Southwest Missouri Bank (SMB) guaranteed by the United States Department of Agriculture. The terms of this financing are very favorable to the Company. The remaining funding commitments have been raised through a $1.525 million private placement. These funds are currently being held in escrow pending the closing of the SMB/USDA loan.

         There can be no assurances that the Company will be successful in obtaining further debt or equity financing in order to achieve its financial objectives.

         On January 3, 2003, the Board of Directors authorized the issuance of 1,922,000 shares of stock pursuant to the conversion of the aforementioned $1,000,000 in convertible debt of SiriCOMM Missouri.

         On April 14, 2003, the Company issued 107,000 shares of its common stock to Finter Bank Zurich pursuant to the conversion of convertible debt in the principal amount of $100,000 plus $7,000 of accrued interest.

Contractual Obligations and Commercial Commitments:

Contractual obligations as of September 30, 2003 are as follows:


                                 Payments Due by Period
---------------------- ---------------------------------------------------------
Contractual                      Less than                           After
Obligations             Total      1 year    1-3 years   4-5 years  5 years
---------------------- --------- ----------- ---------- ---------- -------------
Long-term debt         $843,394    $693,394   $150,000  $     -    $     -
---------------------- --------- ----------- ---------- ---------- -------------
Operating leases              -           -          -        -          -
---------------------- --------- ----------- ---------- ---------- -------------
Total contractual cash
obligations            $843,394    $693,394   $150,000  $     -    $     -
---------------------- --------- ----------- ---------- ---------- -------------

Recent accounting pronouncements:

         During April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections (SFAS 145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses From Extinguishments of Debt (SFAS No. 4), which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in APB No. 30, Reporting the Results of Operations. In the absence of SFAS No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this standard currently has no financial reporting implications.

         During April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections (SFAS 145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses From Extinguishments of Debt (SFAS No. 4), which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in APB No. 30, Reporting the Results of Operations. In the absence of SFAS No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this standard currently has no financial reporting implications.

         During November 2002, the FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability under such agreements only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, Accounting for Contingencies. In addition, Interpretation 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002. The Company currently has no guarantees, contracts or indemnification agreements that would require accounting recognition under the new standard.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim and annual periods beginning after December 15, 2003 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and, therefore, adoption of this standard currently has no financial reporting implications.

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

ITEM 7 - FINANCIAL STATEMENTS

         Financial statements are included under Item 13(A) and may be found at pages F-1 through F-16.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A - CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         A. Identification of Executive Officers and Directors

         The following table sets forth certain information with respect to each of the executive officers and directors of the Company. Each of the directors named below will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified.

Name                        Age     Position(s) Held
----                        ---     ----------------
Henry P. (Hank) Hoffman     51      President, CEO and Chairman
David N. Mendez             41      Executive Vice President - Sales and
                                      Marketing   and a Director
Kory S. Dillman             31      Executive Vice President - Internet Business
                                      Development and a Director
J. Richard Iler             51      Chief Financial Officer, Director
Terry W. Thompson           51      Director


         B. Business Experience


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

J. Richard Iler

         Mr. Iler was appointed Chief Financial Officer and elected to the Board of Directors in April 2003. From 2001 through 2003, Mr. Iler was managing director of a private equity fund responsible for financing activities, management consulting and investor relations of the funds portfolio companies. From 1998 through 2001, Mr. Iler was Chief Financial Officer of United American e-Health Technologies, a publicly traded company. Mr. Iler assisted this company in raising capital and preparation of regulatory filings. Mr. Iler graduated form Grand Valley State University in Allendale, Michigan with a B.S. and attended South Texas College of Law in Houston, Texas.

Terry W. Thompson

         Mr. Thompson was elected to the Board of Directors in August 2003. In 2002, Mr. Thompson retired as President of Jack Henry and Associates, a provider of integrated computer systems and processor of ATM and debit card transactions for banks and credit unions. Mr. Thompson joined Jack Henry in 1990 as Chief Financial Officer was appointed President in 2001 guiding the Company from $15 million in revenues to more than $365 million and from 98 employees to 2300 employees. It is anticipated that Mr. Thompson will be named Chairman of the Company's Audit Committee, when organized.

Board of Directors; Audit Committee

         The Board of Directors held two meetings during fiscal 2003.

         Our Board of Directors has not designated one of its members to serve as its financial expert. Further, our Board of Directors has not established an audit committee. At or before our next meeting of shareholders, we expect establish and audit committee and consider designation of an independent member of the Board as our financial expert. During 2003, the Board did not have an independent member who met the financial expert qualifications of the Sarbanes-Oxley Act.

Directors' Compensation

         The Company has a policy of not granting fees to directors who attend a regularly scheduled or special meeting of its Board of Directors. However, the Company may reimburse out-of-state directors for their cost of travel and lodging to attend such meetings.

Involvement in Certain Legal Proceedings

         On July 26, 2003 the Company was named a defendant in a lawsuit entitled Greg Sanders v. SiriComm, Inc. The action was brought in the Circuit Court of Newton County, Neosho, Missouri (CV303-559CC). The action is for breach of contract and seeks damages in the principal amount of $150,000 plus an additional $30,000 in interest. The Company acknowledges the debt and will attempt to negotiate a settlement of this matter. In the meantime, the Company has retained counsel to respond to the Complaint.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 2003, all Reporting Persons timely complied with all filing requirements applicable to them.

Code of Ethics

         We have adopted a Code of Ethics and Business Conduct for Officers and Directors and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives. Copies of these codes are filed as exhibits to this Form 10-KSB Report.

ITEM 10 - EXECUTIVE COMPENSATION

Summary  Compensation  Table

         The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2002 and 2003. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                          SUMMARY COMPENSATION TABLE

                                                                                                    Long Term
                                                           Annual Compensation                    Compensation
                                                           -------------------                    ------------

                                                Fiscal Year
                                                   Ended
Name and Principal Position                    September 30      Salary ($)      Bonus ($)      Options/SARS (#)
--------------------------                    ------------      ----------      ---------      ----------------
Henry P. Hoffman (a)                               2003        $  150,000            -                  -
President, CEO and Chairman                        2002           118,269            -                  -

David N. Mendez (b)                                2003           125,000            -                  -
EVP- Sales and Marketing and Director              2002            93,750            -                  -

Kory S. Dillman (b)                                2003           125,000            -                  -
EVP - Internet Business Development                2002            98,558            -                  -
and Director

(a) includes $68,750 in accrued and unpaid compensation.
(b) includes $57,292 in accrued and unpaid salary

Employment Contracts

         We have employment agreements with three of our executive officers, Henry P. Hoffman, David N. Mendez and Kory S. Dillman.

         Mr. Hoffman's employment agreement, dated February 19, 2002 has an initial term of three (3) years and a base annual salary of $150,000. Thereafter the agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors. This agreement also provides for a monthly car allowance to be fixed by and paid at the sole discretion of the Company's Board of Directors.

         Mr. Mendez' employment agreement, dated February 19, 2002 has an initial term of three (3) years and a base annual salary of $125,000. Thereafter the agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors. This agreement also provides for a monthly car allowance to be fixed by and paid at the sole discretion of the Company's Board of Directors.

         Mr. Dillman's employment agreement, dated February 19, 2002 has an initial term of three (3) years and a base annual salary of $115,000, which has been increased to $125,000. Thereafter the agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors. This agreement also provides for a monthly car allowance to be fixed by and paid at the sole discretion of the Company's Board of Directors.

Stock Options

2002 Incentive Stock Option Plan

         The Company in 2002, adopted a 2002 Equity Incentive Plan (the "Plan"). The Plan designates a Stock Option Committee appointed by the Board of Directors and authorizes the Stock Option committee to grant or aware to eligible participants of the Company and its subsidiaries and affiliates, until May 15, 2012, stock options, stock appreciation rights, restricted stock performance stock awards and Bonus Stock awards for up to 3,000,000 shares of the New Common Stock of the Company. The initial members of the Stock Option Committee have not yet been appointed. During fiscal 2003, the Company issued no options and or bonus shares under the plan. Subsequent to fiscal 2003, 200,000 options were granted under the plan which were approved by the Board of Directors.

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

         6. Performance Stock. Performance shares of Common Stock may be awarded without any payment for such shares by the Stock Option Committee if specified performance goals established by the Committee are satisfied. The designation of an employee eligible for a specific Performance Stock Award shall be made by the Committee in writing prior to the beginning of the period for which the performance is based. The Committee shall establish the maximum number of shares to stock to be issued to a designated Employee if the performance goal or goals are met. The committee reserves the right to make downward adjustments in the maximum amount of an Award if, in it discretion unforeseen events make such adjustment appropriate. The Committee must certify in writing that a performance goal has been attained prior to issuance of any certificate for a Performance Stock Award to any Employee.

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

         In December 1998, the Company adopted the Fountain Pharmaceuticals, Inc. 1998 Stock Option Plan (the 1998 Plan). Nonqualified and incentive stock options may be granted under the 1998 Plan. The term of options granted under the 1998 Plan are fixed by the plan administrator provided, however, that the maximum option term may not exceed ten (10) years from the grant date and the exercise price per share may not be less than the fair market value per share of the Common Stock on the grant date. Under the 1998 Plan, all full-time employees of the Company or its subsidiaries, including those who are officers and directors, non-employee directors and consultants are eligible to receive options pursuant to the 1998 Plan, if selected. Directors and consultants are also eligible. The 1998 Plan provided for the authority to issue options covering up to 750,000 shares of the Company's Common Stock; provided, however, that option to purchase no more than 500,000 shares shall be granted to any one participant. As a result of the 60 for 1 reverse stock split effectuated on November 21, 2002, the 1998 Plan covers only 12,500 shares of the Company's common stock and the Board abandoned this plan.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2003, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon the total number of shares of Common Stock outstanding. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.

                                       Amount of                 Percent of
Name and Address                Beneficial Ownership(1)  Beneficial Ownership(2)
----------------                -----------------------  -----------------------
Henry P. Hoffman                      5,762,303                 44.1%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

David N. Mendez                       1,098,331                  8.4%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

Kory S. Dillman                       1,023,535                  7.8%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

J. Richard Iler (3)                     125,000                  0.9%
12 Jennifer Drive
Westford, MA  01886

Terry W. Thompson (4)                    69,684                  0.5%
406 N. Belaire
Monett, MO  65708

All Directors and Officers
 as a Group (5 Persons)               8,078,853                 61.7%

(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire within 60 days through the exercise of warrants or the conversion of Preferred Stock pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the Securities Exchange Act of 1934.
(2)      Based upon 13,065,344 shares issued and outstanding.
(3) Includes 125,000 shares which may be obtained by Mr. Iler upon the exercise of a like number of options exercisable at $1.00 per share.
(4) Includes 50,000 shares which may be obtained by Mr. Thompson upon the exercise of a like number of options exercisable at $1.00 per share.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From December 2002 through September 2003, the Company borrowed an aggregate of $375,000 from unaffiliated third parties. In connection with these loans, the Company issued the lenders an aggregate 137,782 shares of its common stock. In connection with these loans, the Company's CEO issued an aggregate of 375,000 options to purchase shares of his own stock at $1.00 per share. On August 8, 2003 Mr. Terry Thompson, who had lent the Company an aggregate of $50,000 and received 19,684 of these shares and 50,000 of the aforementioned options, was elected a director of the Company. The shares were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933. The lenders represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates. The Company utilized the proceeds of these loans for general working capital purposes.

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

         A. Financial Statements filed as part of this Report:
                                                                  Page Reference

            Report of Independent Auditors                              F-1

            Balance Sheet as of September 30, 2002                      F-2

            Statements of Operations for the years ended                F-3
              September 30, 2003 and 2002

            Statements of Stockholders' Deficit for the                 F-4
              years ended September 30, 2003 and 2002

            Statements of Cash Flows for the years ended                F-5
              September 30, 2003 and 2002

            Notes to Financial Statements for the years            F-6 thru F-18
              ended September 30, 2003 and 2002

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

                  4.2 Copy of Specimen Stock Certificate of Series A Preferred Stock (Incorporated by reference to Exhibit
                           4.3 to the July 1997 Form 8-K)

                  10.1 Capital Stock Purchase Agreement between Fountain Holdings LLC, Joseph S. Schuchert, Jr. and Park Street Acquisition Corporation dated December 31, 2001. (Incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K Report dated December 31,
                           2001)

                  10.2 Capital Stock Purchase Agreement between Fountain Pharmaceuticals, Inc. and Park Street Acquisition Corp. dated December 31, 2001. (Incorporated by reference to Exhibit 1.2 to the Registrant's Form 8-K Report dated December 31, 2001)

                  10.3 Securities Exchange Agreement dated as of April 5, 2002 between the Company and the holders of the common stock of SiriCOMM, Inc. (Missouri) (Incorporated by reference to Exhibit 2.1 to the November 21, 2002 Form 8-K)

                  10.4 Amendment to Securities Exchange Agreement dated as of June 5, 2002 between the Company and the shareholders of SiriCOMM, Inc. (Missouri) (Incorporated by reference to Exhibit 2.2 to the November 21, 2002 Form 8-K)

                  10.5 Amendment No. 2 to Securities Exchange Agreement dated as of November 21, 2002 between the Company and the shareholders of SiriCOMM, Inc. (Missouri) (Incorporated by reference to Exhibit 2.3 to the November 21, 2002 Form 8-K)

                  10.6 $121,325 - 7% Note issued by SiriCOMM, Inc. to Southwest Missouri Bank dated July 20, 2002. (Incorporated by reference to Exhibit 4.5 to the November 21, 2002 Form 8-K)

                  10.7 Consulting Agreement dated July 2, 2003 between the Company and CLX & Associates (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended June 30, 2003)

                  10.8 Consulting Agreement dated June 2, 2003 between the Company and The Research Works, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-QSB for the quarter ended June 30, 2003)

                  10.9 Consulting Agreement and addendums dated May 30, 2003 between the Company and Staunton McLane LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-QSB for the quarter ended June 30, 2003)

                  10.10 Employment Agreement dated February 19, 2002 between the Company and Henry P. Hoffman

                  10.11 Employment Agreement dated February 19, 2002 between the Company and Kory S. Dillman

                  10.12 Employment Agreement dated February 19, 2002 between the Company and David N. Mendez

                  10.13 Letter to Staunton McLane from the Company dated November 28, 2003 terminating the service agreement.

                  14.1     Code of Business Conduct

                  14.2     Code of Ethics for Financial Executives

                  31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

                  31.2 Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

                  32.1     Certification pursuant to 18 U.S.C. Section 1350.

                  32.2     Certification pursuant to 18 U.S.C. Section 1350.


         D. Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 13 day of January, 2004.

                                       SiriCOMM, Inc.


                                       By: /s/ Henry P. Hoffman
                                          --------------------------------------
                                           Henry P. Hoffman
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal Executive                   Title                         Date
-------------------                   -----                         ----

/s/ Henry P. Hoffman         President, Chief Executive       January  13, 2004
-----------------------      Officer and Director
Henry P. Hoffman


/s/ J. Richard Iler          Chief Financial Officer and      January  13, 2004
-----------------------      Director
J. Richard Iler


Directors
---------

/s/ David N. Mendez          Executive Vice President -       January  13, 2004
-----------------------      Sales and Marketing and
David N. Mendez              Director


/s/ Kory S. Dillman          Executive Vice President -       January  13, 2004
-----------------------      Internet Business Develop.
Kory S. Dillman              and Director


                             Director                         January  __, 2004
-----------------------
Terry W. Thompson

                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page

Report of Independent Auditors                                         F-1

Balance Sheet as of September 30, 2003                                 F-2

Statements of Operations for the years ended                           F-3
September 30, 2003 and 2002

Statements of Stockholders' Deficit for the                            F-4
years ended September 30, 2003 and 2002

Statements of Cash Flows for the years ended                           F-5
September 30, 2003 and 2002

Notes to Financial Statements for the years                            F-6
ended September 30, 2003 and 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
SiriCOMM, Inc. and Subsidiary
Joplin, Missouri

We have audited the accompanying consolidated balance sheet of SiriCOMM, Inc. and Subsidiary (the "Company"), a development stage enterprise, as of September 30, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended September 30, 2003 and 2002 and for the period from inception (April 24, 2000) through September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2003, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 and for the period from inception (April 24, 2000) through September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company is in the development stage, and has not yet earned revenues from operations, has working capital and equity deficiencies of $389,758 and $504,994, respectively, at September 30, 2003 and is in default with respect to a substantial portion of its loan agreements. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plans related to these conditions are also discussed in
Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                               /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
January 11, 2004

                                                  SIRICOMM, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   CONSOLIDATED BALANCE SHEET
                                                       SEPTEMBER 30, 2003



                                                             ASSETS
Current assets:
    Cash                                                                                              $       56,300
    Prepaid expenses and other current assets                                                                639,316
    Deferred loan costs, net                                                                                 181,940
                                                                                                      --------------
       Total current assets                                                                                  877,556

Furniture and equipment, net of accumulated depreciation of $41,701                                           54,764
                                                                                                      --------------
                                                                                                      $      932,320
                                                                                                      ==============

                                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable, bank                                                                               $       96,640
    Current maturities of long-term debt:
       Officers and directors                                                                                 59,757
       Other                                                                                                 633,637
    Accounts payable:
       Stockholder                                                                                            25,000
       Other                                                                                                  76,181
    Accrued expenses and other current liabilities                                                           376,099
                                                                                                      --------------
       Total current liabilities                                                                           1,267,314

Long-term debt, less current maturities                                                                      150,000
Other liabilities                                                                                             20,000
                                                                                                      --------------
     Total liabilities                                                                                     1,437,314
                                                                                                      --------------
Commitments and contingencies (Note 8)

Stockholders' deficit:
   Common stock, par value $.001, 50,000,000 shares authorized;
     12,891,593 shares issued; 12,696,343 shares outstanding                                                  12,967
   Additional paid-in capital                                                                              3,847,485
   Deficit accumulated during the development stage                                                       (3,906,608)
   Treasury stock, 195,250 shares at cost                                                                   (458,838)
                                                                                                      --------------
     Total stockholders' deficit                                                                            (504,994)
                                                                                                      --------------
                                                                                                      $      932,320
                                                                                                      ==============

                                 See notes to consolidated financial statements.

                                                       F-2

                                          SIRICOMM, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                From Inception
                                                         Years ended September 30,             (April 24, 2000)
                                                 ----------------------------------------      to September 30,
                                                       2003                    2002                  2003
                                                 -----------------      -----------------      ----------------
Revenues                                         $              0       $              0       $             0
                                                 ----------------       ----------------       ---------------

Operating expenses:
  General and administrative                              252,758                128,780               616,442
  Salaries and consulting fees                          1,249,990                544,377             2,241,430
  Research and development                                 77,567                134,660               336,219
  Write-off of note receivable                                  -                      -                50,000
  Depreciation                                             19,293                 14,751                42,459
                                                 ----------------       ----------------       ---------------
     Total operating expenses                           1,599,608                822,568             3,286,550
                                                 ----------------       ----------------       ---------------

Operating loss                                         (1,599,608)              (822,568)           (3,286,555)

Interest expense                                          (50,948)               (39,043)              (94,600)
Loan costs                                               (475,453)               (50,000)             (525,453)
                                                 ----------------       ----------------       ---------------

Net loss                                         $     (2,126,009)      $       (911,611)      $    (3,906,608)
                                                 ================       ================       ===============

Net loss per share, basic and diluted            $          (0.21)      $          (0.09)      $         (1.33)
                                                 ================       ================       ===============

Weighted average shares, basic and diluted             10,014,621             10,712,867             2,921,094
                                                 ================       ================       ===============



                                 See notes to consolidated financial statements.

                                                      F-3

                                          SIRICOMM, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Deficit
                                                                           Accumulated
                                       Common Stock         Additional     during the                       Total
                                  ----------------------     Paid-in       Development     Treasury     Stockholders'
                                    Shares       Amount      Capital          Stage          Stock          Deficit
                                  ----------   ---------   ------------    ------------    ----------     ------------
Issuance of founder shares at
  inception                            3,333   $   3,333   $          -    $          -    $        -     $      3,333
  Conversion of debt to equity         6,372       6,372        379,844                                        386,216
  Net loss for the period                  -           -              -        (398,391)            -         (398,391)
                                  ----------   ---------   ------------    ------------    ----------     ------------

Balances, September 30, 2000           9,705       9,705        379,844        (398,391)            -           (8,842)
  Issuance of common stock               295         295        288,709               -             -          289,004
  Net loss for the year                    -           -              -        (470,597)            -         (470,597)
                                  ----------   ---------   ------------    ------------    ----------     ------------

Balances, September 30, 2001          10,000      10,000        668,553        (868,988)            -         (190,435)
  Treasury stock acquisition
    (1,694 shares)                         -           -              -               -      (253,524)        (253,524)
  Issuance of 1,472 treasury shares
    of common stock                        -           -       (184,641)              -       220,311           35,670
  Net loss for the year                    -           -              -        (911,611)            -         (911,611)
                                  ----------   ---------   ------------    ------------    ----------     ------------

Balances, September 30, 2002          10,000      10,000        483,912      (1,780,599)      (33,213)      (1,319,900)

Reverse merger and reorganization  9,712,867        (277)      (247,892)              -        33,213         (214,956)

Conversion of debt to equity       2,029,000       2,029      1,104,971               -             -        1,107,000

Stock issued for services          1,001,944       1,002      1,144,157               -             -        1,145,159

Stock issued for loan costs          137,782         138        272,574               -             -          272,712

Stock warrants issued for services         -           -        185,000               -             -          185,000
                                           -           -
Stockholder contributions                  -           -        829,838               -      (458,838)         371,000
                                           -           -
Proceeds from stock issuance               -          75         74,925               -             -           75,000

Net loss for the period                    -           -              -      (2,126,009)            -       (2,126,009)
                                  ----------   ---------   ------------    ------------    ----------     ------------
                                  12,891,593   $  12,967   $  3,847,485    $ (3,906,608)   $ (458,838)    $   (504,994)
                                  ==========   =========   ============    ============    ==========     ============



                                                         (Continued)
                                                             F-4

                                   SIRICOMM, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       From Inception
                                                        Years ended September 30,   (April 24, 2000) to
                                                   ---------------------------------    September 30,
                                                        2003                2002             2003
                                                   -------------       -------------    -------------
Cash flows from operating activities:
  Net loss                                         $  (2,126,009)      $    (911,611)   $  (3,906,608)
    Adjustments to reconcile net loss to
      net cash flows from operating activities:
        Depreciation                                      19,293              14,751           42,459
        Amortization of loan costs (stock-based)         475,453              50,000          525,453
        Stock-based compensation                         612,421               9,000          621,421
        Settlement expense funded from debt
          assumption                                     100,672                   -          128,672
        Write-off of note receivable                           -                   -           50,000
        Other non-cash charges                            14,954                               14,954
        Changes in assets and liabilities:
          Current assets                                  15,000             (15,000)               -
          Current liabilities                            247,351              86,940          401,960
                                                   -------------       -------------    -------------
Net cash flows from operating activities                (640,865)           (765,920)      (2,121,689)
                                                   -------------       -------------    -------------

Cash flows from investing activities:
  Cash acquired in business combination                    1,479                                1,479
  Acquisition of furniture and equipment                       -             (59,656)         (99,959)
  Proceeds from sale of furniture and
    equipment                                                  -               1,406            1,406
                                                   -------------       -------------    -------------
Net cash flows from investing activities                   1,479             (58,250)         (97,074)
                                                   -------------       -------------    -------------

Cash flows from financing activities:
  Issuance of note receivable                                  -                   -          (50,000)
  Borrowings under line of credit, net                         -                   -           97,043
  Proceeds from long-term debt                           680,000           1,050,000        1,731,035
  Payments of long-term debt                            (103,618)           (102,950)        (206,568)
  Payment of loan costs                                        -             (50,000)         (50,000)
  Advances from (repayments to) officers, net                  -             (29,471)         386,216
  Proceeds from sale of common stock
    subscriptions                                         75,000                              367,337
                                                   -------------       -------------    -------------
Net cash flows from financing activities                 651,382             867,579        2,275,063
                                                   -------------       -------------    -------------

Change in cash                                            11,996              43,409           56,300
Cash, beginning of period                                 44,304                 895                -
                                                   -------------       -------------    -------------
Cash, end of period                                $      56,300       $      44,304    $      56,300
                                                   =============       =============    =============


                                                 (Continued)
                                                     F-5

                                          SIRICOMM, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                             From inception
                                                               Years ended September 30,   (April 24, 2000) to
                                                            -----------------------------      September 30,
                                                               2003               2002             2003
                                                            -----------       -----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                      $    51,241       $    13,008      $    16,475
                                                            ===========       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Conversion of debt to 6,372 shares of common
  stock                                                     $         -       $         -      $   386,216
                                                            ===========       ===========      ===========

Acquisition of 1,694 shares of treasury stock
  for a note payable                                        $         -       $   253,524      $   253,524
                                                            ===========       ===========      ===========


Debt assumed pursuant to reverse acquisition                $   100,000       $         -      $   100,000
                                                            ===========       ===========      ===========

Conversion of debt to 1,922,000 shares of common
   stock                                                    $ 1,107,000       $         -      $ 1,107,000
                                                            ===========       ===========      ===========

Stockholder contribution of stock options on behalf
   of the Company                                           $   371,000       $         -      $   371,000
                                                            ===========       ===========      ===========

Issuance of 1,189 shares of treasury stock for
  for prepaid services                                      $         -       $    35,670      $    35,670
                                                            ===========       ===========      ===========

Stockholder contribution of 195,250 shares of
   common stock to the Treasury                             $   829,838       $         -      $   829,838
                                                            ===========       ===========      ===========

                                 See notes to consolidated financial statements.
                                                    F-6

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO SEPTEMBER 30, 2003


1.       Nature of operations and summary of significant accounting policies:

         Nature of operations:

         SiriCOMM, Inc. - a Missouri corporation (the "Company"), incorporated in the State of Missouri on April 24, 2000, is engaged in the development of broadband wireless application service technologies intended for use in the marine and transportation industries. The Company's development activities include integrating multiple technologies including satellite communications, the Internet, wireless networking, and productivity enhancing software into commercially viable products and services. The Company expects to complete development activities and commence revenue generating activities in early 2004.

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

         Since SiriCOMM Missouri is considered the acquirer for accounting and financial reporting purposes, the transaction has a been accounted for in accordance with reverse acquisition accounting principles as though it were a recapitalization of SiriCOMM Missouri and a sale of shares by SiriCOMM Missouri in exchange for the net assets of the Company. The financial statements include the historical results of operations and cash flows of SiriCOMM Missouri from inception and operations of SiriCOMM Delaware from November 21, 2002 through September 30, 2003. All intercompany accounts and balances have been eliminated in consolidation.

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

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO SEPTEMBER 30, 2003


1. Nature of operations and summary of significant accounting policies (continued):

         Financial instruments:

         The carrying value of the Company's financial instruments, including cash, accounts payable, and notes payable, approximate their fair market values.

         Deferred loan costs:

         The Company incurs costs to obtain financing. These costs primarily represent the fair market values of 1) common stock issued to lenders pursuant to the Company's loan agreements and 2) stock options granted by the President on the shares he holds of the Company's common stock. (Notes 4 and 5) Loan costs are amortized over the terms of the notes payable.

         Furniture and equipment:

         Furniture and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of 5 years.

         Stock-based compensation:

         The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 whereby compensation is recognized to the extent the market price of the underlying stock at the grant date exceeds the exercise price of the option granted. (There have been no options issued to employees since inception.) Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation.

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

         Recent accounting pronouncements:

         During April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections (SFAS
         145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses From Extinguishments of Debt (SFAS No. 4), which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in APB No. 30, Reporting the Results of Operations. In the absence of SFAS No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this standard currently has no financial reporting implications.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO SEPTEMBER 30, 2003


1.       Nature of business and summary of significant accounting policies
         (continued):

         Recent accounting pronouncements (continued):

         During November 2002, the FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability under such agreements only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, Accounting for Contingencies. In addition, Interpretation 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002. The Company currently has no guarantees, contracts or indemnification agreements that would require accounting recognition under the new standard.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation, as deferred, is effective for interim and annual periods beginning after December 15, 2003. The Company currently has no ownership in variable interest entities and, therefore, adoption of this standard currently has no financial reporting implications.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company's financial position or results of operations as the Company does not anticipate engaging in hedging activities in the near future.

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

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO SEPTEMBER 30, 2003


1.       Nature of business and summary of significant accounting policies
         (continued):

         Income taxes:

         Effective November 21, 2002, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

         Prior to November 21, 2002, the operations of SiriCOMM Missouri were included in the personal income tax returns of the stockholders under Subchapter S of the Internal Revenue Code. The acquisition described in
         Note 1 resulted in the revocation of the Company's S corporation election.

         Net loss per share:

         Net loss per share represents the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if convertible debt was converted into common stock. Diluted net loss per share is considered to be the same as basic net loss per share since the effect of the issuance of common stock associated with the convertible debt is anti-dilutive. Earnings per share for 2002 has been restated to reflect the reverse aquisition/reverse stock split.


2.       Management's plan of operation:

         Since its inception, SiriCOMM has financed its activities primarily from short-term loans, a portion of which are in default (Note 4). To date, SiriCOMM has not introduced its products and services commercially, and has limited assets, significant liabilities and limited business operations. Managements' plan of operations for fiscal 2004 is for the Company to raise additional capital ($6-$10 million) and build a network to service up to 250,000 simultaneous users. The construction of the initial network is estimated to cost $4-$6 million and is expected to be financed by a private sale of securities. The Company is in discussions with two technology companies to provide "in kind" products and services in exchange for equity in the Company. Additionally, the Company has been the recipient of a $1,000,000 Federally Guaranteed Economic Development loan by the U.S. Department of Agriculture predicated upon the Company's demonstration of raising $1,000,000 of equity. The Company has raised approximately $1,500,000 through January 9, 2004 and such funds have been deposited into escrow pending closing of the loan, which is anticipated to occur in late January. Further, loans aggregating $400,000 have been converted to equity subsequent to September 30, 2003. The Company believes the loan will close as anticipated and all escrowed funds will be released. There can be no assurances that the Company, upon receipt of such funding, will be able to achieve its short-term financial objectives. Additionally as the long-term financial objectives require funding in excess of the $2.5 million contemplated above, the Company will need to seek additional financing beyond that currently secured. There are no assurances that the Company will be able to raise the additional financing necessary to construct the aforementioned network and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO SEPTEMBER 30, 2003


3.       Note payable, bank:

         Note payable, bank consists of a demand loan payable with interest at 7% in monthly installments of $2,409 per month, maturing July 20, 2004. The loan is secured by all assets of the Company and guaranteed by the principal stockholder.

4.       Notes payable and long-term debt:

         Notes payable and long-term debt consists of the following at September 30, 2003:

         Note payable, former officer, bearing interest at 2.5%, unsecured, principal and interest due in monthly installments of $10,000 through
         May 2004, currently in default (a)                                                                    133,367

         Note payable, bearing interest at 4%, unsecured, principal and interest
         due November 2004                                                                                     150,000

         Notes payable, bearing interest at 4%, unsecured, interest and principal due the earlier of the date which the Company shall receive sufficient invested or borrowed sums to pay all amounts due or the
         dates ranging from October 31, 2003 through April 30, 2004. (b)                                       350,000

         Notes payable, bearing interest at 10%, unsecured, principal and
         interest due August 18, 2003.                                                                         150,000

         Notes payable officers and directors, bearing interest at 4%, unsecured, interest and principal due interest and principal due the earlier of the date which the Company shall receive sufficient invested or borrowed sums to pay all amounts due or the dates ranging from
         October 31, 2003 through April 30, 2004. (b)                                                           59,757
                                                                                                         -------------
                                                                                                               843,394

         Less current maturities                                                                              (693,394)
                                                                                                         -------------
                                                                                                         $     150,000
                                                                                                         =============

                                      F-11

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO SEPTEMBER 30, 2003


4.       Notes payable and long-term debt (continued):

         Future maturities of notes payable and long-term debt are as follows:

         Year ending September 30,
                  2004                                $   693,394
                  2005                                    150,000
                                                      -----------
                                                      $   843,394
                                                      ===========

         (a) As of September 30, 2003, the Company was in default of this note payable. The former officer filed suit for breach of contract in July 2003. (See Note 8.)

         (b) In connection with certain of these loans the Company also issued an aggregate of 137,782 shares of stock as incentive to granting such loans. Furthermore, the principal stockholder, on behalf of the Company, granted 375,000 options to purchase stock to the lenders (accounted for as a capital contribution by such stockholder).

             Note: Subsequent to September 30, 2003 an aggregate of $400,000 in loans has been converted to equity.

5.       Stockholders' deficit:

         Reverse merger and reorganization::

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

         Conversion of debt to equity:

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

         At September 30, 2003 a stockholder has agreed to convert $20,000 in accounts payable to equity. This conversion occurred in October 2003 and such amounts are included in other liabilities in the accompanying balance sheet.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO SEPTEMBER 30, 2003


5.       Stockholders' deficit (continued):

         Stock issued for services:

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

         In June 2003, the Company entered into an agreement for equity research services. The term of the agreement expires July 2004. In consideration for such services, the Company issued 55,944 shares of stock (valued at $80,000). These expenses are being recognized as the services are performed over the term of the agreement.

         In July 2003, the Company entered into a consulting agreement for strategic planning and marketing services. The term of the agreement is six months. In exchange for such services the Company issued 200,000 shares of stock, which were valued at $151,600 based on the average trading price for the 5 days preceding the agreement. These expenses are being recognized over the term of the agreement.

         In July 2003, the Company entered into a consulting agreement with a related party. The term of the agreement is twelve months. In consideration for such consulting services, the Company issued 416,000 shares of common stock, which were valued at $461,760, based on average trading price for the 5 days preceding the agreement. These expenses are being recognized over the term of the agreement. Consulting expense to this related party recognized in 2003 aggregated $76,960.

         Stock issued for loan costs:

         From January through September 2003, the Company issued an aggregate of 137,782 shares of common stock (valued based on the average trading price of the stock for the previous 90 days or $272,712) for loan costs incurred. The Company has also accrued approximately $13,000 for loan costs related to shares due to be issued. The related expense of approximately $203,000 is included as loan costs and the remaining balance of approximately $83,000 is included in deferred loans costs in the accompanying financial statements.

         Common stock warrants:

         In May 2003, the Company entered into a consulting agreement whereby they issued 370,000 common stock warrants with an exercise price of $1.00 and a fair market value of $458,838.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO SEPTEMBER 30, 2003


5.       Stockholders' deficit (continued):

         Stockholder contributions:

         In April 2003, the Company reacquired 195,250 shares of common stock as a contribution from a stockholder. These shares are recorded as a stockholder contribution and treasury stock at the fair market value of the Company's common on the date the shares were received by the Company. See Notes 4 and 7 for discussion of stockholder grant of options.

         Black-scholes assumptions:

         The Company used the Black-Scholes options-pricing model to determine the fair value of the warrants as well as to determine the values of options granted to certain lenders by the principal stockholder for consulting expenses and fair value of the capital contributions, respectively. The following assumptions were used for grants in 2003:
         No dividend yield, expected volatility of 122.18%; risk-free interest rates of 2% and expected lives of 2 years.

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

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO SEPTEMBER 30, 2003


5.       Stockholders' deficit (continued):

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

6.       Income taxes:

         Deferred tax assets consist of the following at September 30, 2003:

         Net operating loss carryover                $         390,000
         Valuation allowance                                  (390,000)
                                                     -----------------
                                                     $               -
                                                     =================

         Income tax (expense) benefit consists of the following at September 30, 2003:

         Current:
           Federal                                   $               -
                                                     -----------------
         Deferred:
           Deferred                                                  -
           Benefit of net operating loss carryover
             of $1,040,000 that expires 2028                   390,000
           Change in valuation allowance                      (390,000)
                                                     -----------------
                                                                     -
                                                     -----------------
                                                     $               -
                                                     =================

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO SEPTEMBER 30, 2003


6.       Income taxes (continued):

         Unaudited pro forma income taxes for 2002 consists of the following:

                                               Years Ended         From Inception (April 24, 2000) to
                                              September 30,                  September 30,
                                          ----------------------   ----------------------------------
                                             2002        2001             2002           2001
                                          ---------   ---------       ------------    ------------
         Current income taxes             $       -   $       -       $          -    $          -
         Deferred income taxes:
           Benefit of net operating loss
             carryforward and start-up
             costs                          341,800     147,300            668,000         326,200
           Other                              2,300       1,200              5,000           2,700
           Change in valuation allowance   (344,100)   (148,500)          (673,000)       (328,900)
                                          ---------   ---------       ------------    ------------
                                          $       -   $       -       $          -    $          -
                                          =========   =========       ============    ============

         Unaudited pro forma deferred tax assets consist of the following at September 30, 2002:

         Net operating loss carryforward and start-up costs      $     668,000
         Book depreciation in excess of tax                              5,000
         Less: valuation allowance                                    (673,000)
                                                                 -------------
                                                                 $           -
                                                                 =============

         The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                                          Percentage
                                                                        of loss before
                                                                         income taxes
                                                                         September 30,
                                                                             2003
                                                                        --------------
         Statutory tax rate                                                  (35.0%)
         State tax                                                            (3.5%)
         Effect of stock-based compensation & loan costs (permanent)          19.5%
         Change in deferred tax asset valuation allowance                    (18.0%)
                                                                         ---------
         Effective tax rate in accompanying statement of operations              0%
                                                                         =========

7.       Related party transactions:

         Stockholder contributions:

         An officer and a major stockholder issued stock options on the Company's common stock owned by him on behalf of the Company. The fair value on the date of issuance of these stock options of approximately $350,000 (calculated using the Black-Scholes formula - see Note 5) was

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO SEPTEMBER 30, 2003


7.       Related party transactions (continued):

         recorded as a capital contribution to the Company. Loan costs of approximately $200,000 and deferred loan costs of approximately $150,000 have been included in accompanying financial statements.

         Legal:

         As discussed in Note 5, legal counsel was issued stock in satisfaction of certain outstanding payables. Total legal expense paid to this stockholder aggregated approximately $50,000 in 2003.

8.       Commitments and contingencies:

         Litigation:

         On July 26, 2003, the Company was named a defendant in a lawsuit entitled Greg Sanders v. SiriComm, Inc. The action was brought in the Circuit Court of Newton County, Neosho, Missouri. The action is for breach of settlement contract and seeks damages in the principal amount of $150,000 plus alleged acceleration interest. The Company acknowledges the debt (which is recorded, along with accrued interest thereon; See Note 4) although disputes the principal amount claimed and accelerated interest. Management is attempting to negotiate a settlement of this matter.

         Employment agreements:

         The Company has four executive employee agreements with certain officers/directors. As part of these agreements the Company is obligated to pay these individuals aggregate compensation of $525,000 annually through February 2005.

9.       Subsequent Events:

         The Company has previously authorized the issuance of a class of Preferred Stock. By substitution of equity for debt, the Company will improve the company's current ratio and its shareholders' equity. Pursuant to the debt conversion, the Company agreed to issue a Preferred Stock class to preserve the lender's continuing accrued interest and create a class superior to the common stock. In December 2003, therefore, the Company designated 500,000 shares of Series A Cumulative Convertible Preferred Stock. This stock has a par value of $.001 and an annual dividend rate of $.10 per share, payable in quarterly payments of $.025 per share. The preferred stock has a liquidating preference of $1.00 per share and is convertible to Common Stock at $2.00 per share.

10.      Details to Balance Sheet:

         Prepaid expenses and other current assets:

         Prepaid expenses and other current assets consists of prepaid stock-based consulting fees. Those expenses are associated with consulting agreements discussed in Note 5 (Stock issued for services) and are being written off over the terms of the agreements which range from six to twelve months and will be fully expensed by June 30, 2004.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO SEPTEMBER 30, 2003


10.      Details to Balance Sheet (continued):

         Accrued expenses and other liabilities consist of the following:

         Accrued payroll                      $ 259,257
         Accrued interest                        62,344
         Accrued consulting                      40,000
         Accrued loan costs                      13,680
         Other                                      818
                                              ---------
                                              $ 376,099
                                              =========