Form 10QSB
period 2003-12-31
SIRICOMM INC
filed 2004-02-19
CIK 851199

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

For the Quarter Period Ended
December 31, 2003                                    Commission File No. 0-18399


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

                                 Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of February 13th, 2004 was 12,926,094.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements


Condensed Consolidated Balance Sheets                                     3

Condensed Consolidated Statements of Operations for the three
months ended December 31, 2003 and December 31, 2002                      4

Condensed Consolidated Statements of Changes in Stockholders'
Equity for the period ended December 31, 2003                             5

Condensed Consolidated Statements of Cash Flows for the three
months ended December 31, 2003 and December 31, 2002                    6-7

Notes to the Condensed Consolidated Financial Statements               8-14

                                                 SIRICOMM, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                                December 31, 2003        September 30,
                                                                                   (unaudited)                2003
                                                                               --------------------    -------------------
                                              ASSETS
Current assets:
  Cash                                                                            $      1,457,531        $        56,300
  Prepaid expenses and other current assets                                                409,112                639,316
  Deferred loan costs, net                                                                  34,718                181,940
                                                                                  ----------------        ---------------
     Total current assets                                                                1,901,361                877,556

Furniture and equipment, net                                                                49,940                 54,764
                                                                                  ----------------        ---------------

                                                                                  $      1,951,301        $       932,320
                                                                                  ================        ===============


                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable, bank                                                              $         92,939        $        96,640
  Current maturities of  long-term debt:
    Officers and directors                                                                   9,757                 59,757
    Other                                                                                  435,000                633,637
  Accounts payable                                                                         145,949                101,181
  Accrued expenses and other current liabilities                                           487,790                376,099
                                                                                  ----------------        ---------------
     Total current liabilities                                                           1,171,435              1,267,314

Notes payable and long-term debt, less current maturities                                        -                150,000
Other liabilities                                                                                -                 20,000
                                                                                  ----------------        ---------------
     Total liabilities                                                                   1,171,435              1,437,314
                                                                                  ----------------        ---------------

Commitments and contingencies (Note 7)

Stockholders' equity (deficit):
   Preferred stock - par value $.001; 5,000,000 shares authorized;                             213                      -
     Series A - par value $.001; 500,000 authorized; 213,417 issued and outstanding
   Common stock - par value $.0001; 50,000,000 shares authorized;
     14,776,468 and 12,891,593 shares issued and 14,851,468 and
     12,966,593 shares outstanding as of December 31, 2003 and
    September 30, 2003, respectively                                                        14,852                 12,967
   Additional paid-in capital                                                            5,807,300              3,847,485
   Deficit accumulated during the development stage                                     (4,583,661)            (3,906,608)
   Treasury stock, 195,250 shares at cost                                                 (458,838)              (458,838)
                                                                                  ----------------        ---------------
      Total stockholders' equity (deficit)                                                 779,866               (504,994)
                                                                                  ----------------        ---------------

                                                                                  $      1,951,301        $       932,320
                                                                                  ================        ===============

                                  See Notes to Condensed Consolidated Financial Statements.

                                                 SIRICOMM, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                      Three Months Ended                        From Inception
                                          -------------------------------------------         (April 24, 2000) to
                                          December 31, 2003         December 31, 2002          December 31, 2003
                                          -----------------         -----------------          -----------------
Revenues                                   $             -           $             -            $             -
                                           ---------------           ---------------            ---------------
Operating expenses:
   General and administrative                       65,663                    52,628                    682,105
   Salaries and consulting fees                    410,960                    83,125                  2,030,974
   Stock-based compensation                         50,000                         -                    671,421
 Research and development                           14,700                    35,643                    350,919
 Write-off of notes receivable                           -                         -                     50,000
 Depreciation                                        4,823                     4,823                     47,282
                                           ---------------           ---------------            ---------------
            Total operating expenses               546,146                   176,219                  3,832,701
                                           ---------------           ---------------            ---------------


Operating loss                                    (546,146)                 (176,219)                (3,832,701)

  Interest expense                                 (14,777)                  (17,795)                  (109,377)
  Loan costs                                      (116,130)                 (189,549)                  (641,583)
                                           ---------------           ---------------            ---------------

Net loss                                   $      (677,053)          $      (383,563)           $    (4,583,661)
                                           ===============           ===============            ===============


Net loss per share, basic and diluted      $         (0.05)          $         (0.10)           $         (1.28)
                                           ===============           ===============            ===============

Weighted average shares,
   basic and diluted                            12,949,245                 3,782,212                  3,577,792
                                           ===============           ===============            ===============


                           See Notes to Condensed Consolidated Financial Statements.

                                                         SIRICOMM, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                            FOR THE PERIOD FROM INCEPTION (APRIL 24, 2000) THROUGH DECEMBER 31, 2003



                                   Preferred Stock           Common Stock       Additional
                               ---------------------- ------------------------   Paid-in    Accumulated     Treasury
                                  Shares     Amount      Shares      Amount      Capital      Deficit         Stock          Total
                                 -------   ---------   ----------  ----------  -----------  -----------   -------------  ----------
Issuance of founder shares
 at inception                          -   $       -        3,333  $    3,333  $         -  $         -   $           -  $    3,333
Conversion of debt to equity                                6,372       6,372      379,844                                  386,216
Net los for the period                                                                         (398,391)                   (398,391)
                                 -------   ---------   ----------  ----------  -----------  -----------   -------------  ----------

Balance, September 30, 2000            -           -        9,705       9,705      379,844     (398,391)              -      (8,842)

Issuance of common stock                                      295         295      288,709                                  289,004
Net loss for the year                                                                          (470,597)                   (470,597)
                                 -------   ---------   ----------  ----------  -----------  -----------   -------------  ----------

Balance, September 30, 2001            -           -       10,000      10,000      668,553     (868,988)                   (190,435)

Treasury stock acquisition
 (1,694 shares)                                                                                                (253,524)   (253,524)
Issuance of 1,472 treasury
 shares of common stock                                                           (184,641)                     220,311      35,670
Net loss for the year                                                                          (911,611)                   (911,611)
                                 -------   ---------   ----------  ----------  -----------  -----------   -------------  ----------

 Balance, September 30, 2002           -           -       10,000      10,000      483,912   (1,780,599)        (33,213) (1,319,900)

Reverse merger and
 reorganization                        -           -    9,712,867        (277)    (247,892)                      33,213    (214,956)
Conversion of debt to equity           -           -    2,029,000       2,029    1,104,971                                1,107,000
Stock issued for loan costs            -           -      137,782         138      272,574                                  272,712
Stock issued for services              -           -    1,001,944       1,002    1,144,157                                1,145,159
Stock warrants issued for
 services                              -           -            -           -      185,000                                  185,000
Stockholder contributions              -           -            -           -      829,838                     (458,838)    371,000
Proceeds from stock issuance,
 net                                   -           -       75,000          75       74,925                                   75,000
Net loss for the period                -           -            -           -            -   (2,126,009)                 (2,126,009)
                                 -------   ---------   ----------  ----------  -----------  -----------   -------------  ----------

 Balance, September 30, 2003           -           -   12,966,593      12,967    3,847,485   (3,906,608)       (458,838)   (504,994)

Conversion of debt to equity,
  net                            213,417         213      225,033         225      406,921                                  407,359
Stock issued for loan costs                                 9,842          10       13,671                                   13,681
Stock issued for services                                  34,000          34       38,590                                   38,624
Stock warrants exercised                                  176,000         176       87,824                                   88,000
Proceeds from stock issuance                            1,440,000       1,440    1,362,809                                1,364,249
Issuance of options to
 employees, net                                                 -                   50,000                                   50,000
Net loss for the period                                         -                              (677,053)                   (677,053)
                                 -------   ---------   ----------  ----------  -----------  -----------   -------------  ----------

 Balance, December 31, 2003      213,417   $     213   14,851,468  $   14,852  $ 5,807,300  $(4,583,661)  $    (458,838) $  779,866
                                 =======   =========   ==========  ==========  ===========  ===========   =============  ==========


                                       See Notes to Condensed Consolidated Financial Statements.

                                                 SIRICOMM, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                           From Inception
                                                          Three Months Ended               From Inception
                                                ---------------------------------------  (April 24, 2000) to
                                                December 31, 2003     December 31, 2002   December 31, 2003
                                                 -------------------   -----------------   ------------------
Cash flows from operating activities:
  Net loss                                            $   (677,053)       $   (383,563)        $ (4,583,661)
     Adjustments to reconcile net loss to net
      cash flows from operating activities:
          Depreciation                                       4,823               4,824               47,282
          Amortizaton of loan costs                              -                   -              525,453
          Loan costs                                       116,130              84,244              200,374
          Stock-based compensation                          50,000                   -              671,421
          Settlement expense funded from debt
            acquisition                                          -                   -              128,672
          Write-off of note receivable                           -                   -               50,000
           Other non-cash charges                            1,363                   -               16,317
            Changes in assets and liabilities:
              Current assets                               268,828              14,844              268,828
              Current liabilities                          112,840              43,153              430,556
                                                      ------------        ------------         ------------

Net cash flows from operating activities                  (123,069)           (236,498)          (2,244,758)
                                                      ------------        ------------         ------------

Cash flows from investing activities:
  Cash acquired in business combination                          -               1,479                1,479
  Acquisition of furniture and equipment                         -                   -              (99,959)
  Proceeds from sale of equipment                                -                   -                1,406
                                                      ------------        ------------         ------------

Net cash flows from financing activities                         -               1,479              (97,074)
                                                      ------------        ------------         ------------

Cash flows from financing activities:
  Issuance of notes receivables                                  -                   -              (50,000)
  Borrowings under line of credit, net                           -                   -               97,043
  Procceds from notes payables                                   -             250,000            1,731,035
  Payment of notes payable                                  (3,700)            (34,029)            (210,268)
  Payment of loan costs                                          -                   -              (50,000)
  Advances from (repayments to) officers, net                    -              55,000              386,216
  Proceeds from sale of common stock                     1,528,000                   -            1,895,337
                                                      ------------        ------------         ------------

Net cash flows from financing activities                 1,524,300             270,971            3,799,363
                                                      ------------        ------------         ------------

Increase in cash                                         1,401,231              35,952            1,457,531
Cash, beginning of period                                   56,300              44,304                    -
                                                      ------------        ------------         ------------
Cash, end of period                                   $  1,457,531        $     80,256         $  1,457,531
                                                      ============        ============         ============



                            See Notes to Condensed Consolidated Financial Statements.

                                            SIRICOMM, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                $      5,815        $      3,197         $     22,290
                                                      ============        ============         ============


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Issuance of 34,000 shares of common stock
 for services                                         $     38,624        $          -         $     38,624
                                                      ============        ============         ============

Conversion of debt to to equity                       $    407,359        $          -         $    407,359
                                                      ============        ============         ============

Issuance of 9,842 shars of common stock for
 loan costs                                           $     13,681        $          -         $     13,681
                                                      ============        ============         ============

Issuance of 716,000 shares of common stock for
services to be performed in the future                $          -        $  1,532,240         $          -
                                                      ============        ============         ============

Loan cost funded through issuance of stock            $          -        $     82,244         $          -
                                                      ============        ============         ============

Debt assumed pursuant to reverse acquisition          $          -        $    100,000         $    100,000
                                                      ============        ============         ============

Increase in accrued expenses for stock to
 be issued                                            $          -        $    105,305         $          -
                                                      ============        ============         ============

Stock offering costs funded through issuance
 of stock                                             $     31,091        $     26,670         $     31,091
                                                      ============        ============         ============

Conversion of debt to 6,372 shares of
 common stock                                         $          -        $          -         $    386,216
                                                      ============        ============         ============

Acquisition of 1,694 shares of treasury stock         $          -        $          -         $    253,524
                                                      ============        ============         ============

Conversion of debt to 1,922,000 shares of
 common stock                                         $          -        $          -         $  1,107,000
                                                      ============        ============         ============

Stockholder contribution of stock options on
 behalf of the Company                                $          -        $          -         $    371,000
                                                      ============        ============         ============

Issuance of 1,189 shares of treasury stock
 for prepaid services                                 $          -        $          -         $     35,670
                                                      ============        ============         ============

Stockholder contribution of 195,250 shares of
 common stock to the Treasury                         $          -        $          -         $    829,838
                                                      ============        ============         ============


                         See Notes to Condensed Consolidated Financial Statements.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2003


1. Nature of operations and summary of significant accounting policies:

     Nature of operations:

     SiriCOMM, Inc. - a Missouri corporation (the "Company"), incorporated in the State of Missouri on April 24, 2000, is engaged in the development of broadband wireless application service technologies intended for use in the marine and transportation industries. The Company's development activities include integrating multiple technologies including satellite communications, the Internet, wireless networking, and productivity enhancing software into commercially viable products and services. The Company expects to complete development activities and commence revenue-generating activities in mid 2004.

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

     Interim information:

     In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the period ended December 31, are not necessarily indicative of the results for a full year.

     Stock-based compensation:

     The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 whereby compensation is recognized to the extent the market price of the underlying stock at the grant date exceeds the exercise price of the option granted. The Company granted an aggregate 200,000 stock options to employees in November 2003. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2003


1. Nature of business and summary of significant accounting policies
   (continued):

     Stock-based compensation (continued):

     Had compensation cost for the Company's stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company's net loss and net loss per common share would have been the pro forma amounts indicated below for the three months ended December 31, 2003.

           Net loss, as reported                            $   (677,053)
           Add back intrinsic values of stock
             issued to employees                                  50,000

           Less: stock-based employee compensation
             under the fair value based method,
             net of related tax effects                         (165,640)
                                                            ------------

           Pro forma net loss under fair value method       $   (792,693)
                                                            ============

           Net loss per common share-basic and diluted:
                As reported                                 $       (.05)
                Pro forma under fair value method           $       (.06)


     Research and development costs:

     The Company incurs costs, principally paid to outside consultants, associated with computer software to be marketed in the future. Costs incurred in connection with establishing technological feasibility have been expensed as research and development costs. Costs incurred subsequent to establishing technological feasibility, including coding and testing, will be capitalized. There were no capitalizable costs incurred in the period ended December 31, 2003.

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

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2003


2. Management's plan of operation:

     Since its inception, SiriCOMM has financed its activities primarily from short-term loans, a portion of which are in default (Note 4). The Company has raised approximately $2,000,000 through February 12, 2004 in connection with a private placement of the sale of 2,000,000 units. Of the $2,000,000, $1,515,000 was received by December 31, 2003 and the balance was received in the first quarter of 2004. The $1,515,000 received through December 31, 2003 is included in the Company's December 31, 2003 balance sheet as are the shares issuable as part of the units. Each unit consists of one share of stock at $1.00 and a 3 year warrant exercisable at $2.00 per share. Although there are no legal restrictions on the use of proceeds from the private placement, the Company has segregated $1,400,000 into an escrow fund, pending closing of the economic development loan discussed below. To date, SiriCOMM has not introduced its products and services commercially, and has limited assets, significant liabilities and limited business operations. The construction of the initial network is estimated to cost $2,000,000 and is expected to be financed with the proceeds of the private placement and an economic development loan of $1,000,000. The loan is anticipated to close prior to March 1, 2004. Furthermore, the Company is in discussions with two technology companies to provide products and services in exchange for equity in the Company.

     Managements' plan of operations has been for the Company to raise additional capital ($3-5 million) and build a network to service up to 250,000 simultaneous users. The Company will need to seek additional financing. There can be no assurances that the Company, even with the private placement and development loan, will be able to achieve its financial objectives, as well as raise the additional financing and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.


3.   Note payable, bank:

     Note payable, bank consists of a demand loan payable with interest at 7% in monthly installments of $2,409 per month, maturing July 20, 2004. The loan is secured by all assets of the Company and guaranteed by the principal stockholder.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2003


4.   Notes payable:

     Long-term debt consists of the following at December 31,2003:

         Note payable, former officer, bearing interest at a 9% default rate, unsecured, principal and interest due in monthly installments of
         $10,000 through May 2004, currently in default. (a)                         135,000

         Notes payable, bearing interest at 4%, unsecured, interest and principal due the earlier of the date which the Company shall receive sufficient invested or borrowed sums to pay all amounts due or the
         dates ranging from October 31, 2003 through April 30, 2004.                 300,000
                                                                                ------------
                                                                                     435,000

         Other                                                                         9,757
                                                                                ------------
                                                                                $    444,757
                                                                                ============

     (a) As of December 31, 2003, the Company was in default of this note payable. The former officer filed suit for breach of contract in July 2003. (See Note 7.)

5. Stockholders' deficit:

     The Company authorized the issuance of a class of convertible Preferred Stock. Subsequent to December 31, 2003, the Company improved its current ratio and its shareholders' equity, pursuant to a debt conversion. The Company agreed to issue Preferred Stock to preserve a lender's continuing accrued interest and create a class superior to the common stock. In December 2003, therefore, the Company designated 500,000 shares of Series A Cumulative Convertible Preferred Stock. This stock has a par value of $.001 and an annual dividend rate of $.10 per share, payable in quarterly payments of $.025 per share. The preferred stock has a liquidating preference of $1.00 per share and is convertible to Common Stock at $2.00 per share.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2003


5. Stockholders' deficit (continued):

     At September 30, 2003, a stockholder agreed to convert $20,000 in accounts payable to equity. This conversion and stock issuance of 20,000 shares of common stock occurred in October 2003.

     In November, the Company converted an aggregate of $400,000 in debt from existing shareholders along with accrued interest thereon. The Company issued 213,417 shares of newly issued Preferred Stock Series A in consideration for two debtholders conversion of $200,000 in notes and further issued 205,043 shares of common stock to an existing shareholder and a director who converted notes of $150,000 and $50,000 respectively. Stock-based stock issuance costs associated with these conversions aggregated $31,091.

     In addition, an aggregate of 176,000 shares were issued in connection with the exercise of a like amount of warrants for aggregate proceeds of $88,000.

     As discussed in Note 2, in the first quarter of fiscal 2004, the Company raised 1,440,000 in connection with a private placement offering.

     In the first quarter of fiscal 2004, the Company issued 9,842 shares of its common stock, at the fair market value of the stock for loan costs previously accrued.

     In November 2003, the Company entered into a broker-dealer exclusive letter agreement for services which included introduction to certain parties desirous of establishing a mutually advantageous business relationship. The term of this agreement is six months. The compensation for these services is 34,000 shares of restricted stock, valued at $38,624, a total of $15,000 paid monthly over the term of the agreement, and an additional 66,000 shares of restricted stock to be issued on the 90th (33,000 shares) and 180th (33,000 shares) day of the agreement The 100,000 shares include piggyback registration rights.

     Black Scholes Assumptions:

     The Company used the Black-Scholes options-pricing model to determine the fair value of warrants as well as to determine the values of options granted to employees for disclosure purposes. The following assumptions were used for grants in 2004: No dividend yield, expected volatility of 122.18%; risk-free interest rates of 2% and expected lives of 2 years.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2003


6. Income taxes:

       Deferred tax assets consist of the following at December 31, 2003:
         Net operating loss carryover                                                $         625,000
         Valuation allowance                                                                  (625,000)
                                                                                     -----------------
                                                                                     $               -
                                                                                     =================

       Income tax (expense) benefit consists of the following at December 31, 2003:

         Current:
           Federal                                                                   $               -
                                                                                     -----------------
         Deferred:
           Deferred                                                                                  -
           Benefit of net operating loss carryover                                             235,000
           Change in valuation allowance                                                      (235,000)
                                                                                     -----------------
                                                                                                     -
                                                                                     -----------------
                                                                                     $               -
                                                                                     =================
     The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                                                       Percentage
                                                                                      of loss before
                                                                                       income taxes
                                                                                       December 31,
                                                                                           2003
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
                                                                                     =================

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (APRIL 24, 2000) TO DECEMBER 31, 2003


7. Commitments and contingencies:

     Litigation:

     On July 26, 2003, the Company was named a defendant in a lawsuit entitled Greg Sanders v. SiriCOMM, Inc. The action was brought in the Circuit Court of Newton County, Neosho, Missouri. The action is for breach of settlement contract and seeks damages in the principal amount of $135,000 plus alleged acceleration interest. The Company acknowledges the debt (which is recorded, along with accrued interest thereon: See Note 4) although disputes the principal amount claimed and accelerated interest. Management is attempting to negotiate a settlement of this matter.

     Employment agreements:

     The Company has three executive employee agreements with certain officers/directors. As part of these agreements the Company is obligated to pay these individuals aggregate compensation of $425,000 annually through February 2005.

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

         We believe the following critical accounting policy, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

         The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the Black-Scholes options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The following estimates are used for grants in 2004: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience of 122.18%; expected lives of 2 years is estimated based on management's judgment of the time period by which these instruments will be exercised.

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

Plan of Operations

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

Development of SiriCOMM's Business and Products

         Since our inception we have focused our efforts principally in three key areas - product development, pre-market demonstrations to potential customers, and the formation of critical industry alliances. The results of this disciplined approach are significant. First, a working prototype of the broadband wireless network and applications software was developed and refined into a highly marketable product. Patent applications are on file for the entire end-to-end system. Second, demonstrations of the prototype to qualified potential customers reaffirmed the feasibility of the network and the solid need for its unique services. SiriCOMM has made technical presentations to more than 30 communication, automobile, trucking and mobile technology companies during the last 24 months and has received favorable feedback at such demonstrations. As a result, the Company has letters of intent, memorandums of understanding, whitepapers, and similar strong expressions of support from multiple industry stakeholders. These include trucking companies, truck manufacturers, technology partners, trade associations, government agencies, etc.

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

         SiriCOMM does not have a commercial network presently running implementing its wireless data transmission technology. SiriCOMM is in the process of completing memorandums of understandings with three (3) major truck-stop chains which would enable it to build out 440 sites. To that end, SiriCOMM has entered into a memorandum of understanding with Sat-Net Communications LLC, whereby Sat-Net will install terminals at up to 400 truck stop locations at a turn-key price of $3,700 per location. The memorandum of understanding also provides that Sat-Net will provide software and network support for a monthly per site fee of $30.00. In connection with this transaction the Company has agreed to issue Sat-Net 2,000,000 shares of its common stock and 1,000,000 three (3) year warrants exercisable at $2.00 per share. It plans to build a network with the capacity to service up to 250,000 simultaneous users within 6 months of raising the needed capital. As of the date of this filing the agreement has not yet been finalized.

         The construction of the initial network is estimated to cost $1-2 million and is expected to be financed by private sales of the Company's debt and equity securities. In additions to the proceeds of a $2,000,000 private placement, the Company has a commitment for a $1,000,000 loan from Southwest Missouri Bank (SMB) to guaranteed by the United States Department of Agriculture which is expected to close by March 1, 2004. The terms of this financing are very favorable to the Company. The private placement consisted of 2,000,000 units, each unit consisted of one share of the Company's common stock and one three-year warrant exercisable at $2.00 per share. The Company has segregated a portion of the proceeds of the private placement pending the closing of the $1,000,000 loan from SMB.

Results of Operations

         From inception (April 24, 2000) through December 31, 2003, SiriCOMM has not generated any revenues. During the period from inception (April 24, 2000) through December 31, 2003, SiriCOMM had net losses totaling $4,583,661. During the three months ended December 31, 2003, net losses totaled $677,053. From inception through December 31, 2003, SiriCOMM's general and administrative expenses totaled $682,105 or 18% of total operating expenses, while for the three months ended December 31, 2003 general and administrative expenses totaled $65,663 or 9.70% of total operating expenses. From inception through December 31, 2003, SiriCOMM incurred salaries and consulting fees of $2,030,974 or 53.00% of operating expenses, of which $410,960, or 75.25% of total operating expenses was incurred during the three months ended December 31, 2003 of such amounts $671,421 and $50,000 were stock-based related. Research and development costs were $350,919 or 9.20% of total operating expenses incurred in the period from inception (April 24, 2000) through December 31 2003, while expenses incurred during the three months ended December 31, 2003 totaled $14,700 or 2.7% of total operating expenses. These substantial declines were a result of 1) substantial completion of this research and development phase and 2) cash flow considerations.

         From inception through December 31, 2003, the Company has incurred interest expenses $109,377, of which $14,777 was incurred during the three months ended December 31, 2003.

Liquidity and Capital Resources

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

         Since its inception, SiriCOMM has financed its activities primarily from short-term loans. During fiscal 2003, the Company borrowed an aggregate of $680,000 from several lenders. The Company issued promissory notes to these lenders. The notes have varying interest rates ranging from 4% to 10% and matured either during 2003 or mature as late as November 2004. In addition, of the $680,000, an aggregate of $400,000 was converted into preferred or common equity of the Company during the first quarter of fiscal 2004. The Company has received further indications that notes totaling $125,000 will be converted into equity in the near future but there can be no assuances thereto.

         SiriCOMM also issued a Demand Note to a Bank. The Demand Note bears interest at the annual rate of 7% and SiriCOMM makes monthly installments of $2,409 per month, maturing July 20, 2004. The loan is secured by all assets of SiriCOMM and guaranteed by the Company's President and CEO. This note will be retired upon closing of the $1,000,000 USDA loan.

         SiriCOMM is indebted to a former officer in the principal amount of $135,000. In connection with this indebtedness, SiriCOMM issued the former officer a Note in the original principal amount of $290,000. This Note is unsecured and called for payments in monthly installments of $10,000 through May 2004. The Company is in default and the former officer commenced legal proceedings in July 2003 against the Company seeking damages in excess of $150,000. (See Legal Proceedings) The Company has recorded the liability with interest thereon at the default rate of 9 percent.

         To date, SiriCOMM has not introduced its products and services commercially, has limited assets, significant liabilities and limited business operations. Managements' plan of operation for fiscal 2003 is to build a network to service up to 80,000 simultaneous users. The construction of the initial network is estimated to cost $1-2 million and is expected to be financed by a private sale of the Company's debt or equity securities. The Company has commitments totaling $3,000,000 to be used in part for network implementation. These funds include a $1,000,000 note from Southwest Missouri Bank (SMB) guaranteed by the United States Department of Agriculture. The terms of this financing are very favorable to the Company. The remaining funding commitments have been raised through a $2,000,000 million private placement. These funds are currently being held in escrow pending the closing of the SMB/USDA loan.

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

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings

         On July 26, 2003 the Company was named a defendant in a lawsuit entitled Greg Sanders v. SiriComm, Inc. The action was brought in the Circuit Court of Newton County, Neosho, Missouri (CV303-559CC). The action is for breach of contract and seeks damages in the principal amount of $135,000 plus an additional $30,000 in alleged acceleration interest. The Company acknowledges the debt and will attempt to negotiate a settlement of this matter. The Company has retained counsel to respond to the Complaint.

Item 2:  Changes in Securities and Use of Proceeds

         (a) None

         (b) None

         (c) On December 5, 2003, the Company issued 34,000 shares of its Common Stock to MCC Securities, Inc. pursuant to an agreement. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On December 10, 2003, the Company issued an aggregate of 213,417 shares of its Series A Preferred Stock to Quest Capital Alliance L.L.C. (161,165) and William and Joy Fotsch (52,252) pursuant to the conversion of an aggregate of $200,000 of debt due by the Company. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On December 31, 2003, we completed the sale of $1,515,000 units ("Units") to twenty-four accredited investors. Each Unit consists of one share of the Company's common stock and one three-year warrant exercisable at $2.00 per share. Among the investors in this offering was Terry Thompson, a director of the Company. These funds are currently being held in escrow pending the closing of the $1,000,000 loan from SMB although there are no legal restrictions on these funds. The Units were sold under the exemption from registration provided in Section 4(2) of the Act.

         In November 2003, Robert J. Smith converted $154,443 of debt due to him by the Company into a like number of the Units. These Units were issued under the exemption from registration provided in Section 4(2) of the Act.

         The Company privately placed 2,000,000 shares of common stock and 2,000,000 warrants in the last quarter of 2003 and first quarter of 2004. Each warrant allows the holder to acquire an additional share of common stock for $2.00. The offering was made without any general solicitation and each investor represented in the securities purchase agreement that they were "accredited" investors as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. No brokers were retained to assist us with the offering and we filed a Form D with the SEC and in the states where the investors reside where such filing is required under state law. The offering is claimed to be exempt under Rule 506 of Regulation D,
Section 4(2) and Section 4(6) of the Securities Act of 1933.

         (d) Not Applicable

Item 3.: Defaults upon Senior Securities

         None

Item 4.: Submission of Matters to a Vote of Security Holders

         None

Item 5.: Other Information

         None

Item 6.: Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report:

                  31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

                  31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

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


Dated:   February 19, 2004             SIRICOMM, INC.



                                       By: /s/ Henry P. Hoffman
                                          --------------------------------------
                                           Henry P. Hoffman, President
                                           and Chief Executive Officer



                                       By:  /s/ J. Richard Iler
                                          --------------------------------------
                                           J Richard Iler, Executive Vice
                                           President and Chief Financial Officer