Form 10QSB
period 2004-03-31
SIRICOMM INC
filed 2004-05-24
CIK 851199

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

For the Quarter Period Ended
March 31, 2004                                       Commission File No. 0-18399

                                 SIRICOMM, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                           62-1386759
------------------------------                            -------------------
   (State or jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification No.)

2900 Davis Boulevard, Suite 130, Joplin, Missouri                64804
-------------------------------------------------              ----------
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

                                 Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of April 30, 2004 was 15,859,153.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements


Condensed Consolidated Balance Sheets                                     3

Condensed Consolidated Statements of Operations for the six
months ended March 31, 2004 and March 31, 2003                            4

Condensed Consolidated Statements of Changes in Stockholders'
Equity for the period ended March 31, 2004                                5

Condensed Consolidated Statements of Cash Flows for the six
months ended March 31, 2004 and March 31, 2003                           6-7

Notes to the Condensed Consolidated Financial Statements                 8-14

                                                        SIRICOMM, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                             CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                     March 31, 2004          September 30,
                                                                                       (unaudited)                2003
                                                                                     --------------          --------------
                                              ASSETS
Current assets:
  Cash                                                                               $    1,365,921          $       56,300
  Prepaid expenses and other current assets                                                 194,863                 639,316
  Deferred loan costs, net                                                                   22,677                 181,940
                                                                                     --------------          --------------
     Total current assets                                                                 1,583,461                 877,556

Furniture and equipment, net of accumulated depreciation
  of $51,631 and $41,701 as of March 31, 2004 and
  September 30, 2003, respectively                                                           47,670                  54,764
                                                                                     --------------          --------------

     Total assets                                                                    $    1,631,131          $      932,320
                                                                                     ==============          ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Note payable, bank                                                                 $            -          $       96,640
  Current maturities of long-term debt:
    Officers and directors                                                                    4,757                  59,757
    Other                                                                                   210,000                 633,637
  Accounts payable                                                                           55,578                 101,181
  Accrued expenses and other current liabilities                                            365,094                 376,099
                                                                                     --------------          --------------
     Total current liabilities                                                              635,429               1,267,314

Notes payable and long-term debt, less current maturities                                         -                 150,000
Other liabilities                                                                                 -                  20,000
                                                                                     --------------          --------------
     Total liabilities                                                                      635,429               1,437,314
                                                                                     --------------          --------------

Stockholders' equity (deficit):
   Preferred stock - par value $.001; 5,000,000 shares authorized;
     213,417 and 0 shares issued and outstanding as of March 31, 2004
     and September 30, 2003, respectively                                                      213                       -
   Common stock - par value $.0001; 50,000,000 shares authorized;
     15,342,528 and 12,966,593 shares issued and 15,342,528 and
     12,771,343 shares outstanding as of March 31, 2004 and
     September 30, 2003, respectively                                                        15,343                  12,967
   Additional paid-in capital                                                             6,107,260               3,847,485
   Deficit accumulated during the development stage                                      (5,127,114)             (3,906,608)
   Treasury stock, 0 and 195,250 shares at cost as of March 31, 2004
     and September 30, 2003, respectively                                                         -                (458,838)
                                                                                     --------------          --------------
      Total stockholders' equity (deficit)                                                  995,702                (504,994)
                                                                                     --------------          --------------

      Total liabilities and stockholders' equity (deficit)                           $    1,631,131          $      932,320
                                                                                     ==============          ==============


                                   See Notes to Condensed Consolidated Financial Statements.

                                                              3

                                                         SIRICOMM, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                March 31, 2004                 March 31, 2003
                                         ----------------------------    ---------------------------
                                         For the Three    For the Six   For the Three   For the Six      From Inception
                                          Months Then     Months Then    Months Then    Months Then   (April 24, 2000) to
                                             Ended           Ended           Ended         Ended          March 31, 2004
                                         ------------    ------------    ------------   ------------       ------------
Revenues                                 $          -    $          -    $          -   $          -       $          -

Operating expenses:
 General and administrative                    92,172         157,835          81,419        134,047            774,277
 Salaries and consulting fees                 359,958         770,918         173,549        256,674          3,012,353
 Stock-based employee compensation                  -          50,000               -              -             50,000
 Research and development                      14,770          29,470           8,950         44,593            365,689
 Write-off of notes receivable                      -               -               -              -             50,000
  Depreciation                                  5,107           9,930           4,823          9,646             52,389
                                         ------------    ------------    ------------   ------------       ------------
            Total operating expenses          472,007       1,018,153         268,741        444,960          4,304,708
                                         ------------    ------------    ------------   ------------       ------------

Operating loss                               (472,007)     (1,018,153)       (268,741)      (444,960)        (4,304,708)

  Interest income                               1,572           1,572               -              -              1,572
  Other income                                     18              18               -              -                 18
  Interest expense                             (3,903)        (18,680)        (11,113)       (28,908)          (113,280)
  Loan costs                                  (69,133)       (185,263)        (42,123)      (231,672)          (710,716)
                                         ------------    ------------    ------------   ------------       ------------

Net loss                                 $   (543,453)   $ (1,220,506)   $   (321,977)  $   (705,540)      $ (5,127,114)
                                         ============    ============    ============   ============       ============


Net loss per share, basic and diluted    $      (0.04)   $      (0.09)   $      (0.03)  $      (0.09)      $      (1.21)
                                         ============    ============    ============   ============       ============

Weighted average shares,
   basic and diluted                       13,555,555      13,250,744      11,752,143      7,665,868          4,236,561
                                         ============    ============    ============   ============       ============



                                 See Notes to Condensed Consolidated Financial Statements.

                                                            4

                                                         SIRICOMM, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE PERIOD FROM INCEPTION (APRIL 24, 2000) THROUGH MARCH 31, 2004




                                   Preferred Stock        Common Stock        Additional
                                  ------------------  ---------------------    Paid-in    Accumulated    Treasury
                                   Shares    Amount      Shares     Amount     Capital     Deficit        Stock         Total
                                  -------  ---------  ----------  ---------  -----------  -----------  ------------   -----------
Issuance of founder shares
  at inception                          -  $       -       3,333  $   3,333  $         -  $         -   $         -   $     3,333
Conversion of debt to equity            -          -       6,372      6,372      379,844            -             -       386,216
Net loss for the period                 -          -           -          -            -     (398,391)            -      (398,391)
                                  -------  ---------  ----------  ---------  -----------  -----------  ------------   -----------

Balance, September 30, 2000             -          -       9,705      9,705      379,844     (398,391)            -        (8,842)

Issuance of common stock                -          -         295        295      288,709            -             -       289,004
Net loss for the year                   -          -           -          -            -     (470,597)            -      (470,597)
                                  -------  ---------  ----------  ---------  -----------  -----------  ------------   -----------

Balance, September 30, 2001             -          -      10,000     10,000      668,553     (868,988)            -      (190,435)


Acquisition of 1,694 treasury
 shares                                 -          -           -          -            -            -      (253,524)     (253,524)
Issuance of 1,472 treasury
 shares                                 -          -           -          -     (184,641)           -       220,311        35,670
Net loss for the year                   -          -           -          -            -     (911,611)            -      (911,611)
                                  -------  ---------  ----------  ---------  -----------  -----------  ------------   -----------

Balance, September 30, 2002             -          -      10,000     10,000      483,912   (1,780,599)      (33,213)   (1,319,900)

Reverse merger and reorganization       -          -   9,712,867       (277)    (247,892)           -        33,213      (214,956)
Conversion of debt to equity            -          -   2,029,000      2,029    1,104,971            -             -     1,107,000
Stock issued for loan costs             -          -     137,782        138      272,574            -             -       272,712
Stock issued for services               -          -   1,001,944      1,002    1,144,157            -             -     1,145,159
Stock warrants issued for services      -          -           -          -      185,000            -             -       185,000
Stockholder contributions               -          -           -          -      829,838            -      (458,838)      371,000
Proceeds from stock issuance            -          -      75,000         75       74,925            -             -        75,000
Net loss for the period                 -          -           -          -            -   (2,126,009)            -    (2,126,009)
                                  -------  ---------  ----------  ---------  -----------  -----------  ------------   -----------

 Balance, September 30, 2003            -          -  12,966,593     12,967    3,847,485   (3,906,608)     (458,838)     (504,994)

Conversion of debt to equity      213,417        213     426,592        426      642,759            -             -       643,398
Stock issued for loan costs             -          -       9,593         10       13,670            -             -        13,680
Stock issued for services               -          -      34,000         34       38,590            -             -        38,624
Stock warrants exercised                -          -     176,000        176       87,824            -             -        88,000
Stock options issued for services       -          -           -          -       57,500            -             -        57,500
Proceeds from stock issuance            -          -   1,925,000      1,925    1,828,075            -             -     1,830,000
Issuance of options to employees        -          -           -          -       50,000            -             -        50,000
Treasury stock retired                  -          -    (195,250)      (195)    (458,643)           -       458,838             -
Net loss for the period                 -          -           -          -            -   (1,220,506)            -    (1,220,506)
                                  -------  ---------  ----------  ---------  -----------  -----------  ------------   -----------
 Balance, March 31, 2004          213,417  $     213  15,342,528  $  15,343  $ 6,107,260  $(5,127,114) $          -   $   995,702
                                  =======  =========  ==========  =========  ===========  ===========  ============   ===========


                                   See Notes to Condensed Consolidated Financial Statements.

                                                            5

                                                 SIRICOMM, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                      Six Months Ended                 From Inception
                                                           -------------------------------------    (April 24, 2000) to
                                                           March 31, 2004         March 31, 2003       March 31, 2004
                                                           --------------         --------------    -------------------
Cash flows from operating activities:
  Net loss                                                  $ (1,220,506)           $ (705,540)          $ (5,127,114)

     Adjustments to reconcile net loss to net cash
       flows from operating activities:
          Depreciation                                             9,930                 9,647                 52,389
          Amortization of loan costs                                   -                     -                525,453
          Loan costs                                             159,264               210,710                159,264
          Stock-based compensation for services                  181,066                     -                802,487
          Stock-based compensation to employees                   50,000                     -                 50,000
          Settlement expense funded from debt acquisition              -                     -                128,672
          Write-off of note receivable                                 -                     -                 50,000
          Other non-cash charges                                   1,373                     -                 16,327
            Changes in assets and liabilities:
              Current assets                                     359,512                15,000                359,512
              Current liabilities                                 30,459               115,272                432,419
                                                            ------------          ------------         --------------

Net cash used in operating activities                           (428,902)             (354,911)            (2,550,591)
                                                            ------------          ------------         --------------

Cash flows from investing activities:
  Cash acquired in business combination                                -                 1,479                  1,479
  Acquisition of furniture and equipment                          (2,837)                    -               (102,796)
  Proceeds from sale of equipment                                      -                     -                  1,406
                                                            ------------          ------------         --------------

Net cash used in (provided by) financing activities               (2,837)                1,479                (99,911)
                                                            ------------          ------------         --------------

Cash flows from financing activities:
  Issuance of notes receivables                                        -                     -                (50,000)
  Borrowings under line of credit, net                                 -                     -                 97,043
  Proceeds from notes payables                                         -               380,000              1,731,035
  Payment of notes payable                                      (176,640)              (66,136)              (383,208)
  Payment of loan costs                                                -                     -                (50,000)
  Advances from (repayments to) officers, net                          -                     -                386,216
  Proceeds from sale of common stock                           1,918,000                     -              2,285,337
                                                            ------------          ------------         --------------

Net cash provided by financing activities                      1,741,360               313,864              4,016,423
                                                            ------------          ------------         --------------

Increase (decrease) in cash                                    1,309,621               (39,568)             1,365,921
Cash, beginning of period                                         56,300                44,304                      -
                                                            ------------          ------------         --------------
Cash, end of period                                         $  1,365,921          $      4,736         $    1,365,921
                                                            ============          ============         ==============


                                   See Notes to Condensed Consolidated Financial Statements.



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                      $      9,385          $      7,637         $       25,860
                                                            ============          ============         ==============


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Issuance of 34,000 shares of common stock for services      $     38,624          $          -         $       38,624
                                                            ============          ============         ==============

Conversion of debt to equity                                $    642,026          $  1,000,000         $    2,135,242
                                                            ============          ============         ==============

Issuance of 9,842 shares of common stock for loan costs     $     13,680          $          -         $       13,680
                                                            ============          ============         ==============

Loan cost funded through issuance of stock                  $          -          $    210,611         $            -
                                                            ============          ============         ==============

Debt assumed pursuant to reverse acquisition                $          -          $    100,000         $      100,000
                                                            ============          ============         ==============

Stock offering costs funded through issuance of stock       $          -          $     26,670         $            -
                                                            ============          ============         ==============

Acquisition of 1,694 shares of treasury stock               $          -          $          -         $      253,524
                                                            ============          ============         ==============

Stockholder contribution of stock options on behalf of
  the Company                                               $          -          $          -         $      371,000
                                                            ============          ============         ==============

Issuance of 1,189 shares of treasury stock for  prepaid
  services                                                  $          -          $          -         $       35,670
                                                            ============          ============         ==============

Stockholder contribution of 195,250 shares of
  common stock to the Treasury                              $          -          $          -         $      829,838
                                                            ============          ============         ==============



                                   See Notes to Condensed Consolidated Financial Statements.

                                                              7

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2004


1.   Nature of operations and summary of significant accounting policies:

     Nature of operations:

     SiriCOMM, Inc. - a Missouri corporation (the "Company"), incorporated in the State of Missouri on April 24, 2000, has developed broadband wireless application service technologies intended for use in the marine and transportation industries. The Company's development activities include integrating multiple technologies such as satellite communications, the Internet, wireless networking, and productivity enhancing software into commercially viable products and services. The Company expects to complete installation of the first phase of its proprietary wireless network and commence revenue-generating activities in late 2004.

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

     Interim information:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are in the opinion of the company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet of the Company as of September 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2003 filed with the Securities and Exchange Commission.

     The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2004


     Stock-based compensation:

     The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 whereby compensation is recognized to the extent the market price of the underlying stock at the grant date exceeds the exercise price of the option granted. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the Black-Scholes options-pricing model to determine the fair value of stock-based compensation and capital contributions.


     Had compensation cost for the Company's stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company's net loss and net loss per common share would have been the pro forma amounts indicated below for the three and six months ended March 31, 2004.

                                                           Three Months         Six Months
                                                          --------------      --------------
         Net loss, as reported                            $     (543,453)     $   (1,220,506)
         Add back intrinsic values of stock
           issued to employees                                        --              50,000

         Less: stock-based employee compensation
           under the fair value based method                     (22,500)           (179,450)
                                                          --------------      --------------

         Pro forma net loss under fair value method       $     (565,953)     $   (1,349,956)
                                                          ==============      ==============

         Net loss per common share-basic and diluted:
            As reported                                   $         (.04)     $         (.09)
            Pro forma under fair value method             $         (.04)     $         (.10)

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2004



1. Nature of operations and summary of significant accounting policies (continued):

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

2.   Notes payable:

     Notes payable consist of the following March 31, 2004:

          Bank line of credit, due on demand, but if no demand is
          made due in monthly payments of principal plus accrued
          interest through August 25, 2009. (a)                              --

          Note payable, former officer, bearing interest at 2.5%,
          unsecured, principal and interest due in monthly
          installments of $10,000 through May 2004. (b)                 135,000

          Notes payable, bearing interest at 4%, unsecured,
          interest and principal due the earlier of the date
          which the Company shall receive sufficient invested or
          borrowed sums to pay all amounts due or the dates
          ranging from March 3 through April 30, 2004. (c)               75,000

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2004


          Note payable officer, bearing interest at 4%,
          unsecured, interest and principal due interest and
          principal due the earlier of the date that the Company
          shall receive sufficient invested or borrowed sums to
          pay all amounts due. (d)                                        4,757
                                                                      ---------
                                                                      $ 214,757
                                                                      =========

          (a) Line of credit of $1,000,000, 80% guaranteed by the United States Department of Agriculture. Advances bear interest at prime plus 1.5% (adjusted quarterly) on the federally guaranteed portion and prime plus 3% (adjusted quarterly) on the remainder. Secured by substantially all assets of the Company, personally guaranteed by an officer. No proceeds have been drawn on this line of credit as of March 31, 2004.

          (b) As of March 31, 2004, the Company was in default of this note due to non-payment. In May 2004, this note was paid in full, including accrued interest (See Note 4.)

          (c) As of April 27, 2004, this amount was reduced to $25,000 due to repayment with interest.

          (d)  This note was retired on April 27, 2004 with accrued interest.

3.   Stockholders' equity:

     The Company authorized the issuance of a class of convertible Preferred Stock. The Company agreed to issue Preferred Stock to preserve a lender's continuing accrued interest and create a class superior to the common stock. In December 2003, the Company designated 500,000 shares of Series A Cumulative Convertible Preferred Stock. This stock has a par value of $0.001 and an annual dividend rate of $0.10 per share, payable in quarterly payments of $0.025 per share. The preferred stock has a liquidating preference of $1.00 per share and is convertible to Common Stock at $2.00 per share. At September 30, 2003, a stockholder agreed to convert $20,000 in accounts payable to equity. This conversion and stock issuance of 20,000 shares of common stock occurred in October 2003.

     In November 2003, the Company converted an aggregate of $400,000 in debt from existing shareholders along with accrued interest thereon. The Company issued 213,417 shares of newly issued Preferred Stock Series A in consideration for two debtholders conversion of $200,000 in notes and further issued 205,043 shares of common stock to an existing shareholder and a director who converted notes of $150,000 and $50,000 respectively. Stock-based stock issuance costs associated with these conversions aggregated $31,091.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2004


3.   Stockholders' equity (continued):

     Also November 2003, the Company entered into a broker-dealer exclusive letter agreement of services, which included introduction to certain parties desirous of establishing a mutually advantageous relationship. The term of this agreement is six months. The compensation for these services is 34,000 shares of restricted stock, $2,500 per month paid over the term of the agreement, and an additional 66,000 shares of restricted stock to be issued later. The 100,000 shares include piggyback registration rights. This agreement was amended in early April to forego further monthly installments and the 66,000 additional shares.

     In addition, an aggregate of 176,000 shares were issued in connection with the exercise of a like amount of warrants for aggregate proceeds of $88,000.

     In the first quarter of fiscal 2004, the Company issued 9,842 shares of its common stock, at the fair market value of the stock for loan costs previously accrued.

     In February 2004, a stockholder agreed to convert $24,000 in accounts payable to equity. In March 2004, certain debtholders agreed to convert $180,931 in principal and interest to equity. As discussed in Note 2, in the first and second quarters of fiscal 2004, the Company raised $1,515,000 and $410,000 respectively in connection with a private placement offering. The Company also raised $75,000 during the fourth quarter of fiscal 2003 in connection with the same offering.

     In March 2004, the Company issued 14,500 stock options to consultants for services rendered, and has committed to issue an additional 10,500 options with the same terms at a future date. The options are excercisable for $1 per share through December 31, 2013 and have an aggregate fair value of $57,500.

4.   Commitments and contingencies:

     Litigation:

     On July 26, 2003, the Company was named a defendant in a lawsuit for breach of settlement contract. In May, 2004, this matter was settled for $135,000 principal plus accrued interest of $10,000. This settlement releases the Company from any other liability in this matter.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO MARCH 31, 2004


     Employment agreements:

     The Company has three executive employee agreements with certain officers/directors. As part of these agreements the Company is obligated to pay these individuals aggregate compensation of $425,000 annually through February 2005.

5.   Subsequent Events:

     In April 2004, the Company entered into a five (5) year consulting agreement with a company owned by a shareholder, whereby they would provide the Company with consulting services including utilizing their relationships with certain entities that may be beneficial to the business of the Company. The compensation for their services is 436,000 restricted shares of the Company's common stock.

     In April 2004, the Company entered into a two (2) year consulting agreement with a third party, whereby they would provide the Company with consulting services including certain internet technologies, industry introduction and support from political lobbyists that may be beneficial to the business of the Company. The compensation for their services is 100,000 restricted shares of the Company's common stock.

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

Critical Accounting Policies and Estimates:

         Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policy, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

         The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the Black-Scholes options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The following estimates are used for grants in 2004: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience, measured by a weighted average of closing share prices prior to each measurement date. Expected lives are estimated based on management's judgment of the time period by which these instruments will be exercised.

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

         SiriCOMM's patent-pending network infrastructure solution provides considerable benefits when compared to other solutions competing in the space. The architecture transmits data at speeds of up to 48,000 kilobits per seconds ("kbps"), or 20 to 100 times faster than other wireless solutions such as GSM (9.6 kbps), CDMA2000-1XRTT (144 kbps), or Qualcomm's USAT (2 kbps). SiriCOMM will install network access nodes using Wireless Fidelity (Wi-Fi) access points at strategic locations nationwide. Each wireless local area network is interconnected using satellite communications and the company's proprietary server solution. The point-to-multipoint broadcast feature of the company's network provides considerable cost-to-bandwidth efficiencies. SiriCOMM's software applications leverage this optimized data network to deliver significant cost reduction and productivity improvement opportunities to subscribing companies. For a flat, low monthly fee subscribers will have access to a suite of productivity software, the Internet, e-mail, proprietary company intranet information, and similar business tools. Users will connect to the network using any 802.11-compatible device. For the most mobile subscribers, SiriCOMM recommends a Wi-Fi-enabled Palm OS handheld computer. SiriCOMM's solutions are expected to become commercially available during the third quarter of fiscal year 2004.

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

         SiriCOMM intends to purchase its satellite services from ViaSat, Inc. of Norcross, GA. The agreement will include redundant teleport (ground transmission station) services, satellite data transmission bandwidth, and remote site maintenance services at each of the SiriCOMM installations. Term of the agreement will be sixty months and automatically renews an additional twelve months. ViaSat, under a separate agreement with SatNet, will perform the complete installation of each SiriCOMM network site. At each ground location the satellite receiving equipment is linked to SiriCOMM's remote server and the wireless local area network (WLAN) that provides connectivity for individual subscribers. This architecture enables high speed two-way data communications as well as store and forward services based at the local server. The Company believes that this architecture provides the best possible combination of bandwidth, services, price, and suitability for service for its customers.

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

         The construction of the initial network is estimated to cost $1-2 million and financing has been arranged by private sales of the Company's debt and equity securities. In additions to the proceeds of a $2,000,000 private placement, the Company closed a $1,000,000 loan from Southwest Missouri Bank
(SMB) which is partially guaranteed by the United States Department of Agriculture in late February, 2004. The terms of this financing are very favorable to the Company. The private placement consisted of 2,000,000 units, each unit consisted of one share of the Company's common stock and one three-year warrant exercisable at $2.00 per share. In May 2004, the Company completed a subsequent private placement of 328,143 units at $3.40 per unit. Each unit consists of one share of common stock and one quarter (1/4) of a three-year common stock purchase warrant exercisable at $4.75 per share. The Company received proceeds of $1,115,686.

Results of Operations

         From inception (April 24, 2000) through March 31, 2004, SiriCOMM has not generated any revenues. During the period from inception (April 24, 2000) through March 31, 2004, SiriCOMM had net losses totaling $5,127,114. During the three and six months ended March 31, 2004, net losses totaled $543,453 and $1,220,506, respectively. From inception through March 31, 2004, SiriCOMM's general and administrative expenses totaled $774,277 or 18% of total operating expenses, while for the three and six months ended March 31, 2004 general and administrative expenses totaled $92,172 and $157,835 or 19.5% and 15.5% of total operating expenses, respectively. From inception through March 31, 2004, SiriCOMM incurred salaries and consulting fees of $3,012,353 or 70.0% of operating expenses, of which $359,958 and $770,918, or 76.3% and 75.7% of total operating expenses were incurred during the three and six months ended March 31, 2004, respectively. Of such amounts $671,421 and $50,000 were stock-based non-cash costs for the period from inception and the six months ended March 31, 2004, respectively. Research and development costs were $365,689 or 8.5% of total operating expenses incurred in the period from inception (April 24, 2000) through March 31 2004, while expenses incurred during the three and six months ended March 31, 2004 totaled $14,700 and $29,470 or 3.1% and 2.9% of total operating expenses. These substantial declines were a result of 1) substantial completion of this research and development phase and 2) cash flow considerations.

         From inception through March 31, 2004, the Company has incurred interest expenses $113,280, of which $3,903 and $18,680 was incurred during the three and six months ended March 31, 2004.

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

         Since its inception, SiriCOMM has financed its activities primarily from short-term loans and private sale of its securities. During fiscal 2003, the Company borrowed an aggregate of $680,000 from several lenders. The Company issued promissory notes to these lenders. The notes have varying interest rates ranging from 4% to 10% and matured either during 2003 or mature as late as November 2004. In addition, of the $680,000, an aggregate of $550,000 was converted into preferred or common equity of the Company during the first and second quarters of fiscal 2004. The Company has raised proceeds through the private sale of its equity in March 2004. The private placement consisted of 2,000,000 units, each unit consisted of one share of the Company's common stock and one three-year warrant exercisable at $2.00 per share. In May 2004, the Company has recently completed a subsequent private placement of 328,143 units at $3.40 per unit. Each unit consisted of one share of common stock and one quarter (1/4) three year warrant exercisable at $4.75 per share. The Company received proceeds of $1,115,686.

         SiriCOMM also issued a Demand Note to a Bank. The Demand Note bears interest at the annual rate of 7% and SiriCOMM makes monthly installments of $2,409 per month, maturing July 20, 2004. The loan is secured by all assets of SiriCOMM and guaranteed by the Company's President and CEO. This note was retired upon closing of the $1,000,000 USDA loan.

         SiriCOMM was indebted to a former officer in the principal amount of $135,000. In connection with this indebtedness, SiriCOMM issued the former officer a Note in the original principal amount of $290,000. This Note was unsecured and called for payments in monthly installments of $10,000 through May 2004. The Company was in default and the former officer commenced legal proceedings in July 2003 against the Company seeking damages in excess of $150,000. (See Legal Proceedings) The Company recorded the liability with interest thereon at the default rate of 9 percent. Subsequent to March 31, the Company paid $145,000 in satisfaction of judgement releasing it from all further claims.

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

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

         On July 26, 2003 the Company was named a defendant in a lawsuit entitled Greg Sanders v. SiriComm, Inc. The action was brought in the Circuit Court of Newton County, Neosho, Missouri (CV303-559CC). The action was for breach of contract and seeks damages in the principal amount of $135,000 plus an additional $30,000 in alleged acceleration interest. In May, 2004 this matter was settled by the Company paying the plaintiff $145,000, inclusive of accrued but unpaid interest.

Item 2:  Changes in Securities and Use of Proceeds

         (a) None

         (b) None

         (c) On January 15, 2004, the Company issued 56,000 shares of its common stock to Mr. Robert Smith pursuant to the exercise of a stock option for a like number of shares. The option was granted to Mr. Smith under the Company's 2002 Equity Incentive Plan. The exercise price of the option was $.50. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

         On February 23, 2004, the Company issued an aggregate of 20,610 shares to Joel C. Schneider, Esq. (10,305) and Herbert H. Sommer, Esq. (10,306), partners of the Company's securities counsel, Sommer & Schneider LLP. The share were issued in lieu of $24,000 of outstanding legal fees due the firm. The shares were issued under the Company's 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

         On March 10, 2004 we closed the sale of 2,000,000 units ("Units") at $1.00 per Unit to twenty-seven accredited investors. Each Unit consists of one share of the Company's common stock and one three-year warrant exercisable at $2.00 per share. Among the investors in this offering was Mr. Terry W. Thompson, a director of the Company who purchased 100,000 Units. The Units were issued under the exemption from registration provided in Section 4(2) of the Act.

         On March 10, 2004 we issued 331,951 Units to five investors upon the conversion of an aggregate of $331,951 of debt due by the Company to these investors. Among the investors converting their debt was Mr. Terry W. Thompson, direct of the Company who converted $50,600 of debt into 50,600 Units. These Units were issued under the exemption from registration provided in Section 4(2) of the Act.

         On March 15, 2004 we granted an aggregate of 25,000 stock options to Mr. Derrick Woolworth, our Director of Architecture Engineering. The options are exercisable at the price of $3.40 per share. Of the 25,000 options, 15,000 vested immediately and the balance of 10,000 are subject to vesting based on him achieving certain performance goals. The options were granted pursuant to our 2002 Equity Incentive Plan.

         On March 18, 2004 we issued 27,656 Units to Marvin and Donna McDaniel upon the conversion of $27,656 of debt due by the Company to the McDaniels. The Units were issued under the exemption from registration provided in Section 4(2) of the Act.

         On April 7, 2004, the Company issued 436,000 shares of its Common Stock to Gunner Investments, Inc. pursuant to a consulting agreement. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On April 7, 2004 the Company issued to the principals of Layne Morgan Technology Group an aggregate of 100,000 shares of its common stock and 150,000 three-year common stock purchase warrants exercisable at $1.50 per share pursuant to a consulting agreement. The shares and warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

         On April 21, 2004 the Company issued 7,000 shares of its Common Stock to Mr. Bobby Ray Weant pursuant to the exercise of a stock option for a like number of shares. The option was granted to Mr. Weant under the Company's 2002 Equity Incentive Plan. The exercise price of the option was $1.00. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

         On May 4, 2004 we closed the sale of 328,143 units ("Units") at $3.40 per Unit to fourteen accredited investors. Each Unit consists of one share of the Company's common stock and one quarter (1/4) of a three-year warrant exercisable at $4.75 per share. The Units were issued under the exemption from registration provided in Section 4(2) of the Act.

         In May 2004 the Company agreed to issue to Mark Sullivan 150,000 three-year options, exercisable at $3.40 per share. The options were granted to Mark Sullivan and his designees under the Company's 2002 Equity Incentive Plan.

         (d) Not Applicable

Item 3.: Defaults upon Senior Securities

         None

Item 4.: Submission of Matters to a Vote of Security Holders

                  None

Item 5.: Other Information

         In April 2004 the Company entered into a five (5) year consulting agreement with Gunner Investments, Inc. ("Gunner"). Pursuant to this agreement, Gunner is to provide the Company with consulting services including utilizing its relationship with certain entities that may be beneficial to the business of the Company. As consideration for Gunner's services, the Company issued 436,000 shares of its common stock to Gunner. The shares are subject to forfeiture based on the following schedule:

         If the agreement is terminated during:

         Year 1    -  348,800 shares will be forfeited
         Year 2    -  261,600 shares will be forfeited
         Year 3    -  174,400 shares will be forfeited
         Year 4    -   87,200 shares will be forfeited
         Year 5    -        0 shares will be forfeited

         In April 2004 the Company entered into a two (2) year consulting agreement with Layne Morgan Technology Group ("Layne"), whereby they agreed to provide the Company with consulting services including certain internet technologies, industry introductions and support from political lobbyists. As consideration for Layne's services, the Company issued 100,000 restricted shares of its common stock and 150,000 common stock purchase warrants, exercisable for three years at an exercise price of $1.50 per share.

         In May 2004 the Company entered into a Memorandum of Understanding with Mark Sullivan ("Sullivan"), whereby Sullivan agreed to assist the Company in the development of its wireless network infrastructure, its software applications and certain other related products. As consideration for Sullivan's services, the Company agreed to issue 150,000 options, exercisable for three years at an exercise price of $3.40.

         In May 2004 the Company entered into a Memorandum of Understanding ("MOU") with Christenson Transportation, Inc. ("Christenson"). The primary purpose of this transaction is for the Company to provide Christenson with ongoing productivity software applications that are designed to improve Christenson's fleet's daily operational functions, reduce operating costs, increase Christenson's employee productivity and enhance safety and security. The MOU has an initial term of 36 months and Christenson has agreed to pay the Company $49.95 each month for each registered subscriber.

Item 6.: Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report:

                  4.1      Form of Warrant issued to the principals of Layne
                           Morgan.

                  4.2      Form of Warrant issued to investors on May 4, 2004.

                  10.1 Consulting Agreement dated April 22, 2004 between the Company and Layne Morgan Technology Group.

                  10.2 Consulting agreement dated April 1, 2004 between the Company and Gunner Investments, Inc.

                  10.3 Memorandum of Understanding between the Company and Christenson Transportation, Inc.

                  10.4 Memorandum of Understanding between the Company and Mark Sullivan.

                  31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

                  31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K

                  (1) A Current Report on Form 8-K was filed on February 24, 2004 to report the completion of the Company's $2,000,000 private placement.

                  (2) A Current Report on Form 8-K was filed on February 26, 2004 to report the consummation of a $1,000,000 loan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 24, 2004               SIRICOMM, INC.



                                   By:  /s/ Henry P. Hoffman
                                      ------------------------------------------
                                        Henry P. Hoffman, President and
                                        Chief Executive Officer



                                   By:  /s/ J. Richard Iler
                                      ------------------------------------------
                                       J Richard Iler, Executive Vice President
                                       and Chief Financial Officer