Form 10QSB
period 2004-06-30
SIRICOMM INC
filed 2004-08-16
CIK 851199

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

For the Quarter Period Ended
June 30, 2004                                        Commission File No. 0-18399

                                 SIRICOMM, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware                                             62-1386759
-------------------------------                             --------------------
  (State or jurisdiction of                                     (IRS Employer
incorporation or organization)                               Identification No.)

2900 Davis Boulevard, Suite 130, Joplin, Missouri               64804
-------------------------------------------------           ------------
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

                                 Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 3, 2004 was 16,209,775

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements


Condensed Consolidated Balance Sheets                                      3

Condensed Consolidated Statements of Operations for the nine
months ended June 30, 2004 and June 30, 2003                               4

Condensed Consolidated Statements of Changes in Stockholders'              5
Equity for the period ended June 30, 2004

Condensed Consolidated Statements of Cash Flows for the nine
months ended June 30, 2004 and June 30, 2003                             6-7

Notes to the Condensed Consolidated Financial Statements                8-13

                                                SIRICOMM, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED BALANCE SHEET

                                                                                      June 30, 2004          September 30,
                                                                                       (unaudited)                2003
                                                                                      ------------           ------------
                                              ASSETS
Current assets:
  Cash                                                                                $  1,400,282           $     56,300
  Prepaid expenses and other current assets                                                695,784                639,316
  Deferred loan costs, net                                                                   2,786                181,940
                                                                                      ------------           ------------
     Total current assets                                                                2,098,852                877,556

Furniture and equipment, net of accumulated depreciation
  of $56,809 and $41,701 as of June 30, 2004 and
  September 30, 2003, respectively                                                          66,967                 54,764
                                                                                      ------------           ------------

     Total assets                                                                     $  2,165,819           $    932,320
                                                                                      ============           ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Note payable, bank                                                                  $    122,000           $     96,640
  Current maturities of  long-term debt:
    Officers and directors                                                                                         59,757
    Other                                                                                   25,000                633,637
  Accounts payable                                                                          63,310                101,181
  Accrued expenses and other current liabilities                                           300,219                376,099
                                                                                      ------------           ------------
     Total current liabilities                                                             510,529              1,267,314

Notes payable and long-term debt, less current maturities                                        -                150,000
Other liabilities                                                                                -                 20,000
                                                                                      ------------           ------------
     Total liabilities                                                                     510,529              1,437,314
                                                                                      ------------           ------------

Stockholders' equity (deficit):
   Preferred stock - par value $.001; 5,000,000 shares authorized;                             213                      -
     Series A - par value $.001; 500,000 authorized; 213,417 issued and outstanding
   Common stock - par value $.001; 50,000,000 shares authorized; 16,226,671 and
     12,966,593 shares issued and 16,005,046 and 12,771,343 shares outstanding
     as of June 30, 2004 and September 30, 2003, respectively                               16,227                 12,967
   Additional paid-in capital                                                            8,590,121              3,847,485
   Deferred compensation                                                                  (722,016)                     -
   Deficit accumulated during the development stage                                     (6,229,255)            (3,906,608)
   Treasury stock, 195,250 shares at cost at September 30, 2003                                  -               (458,838)
                                                                                      ------------           ------------
      Total stockholders' equity (deficit)                                               1,655,290               (504,994)
                                                                                      ------------           ------------

      Total liabilities and stockholders' equity (deficit)                            $  2,165,819           $    932,320
                                                                                      ============           ============


                                        See Notes to Consolidated Financial Statements.

                                                         SIRICOMM, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENT OF OPERATIONS


                                                   Unaudited June 30, 2004        Unaudited June 30, 2003
                                               ------------------------------  -----------------------------
                                               For the Three     For the Nine  For the Three   For the Nine      From Inception
                                                 Months Then     Months Then    Months Then     Months Then    (April 24, 2000) to
                                                    Ended           Ended          Ended           Ended          June 30, 2004
                                                ------------    ------------   ------------    ------------       ------------
Revenues                                        $          -    $          -   $          -    $          -       $          -

Operating expenses:
 General and administrative                          125,220         283,055         83,097         217,144            899,497
 Salaries and consulting fees                      1,000,368       1,771,286        561,004         817,678          4,012,721
 Stock-based compensation                                  -          50,000              -               -             50,000
 Research and development                            (15,200)         14,270         18,274          62,867            350,489
 Write-off of notes receivable                                             -              -               -             50,000
 Depreciation                                          5,177          15,107          4,824          14,470             57,566
                                                ------------    ------------   ------------    ------------       ------------
            Total operating expenses               1,115,565       2,133,718        667,199       1,112,159          5,420,273
                                                ------------    ------------   ------------    ------------       ------------

Operating loss                                    (1,115,565)     (2,133,718)      (667,199)     (1,112,159)        (5,420,273)

  Interest income                                      1,299           2,871              -               -              2,871
  Other income                                        37,205          37,223              -               -             37,223
  Interest expense                                    (5,189)        (23,869)       (10,565)        (39,473)          (118,469)
  Loan costs                                         (19,891)       (205,154)      (112,497)       (344,169)          (730,607)
                                                ------------    ------------   ------------    ------------       ------------

Net loss                                        $ (1,102,141)   $ (2,322,647)  $   (790,261)   $ (1,495,801)      $ (6,229,255)
                                                ============    ============   ============    ============       ============

Net loss per share, basic and diluted           $      (0.07)   $      (0.16)  $      (0.07)   $      (0.16)      $      (1.26)
                                                ============    ============   ============    ============       ============

Weighted average shares,
   basic and diluted                              16,019,569      14,170,317     12,137,063       9,156,266          4,938,298
                                                ============    ============   ============    ============       ============



                                        See Notes to Consolidated Financial Statements.

                                                         SIRICOMM, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              FOR THE PERIOD FROM INCEPTION (APRIL 24, 2000) THROUGH JUNE 30, 2004



                              Preferred Stock      Common Stock      Additional
                             ----------------  -------------------    Paid-in   Deferred    Accumulated    Treasury
                              Shares   Amount    Shares     Amount    Capital Compensation    Deficit        Stock          Total
                             -------  -------  ----------  -------  ----------  ---------   -----------    ----------   -----------
Issuance of founder shares
 at inception                      -  $     -       3,333  $ 3,333  $        -  $       -   $         -    $        -   $     3,333
Conversion of debt to
 equity                                             6,372    6,372     379,844                                              386,216
Net loss for the period                                                                        (398,391)                   (398,391)
                             -------  -------  ----------  -------  ----------  ---------   -----------    ----------   -----------

Balance, September 30, 2000        -        -       9,705    9,705     379,844          -      (398,391)            -        (8,842)

Issuance of common stock                              295      295     288,709                                              289,004
Net loss for the year                                                                          (470,597)                   (470,597)
                             -------  -------  ----------  -------  ----------  ---------   -----------    ----------   -----------
Balance, September 30, 2001        -        -      10,000   10,000     668,553          -      (868,988)            -      (190,435)

Treasury stock acquisition
 (1,694 shares)                                                                                              (253,524)     (253,524)

Issuance of 1,472 treasury
 shares of common stock                                               (184,641)                               220,311        35,670
Net loss for the year                                                                                        (911,611)     (911,611)
                             -------  -------  ----------  -------  ----------  ---------   -----------    ----------   -----------
Balance, September 30, 2002        -        -      10,000   10,000     483,912          -    (1,780,599)      (33,213)   (1,319,900)

Reverse merger and
 reorganization                                 9,712,867     (277)   (247,892)                                33,213      (214,956)
Conversion of debt to
 equity                                         2,029,000    2,029   1,104,971                                            1,107,000
Stock issued for loan costs                       137,782      138     272,574                                              272,712
Stock issued for services                       1,001,944    1,002   1,144,157                                            1,145,159
Stock warrants issued for
 services                                                              185,000                                              185,000
Stockholder contributions                                              829,838                               (458,838)      371,000
Proceeds from stock issuance                       75,000       75      74,925                                               75,000
Net loss for the period                                                                      (2,126,009)                 (2,126,009)
                             -------  -------  ----------  -------  ----------  ---------   -----------    ----------   -----------
Balance, September 30, 2003
 (unaudited)                       -        -  12,966,593   12,967   3,847,485          -    (3,906,608)     (458,838)     (504,994)

Conversion of debt to
 equity                      213,417      213     426,592      426     642,759                                              643,398
Stock issued for loan costs                         9,593       10      13,670                                               13,680
Stock issued for services                         570,000      570   1,306,610   (722,016)                                  585,164
Stock warrants- exercised                         176,000      176      87,824                                               88,000
Stock options issued for
 services                                                              137,000                                              137,000
Stock options exercised                            20,000       20      19,980                                               20,000
Proceeds from stock
 issuance                                       2,253,143    2,253   2,943,436                                            2,945,689
Issuance of options to
 employees, net                                                         50,000                                               50,000
Treasury stock retired                           (195,250)    (195)   (458,643)                               458,838             -
Net loss for the period                                                                      (2,322,647)                 (2,322,647)
                             -------  -------  ----------  -------  ----------  ---------   -----------    ----------   -----------

Balance, June 30, 2004       213,417  $   213  16,226,671  $16,227  $8,590,121  $(722,016)  $(6,229,255)   $        -   $ 1,655,290
                             =======  =======  ==========  =======  ==========  =========   ===========    ==========   ===========



                                        See Notes to Consolidated Financial Statements.

         SIRICOMM, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF
CASH FLOWS



                                                                   Nine Months Ended                   From Inception
                                                         -------------------------------------      (April 24, 2000) to
                                                          June 30, 2004         June 30, 2003          June 30, 2004
                                                           ------------          ------------          ------------
                                                            (unaudited)          (unaudited)
Cash flows from operating activities:
  Net loss                                                 $ (2,322,647)         $ (1,495,801)         $ (6,229,255)
    Adjustments to reconcile net loss to net cash
      flows from operating activities:
        Depreciation                                             15,107                14,470                57,566
        Loan costs                                              179,154               344,172               704,607
        Stock-based compensation for services                   806,872               473,370             1,428,293
        Stock-based compensation to employees                    50,000                     -                50,000
        Settlement expense funded from debt
         acquisition                                                  -                     -               128,672
        Write-off of note receivable                                  -                     -                50,000
        Other non-cash charges                                    1,373                     -                16,327
        Changes in assets and liabilities:
          Current assets                                       (141,175)               15,000              (141,175)
          Current liabilities                                   (44,440)              175,426               357,520
                                                           ------------          ------------          ------------

Net cash used in operating activities                        (1,455,756)             (473,363)           (3,577,445)
                                                           ------------          ------------          ------------

Cash flows from investing activities:
  Cash acquired in business combination                               -                 1,479                 1,479
  Acquisition of furniture and equipment                        (27,311)                    -              (127,270)
  Proceeds from sale of equipment                                     -                     -                 1,406
                                                           ------------          ------------          ------------

Net cash provided by (used in)
  investing activities                                          (27,311)                1,479              (124,385)
                                                           ------------          ------------          ------------

Cash flows from financing activities:
  Issuance of notes receivables                                       -                     -               (50,000)
  Borrowings under line of credit, net                                -                     -                97,043
  Proceeds from notes payables                                        -               530,000             1,731,035
  Payment of notes payable                                     (226,640)              (91,904)             (433,208)
  Payment of loan costs                                               -                     -               (50,000)
  Advances from (repayments to) officers, net                         -                     -               386,216
  Proceeds from sale of common stock                          3,053,689                     -             3,421,026
                                                           ------------          ------------          ------------

Net cash provided by financing activities                     2,827,049               438,096             5,102,112
                                                           ------------          ------------          ------------

Increase (decrease in) cash                                   1,343,982               (33,788)            1,400,282
Cash, beginning of period                                        56,300                44,304                     -
                                                           ------------          ------------          ------------
Cash, end of period                                        $  1,400,282          $     10,516          $  1,400,282
                                                           ============          ============          ============


                                        See Notes to Consolidated Financial Statements.


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                     $     11,385          $     10,596          $     27,860
                                                           ============          ============          ============


                 SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Issuance of 570,000 shares of common stock for services    $    574,624          $          -          $    574,624
                                                           ============          ============          ============

Conversion of debt to equity                               $    642,026          $  1,107,000          $  2,135,242
                                                           ============          ============          ============

Issuance of 9,842 shares of common stock for loan costs    $     13,680          $          -          $     13,680
                                                           ============          ============          ============


Debt assumed pursuant to reverse acquisition               $          -          $    100,000          $    100,000
                                                           ============          ============          ============

Stock offering costs funded through issuance of stock      $          -          $     26,670          $     26,670
                                                           ============          ============          ============

Acquisition of 1,694 shares of treasury stock              $          -          $          -          $    253,524
                                                           ============          ============          ============

Stockholder contribution of stock options on behalf of
  the Company                                              $          -          $    351,250          $    371,000
                                                           ============          ============          ============

Issuance of 1,189 shares of treasury stock for  prepaid
  services                                                 $          -          $          -          $     35,670
                                                           ============          ============          ============

Stockholder contribution of 195,250 shares of
  common stock to the Treasury                             $          -          $          -          $    829,838
                                                           ============          ============          ============


                                        See Notes to Consolidated Financial Statements.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2004
                                   UNAUDITED


1.   Nature of operations and summary of significant accounting policies:

     Nature of operations:

     SiriCOMM, Inc. - a Delaware corporation (the "Company"), through its wholly owned subsidiary of the same name which was incorporated in the State of Missouri on April 24, 2000, has developed broadband wireless application service technologies intended for use in the marine and transportation industries. The Company's development activities include integrating multiple technologies such as satellite communications, the Internet, wireless networking, and productivity enhancing software into commercially viable products and services. The Company expects to complete installation of the first phase of its proprietary wireless network and commence revenue-generating activities in late 2004.

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

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2004
                                   UNAUDITED


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


     Had compensation cost for the Company's stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company's net loss and net loss per common share would have been the pro forma amounts indicated below for the three and nine months ended June 30, 2004.

                                                                  Three Months             Nine Months
                                                                  ------------             -----------
         Net loss, as reported                                   $  (1,102,141)           $  (2,322,647)

         Add back intrinsic values of stock
           issued to employees                                              --                   50,000

         Less: stock-based employee compensation
           under the fair value based method                           (21,500)                (200,950)
                                                                 -------------            -------------
         Pro forma net loss under fair value method              $  (1,123,641)           $  (2,473,597)
                                                                 =============            =============

         Net loss per common share-basic and diluted:
           As reported                                           $        (.07)           $        (.16)
           Pro forma under fair value method                     $        (.07)           $        (.17)

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2004
                                   UNAUDITED


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

2.   Note payable and long-term debt:

     Note payable and long-term debt consist of the following June 30, 2004:

          Bank line of credit, due on demand, but if no demand is
          made due in monthly payments of principal plus accrued
          interest through August 25, 2009. (a)                      $ 122,000

          Notes payable, bearing interest at 4%, unsecured,
          interest and principal due the earlier of the date
          which the Company shall receive sufficient invested or
          borrowed sums to pay all amounts due or the dates
          ranging from March 3 through April 30, 2004. (b)              25,000
                                                                     ---------
                                                                     $ 147,000
                                                                     =========

          (a) Line of credit of $1,000,000, 80% guaranteed by the United States Department of Agriculture. Advances bear interest at prime plus 1.5% (adjusted quarterly) on the federally guaranteed portion and prime plus 3% (adjusted quarterly) on the remainder. Secured by substantially all assets of the Company, personally guaranteed by an officer.
          (b) As of April 27, 2004, this amount was reduced by $50,000 due to repayment with interest. The remaining note of $25,000 is currently being renewed under similar terms.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2004
                                   UNAUDITED


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

     Also November 2003, the Company entered into a broker-dealer exclusive letter agreement of services, which included introduction to certain parties desirous of establishing a mutually advantageous relationship. The term of this agreement is six months. The compensation for these services is 34,000 shares of restricted stock, $2,500 per month paid over the term of the agreement, and an additional 66,000 shares of restricted stock to be issued later. The 100,000 shares include piggyback registration rights. This agreement was amended in early April to reduce further monthly installments to a total of $7,500 and the 66,000 additional shares.

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

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2004
                                   UNAUDITED


3.   Stockholders' equity (continued):

     In March 2004, the Company issued 14,500 stock options to consultants for services rendered, and has committed to issue an additional 10,500 options with the same terms at a future date. The options are excercisable for $1 per share through December 31, 2013 and have an aggregate fair value of $57,500.

     On April 5, 2004, the Company granted to Les Hazen, our National Sales Manager, 25,000 stock options, the shares underlying this option are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508). The options are exercisable at $4.05 and have a ten year term. The options were granted under the Company's 2002 Equity Incentive Plan.

     On April 7, 2004, the Company issued 436,000 shares of its Common Stock to Gunner Investments, Inc. pursuant to a consulting agreement. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

     On April 7, 2004, the Company issued to the principals of Layne Morgan Technology Group an aggregate of 100,000 shares of its Common Stock and 150,000 three-year common stock purchases warrants exercisable at $1.50 per share pursuant to a consulting agreement. The shares and warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

     On April 21, 2004, the Company issued 7,000 shares of its Common Stock to Mr. Bobby Ray Weant as consideration for consulting services pursuant to the exercise of a stock option for a like number of shares. The option was granted to Mr. Weant under the Company's 2002 Equity Incentive Plan. The exercise price of the option was $1.00. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

     On May 1, 2004, the Company agreed to issue to Mark Sullivan, a network consultant, 150,000 three-year options, exercisable at $3.40 per share. The options were granted to Mark Sullivan and his designees under the Company's 2002 Equity Incentive Plan.

     On May 4, 2004, the Company closed the sale of 328,143 units ("Units") at $3.40 per Unit to fourteen accredited investors. Each Unit consists of one share of the Company's Common Stock and one quarter (1/4) of a three-year warrant exercisable at $4.75 per share. The Units were issued under the exemption from registration provided in Section 4(2) of the Act.

                          SIRICOMM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2004
                                   UNAUDITED


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

5.   Subsequent Events:

     On July 5, 2004, the Company granted to Vincent Toms, Senior Software Architect 10,000 options, the shares underlying this option are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508). The options are exercisable at $4.50 per share. The options were granted under the Company's 2002 Equity Incentive Plan.

     On July 24, 2004, the Company granted an additional 10,000 options to Derrick Woolworth, exercisable at $4.05 per share. The option was granted to Mr. Woolworth under the Company's 2002 Equity Incentive Plan. The shares underlying this option are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508).

     On July 30, 2004, the Company granted to ServeTheWeb.com, L.L.C. 2,979 shares of Common Stock as consideration for the purchase of billing software to be used by the Company. These shares are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508). The shares were granted pursuant to the Company's 2002 Equity Incentive Plan.

     As of August 4, 2004, the Company issued 19,500 shares of its Common Stock to Staunton McLane pursuant to the exercise of a stock option for a like number of shares. The exercise price of these options is $1.00. As of the date of this report, Staunton McLane has a balance of 80,500 options, each exercisable at $1.00 per share.

     As of August 10, 2004, Mr. J. Richard Iler, the Company's Chief Financial Officer and a Director, exercised 3,500 stock options at $1.00 per share. The options were granted pursuant to the Company's 2002 Equity Incentive Plan.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

         SiriCOMM, Inc. ("Company or SiriCOMM"), was incorporated in the State of Delaware on March 23, 1989 as Fountain Pharmaceuticals, Inc. The Company ceased operations and had been inactive since July 2001.

         On November 21, 2002, the Company completed the acquisition of SiriCOMM, Inc., a company organized under the laws of the State of Missouri As a result of the acquisition, the Company's business operations are those of the Missouri Corporation.

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

         We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

         The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the Black-Scholes options-pricing model to determine the fair value of these instruments The following estimates are used for grants in 2004: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience, measured by a weighted average of closing share prices prior to each measurement date. Expected lives are estimated based on management's judgment of the time period by which these instruments will be exercised.

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

Plan of Operations

         SiriCOMM is engaged in the development of broadband wireless software and network infrastructure solutions for the commercial transportation industry and government market. The Company has a vertically integrated technology platform incorporating both software applications and broadband network infrastructure and access. The vertical-specific, enterprise-grade software solutions are designed to help businesses of any size and to the extent applicable governments at various levels to reduce operating costs, improve productivity and operational efficiencies, enhance safety, and strengthen security. The Company's unique, commercial-grade private network solution is built for enterprises and integrates multiple technologies to enable an ultra high-speed, open-architecture wireless data network for its software applications and Internet access. The Company believes that its planned vertical-specific software, network technology, industry relationships, and low cost of operations will represent value to the commercial transportation industry and the government market.

         SiriCOMM believes that its patent-pending network infrastructure solution will provide economic benefits when compared to other solutions. The architecture was developed to enable cost-efficient communications between truck drivers and their centralized management. Utilizing Wireless Fidelity (Wi-Fi) equipment and a proprietary remote server, the company will make available broadband data access at locations frequented by truck drivers. SiriCOMM is in the process of installing network access nodes at strategic locations nationwide. Each wireless local area network will be interconnected using satellite communications and the company's proprietary server solution. The point-to-multipoint broadcast feature of the company's network is expected to provide considerable cost-to-bandwidth efficiencies. At each ground location the satellite receiving equipment will be linked to SiriCOMM's remote server and the wireless local area network that provides connectivity for individual subscribers. This architecture enables high-speed two-way data communications as well as store and forward services based at the local server. The Company believes that this architecture provides the best possible combination of bandwidth, services, price, and suitability for service to its future customers.

         SiriCOMM's software applications, branded Beacon, are intended to leverage this optimized data network to deliver cost reduction and productivity improvement opportunities to subscribing companies. For a flat monthly fee, Beacon subscribers will have access to a suite of productivity software, the Internet, e-mail, proprietary company intranet information, and similar business tools. Each Beacon subscription will initially include one Wi-Fi-enabled Palm OS handheld computer. Beacon is expected to become commercially available in late 2004, at which time SiriCOMM intends to charge a monthly subscription fee of $49.95 per user per month for its services.

         The Company also will sell wireless Internet access subscriptions using its existing network infrastructure currently under installation. The service, branded "InTouch", will be available for sale to owner operators, highway travelers, or any individual requiring Internet access. InTouch is expected to become commercially available in late 2004.

Development of SiriCOMM's Business and Products

         Since our inception we have focused our efforts principally in three key areas - product development, pre-market demonstrations to potential customers, and the formation of critical industry alliances. This disciplined approach is important to the future success of the Company. First, a working prototype of the broadband wireless network and applications software was developed and refined. Patent applications are on file for the entire end-to-end system. Second, demonstrations of the prototype to qualified potential customers reaffirmed the feasibility of the network and the potential need for its unique services. SiriCOMM has made technical presentations to more than 30 communication, automobile, trucking and mobile technology companies during the last 24 months and has received favorable feedback at such demonstrations. As a result, the Company has letters of intent, memorandums of understanding, whitepapers, and similar favorable expressions from multiple industry sources. These include trucking companies, truck manufacturers, technology partners, trade associations, and government agencies.

         The first generation of SiriCOMM products are intended to improve the availability, timeliness, and accuracy of communications and decision support tools for law enforcement agencies and trucking companies that operate in North America. Ultimately, with minor modifications, the SiriCOMM products will be applicable in any industry requiring mobile communications from remote locations, such as recreational vehicles, yachts, and construction sites.

         SiriCOMM has executed a services agreement with ViaSat, Inc. of Norcross, GA. The agreement includes redundant teleport (ground transmission station) services, satellite data transmission bandwidth, and remote site maintenance services at each of the SiriCOMM installations. The term of the agreement is sixty months and automatically renews an additional twelve months. ViaSat, under a separate agreement with Sat-Net, the manufacturer of the equipment, is performing the complete installation of each SiriCOMM network site.

         SiriCOMM has executed a contract with Pilot Travel Centers, an operator of truck service facilities to install its network at each of the 255 Pilot Travel Centers locations nationwide. In addition to being a location partner, Pilot also will market SiriCOMM's services to its customers as a business partner in SiriCOMM's value-added reseller program. Together, the two companies anticipate leveraging their alliance to develop industry-related business solutions to benefit their mutual customer base.

         SiriCOMM is negotiating with additional major truck stop organizations whose facilities would fill out the Company's initial plan for 400 network sites. SiriCOMM has entered into an agreement with Sat-Net Communications, LLC in which Sat-Net will construct and install SiriCOMM's network components including remote servers, VSAT dishes, and wireless LANs. The appraised value of each SiriCOMM installation is $10,000 exclusive of installation. The turnkey agreement provides cash and equity compensation to Sat-Net to include a cash payment per location for the first 400 sites and a maximum cash price increase of 15% on all subsequent turnkey installations. In addition, following installation of the first 400 sites, Sat-Net will receive 2 million (2,000,000) shares of SiriCOMM's common stock and 1 million (1,000,000) three year common stock purchase warrants exercisable at $2 per share. The agreement also provides that Sat-Net will provide software and network support for a monthly per site fee of $30.00. The initial 400 sites will have available capacity to service up to 250,000 users.

Results of Operations

         From inception (April 24, 2000) through June 30, 2004, SiriCOMM has not generated any revenues. During the period from inception (April 24, 2000) through June 30, 2004, SiriCOMM had net losses totaling $ 6,229,255. During the three months and nine months ended June 30, 2004, net losses totaled $1,102,141 and $2,322, 647, respectively. From inception through June 30, 2004, SiriCOMM's general and administrative expenses totaled 899,497 or 16.6 % of total operating expenses, while for the three and nine months ended June 30, 2004 general and administrative expenses totaled $125,220 and $283,055 or 11.2 % and 13.2% of total operating expenses, respectively. From inception through June 30, 2004, SiriCOMM incurred salaries and consulting fees of $4,012,721 or 74% of operating expenses, of which $1,000,368 and $1,771,286, or 89.7 % and 83 % of total operating expenses were incurred during the three and nine months ended June 30, 2004, respectively. Of such amounts $1,428,293 and $806,872 were stock-based non-cash costs for the period from inception and the nine months ended June 30, 2004, respectively. Research and development costs were $350,489 or 6.4% of total operating expenses incurred in the period from inception (April 24, 2000) through June 30, 2004, while expenses incurred during the three and nine months ended June 30, 2004 totaled $(15,200) and $14,270 or 0.6 % of total operating expenses.

         From inception through June 30, 2004, the Company has incurred interest expense $118,469, of which $5,189 and $23,869 was incurred during the three and nine months ended June 2004.

Liquidity and Capital Resources

         On November 21, 2002, The Company completed the acquisition of all of the issued and outstanding shares of SiriCOMM, Inc., a Missouri Corporation. 9,623,195 shares of common stock were issued to the former shareholders of the Missouri Corporation. Furthermore, the Company issued 1,922,000 shares to retire $1,000,000 of convertible debentures issued by the Missouri Corporation. As a result and following completion of the acquisition, the sole director of SiriCOMM resigned and four of SiriCOMM's new principal shareholders were elected in his place.

         Since SiriCOMM was the acquirer for accounting and financial reporting purposes, the transaction was accounted for in accordance with reverse acquisition accounting principles as though it were a recapitalization of SiriCOMM and a sale of shares by the Missouri Corporation in exchange for the net assets of SiriCOMM. These financial statements include the historical results of operations and cash flows of SiriCOMM-Missouri.

         Since its inception, SiriCOMM has financed its activities primarily from short-term loans and private sales of its securities. During fiscal 2003, the Company borrowed an aggregate of $680,000 from several lenders. The Company issued promissory notes to these lenders. The notes have varying interest rates ranging from 4% to 10% and matured either during 2003 or mature as late as November 2004. In addition, of the $680,000, an aggregate of $550,000 was converted into preferred or common equity of the Company during the first and second quarters of fiscal 2004. The Company has also raised proceeds through the private sale of its equity. In March 2004 a private placement consisting of 2,000,000 units was completed, each unit consisting of one share of the Company's common stock and one three-year warrant exercisable at $2.00 per share. In May 2004, the Company completed a private placement of 328,143 units at $3.40 per unit. Each unit consisted of one share of common stock and one quarter (1/4) three year warrant exercisable at $4.75 per share. The Company received proceeds of $1,115,686.

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

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

         On July 26, 2003 the Company was named a defendant in a lawsuit entitled Greg Sanders v. SiriCOMM, Inc. The action was brought in the Circuit Court of Newton County, Neosho, Missouri (CV303-559CC). The action was for breach of contract and sought damages in the principal amount of $135,000 plus an additional $30,000 in alleged acceleration interest. In May 2004 this matter was settled by the Company paying the plaintiff $145,000, inclusive of accrued but unpaid interest.

Item 2:  Changes in Securities and Use of Proceeds

         (a) None

         (b) None

         (c) On April 5, 2004, the Company granted to Les Hazen, our National Sales Manager, 25,000 stock options, the shares underlying this option are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508). The options are exercisable at $4.05 and have a ten year term. The options were granted under the Company's 2002 Equity Incentive Plan

         On April 7, 2004, the Company issued 436,000 shares of its Common Stock to Gunner Investments, Inc. pursuant to a consulting agreement. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On April 7, 2004, the Company issued to the principals of Layne Morgan Technology Group an aggregate of 100,000 shares of its common stock and 150,000 three-year common stock purchases warrants exercisable at $1.50 per share pursuant to a consulting agreement. The shares and warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

         On April 21, 2004, the Company issued 7,000 shares of its Common Stock to Mr. Bobby Ray Weant as consideration for consulting services pursuant to the exercise of a stock option for a like number of shares. The option was granted to Mr. Weant under the Company's 2002 Equity Incentive Plan. The exercise price of the option was $1.00. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

         On May 1, 2004, the Company agreed to issue to Mark Sullivan a network consultant, 150,000 three-year options, exercisable at $3.40 per share. The options were granted to Mark Sullivan and his designees under the Company's 2002 Equity Incentive Plan.

         On May 4, 2004, we closed the sale of 328,143 units ("Units") at $3.40 per Unit to fourteen accredited investors. Each Unit consists of one share of the Company's Common Stock and one quarter (1/4) of a three-year warrant exercisable at $4.75 per share. The Units were issued under the exemption from registration provided in Section 4(2) of the Act.

         On July 5, 2004, the Company granted to Vincent Toms, Senior Software Architect 10,000 options, the shares underlying this option are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508). The options are exercisable at $4.50 per share. The options were granted under the Company's 2002 Equity Incentive Plan.

         On July 24, 2004, the Company granted an additional 10,000 options to Derrick Woolworth, exercisable at $4.05 per share. The option was granted to Mr. Woolworth under the Company's 2002 Equity Incentive Plan. The shares underlying this option are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508).

         On July 30, 2004, we granted to ServeTheWeb.com, L.L.C. 2,979 shares of Common Stock as consideration for the purchase of billing software to be used by the Company. These shares are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508). The shares were granted pursuant to the Company's 2002 Equity Incentive Plan.

         As of August 4, 2004, the Company issued 19,500 shares of its Common Stock to Staunton McLane pursuant to the exercise of a stock option for a like number of shares. The exercise price of these options is $1.00. As of the date of this report, Staunton McLane has a balance of 80,500 options, each exercisable at $1.00 per share.

         As of August 10, 2004, Mr. J. Richard Iler, the Company's Chief Financial Officer and a Director, exercised 3,500 stock options at $1.00 per share. The options were granted pursuant to the Company's 2002 Equity Incentive Plan.

         The cash proceeds of the above sales of securities of the company were used for general corporate purposes in developing the company's planned services.

         (d) Not Applicable

Item 3.: Defaults upon Senior Securities

         None

Item 4.: Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting held on May 11, 2004, the following five directors were elected by a majority of the outstanding shares of common stock of the Company. Each director was elected to one-year terms.

         Henry P. (Hank) Hoffman
         David N. Mendez
         Kory S. Dillman
         J. Richard Iler
         Terry W. Thompson

         At the same meeting, the shareholders ratified the appointment of BKD, LLP to serve as the Company's independent auditors for the fiscal year ended September 30, 2004.

Item 5.: Other Information

         In April 2004, the Company entered into a five (5) year consulting agreement with Gunner Investments, Inc. ("Gunner"). Pursuant to this agreement, Gunner is to provide the Company with consulting services including utilizing its relationship with certain entities that may be beneficial to the business of the Company. As consideration for Gunner's services, the Company issued 436,000 shares of its common stock to Gunner. The shares are subject to forfeiture at Company's option based upon Gunner's non-performance based on the following schedule:

         If the agreement is terminated during:

         Year 1    -  348,800 shares will be forfeited
         Year 2    -  261,600 shares will be forfeited
         Year 3    -  174,400 shares will be forfeited
         Year 4    -   87,200 shares will be forfeited
         Year 5    -        0 shares will be forfeited

         In April 2004, the Company entered into a two (2) year consulting agreement with Layne Morgan Technology Group ("Layne"), whereby they agreed to provide the Company with consulting services including certain internet technologies, industry introductions and support from political lobbyists. As consideration for Layne's services, the Company issued 100,000 restricted shares of its common stock and 150,000 common stock purchase warrants, exercisable for three years at an exercise price of $1.50 per share.

         In May 2004, the Company entered into a Memorandum of Understanding with Mark Sullivan ("Sullivan"), whereby Sullivan agreed to assist the Company in the development of its wireless network infrastructure, its software applications and certain other related products. As consideration for Sullivan's services, the Company agreed to issue 150,000 options, exercisable for three years at an exercise price of $3.40 in consideration of Consulting services.

         In May 2004, the Company entered into a Memorandum of Understanding ("MOU") with Christenson Transportation, Inc. ("Christenson"), a trucking operator. The primary purpose of this transaction is for the Company to provide Christenson with ongoing productivity software applications that are designed to improve Christenson's fleet's daily operational functions, reduce operating costs, increase Christenson's employee productivity and enhance safety and security. The MOU has an initial term of 36 months and Christenson has agreed to pay the Company $49.95 each month for each registered subscriber.

         In May 2004, the Company entered into a service agreement with Pilot Travel Centers LLC by which the parties agreed to become strategic partners. Through this partnership, the companies will work together to deliver SiriCOMM's value-based services to Pilot Travel Centers' 255 locations nationwide.

         In June 2004, the Company entered into Memorandum of Understanding ("MOU") with Wil-Trans Transportation Management Corporation. The purpose of this transaction is for SiriCOMM to provide Wil-Trans with ongoing productivity software applications designed to improve Wil-Trans fleet's daily operational functions, reduce their operating costs, increase Wil-Trans employee productivity and enhance safety and security. To that end, SiriCOMM will provide its BEACON software and one PDA for each subscriber. In addition, SiriCOMM will provide its PULSE products which is SiriCOMM's remote vehicle diagnostics data and driver performance information tool. The term of this agreement is for 36 months.

         In July 2004, the Company entered into a Memorandum of Understanding with DriverTech, Inc. of Salt Lake City, UT, a manufacturer of mobile client devices. This agreement provides for DriverTech to package and resell SiriCOMM's wireless network service along with its on-board computer system to the vehicle fleet market.

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

                  31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

                  31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K

                  (1) A Current Report on Form 8-K was filed on April 12, 2004 to report the change of the Company's independent auditors.

                  (2) A Current Report on Form 8-K was filed on May 4, 2004 to report the consummation of a $1,000,000 loan from Southwest Missouri Bank.

                  (3) A Current Report on Form 8-K was filed on June 3, 2004 to report the formation of a strategic partnership with Pilot Travel Centers LLC.

                  (4) A Current Report on Form 8-K was filed on June 17, 2004 concerning the election of Austin O'Toole to the Company's Board of Directors and appointment to the Audit Committee.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 16, 2004             SIRICOMM, INC.



                                    By: /s/ Henry P. Hoffman
                                       -----------------------------------------
                                       Henry P. Hoffman, President and
                                       Chief Executive Officer



                                    By: /s/ J. Richard Iler
                                       -----------------------------------------
                                       J. Richard Iler, Executive Vice President
                                       and Chief Financial Officer