Form 10KSB
period 2004-09-30
SIRICOMM INC
filed 2005-01-13
CIK 851199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2004

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

             2900 Davis Boulevard, Suite 130, Joplin, Missouri 64804
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (417) 626-9961

                                       N/A
              ----------------------------------------------------
             (Former name and address if changed since last Report)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                         ------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               (1) Yes [X] No [ ]
                               (2) Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended September 30, 2004: $ -0-

         The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of January 7, 2005 was approximately $21,738,460 based upon the closing sales price of the Company's Common Stock of $2.72 on January 7, 2005. (see Footnote (1) below).


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

         The number of shares outstanding of the Registrant's class of Common Stock, par value $.001 per share, as of January 7, 2005, was 16,367,450.



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

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT


When used in this Annual Report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "plans", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations; in the event it is unable to timely generate revenues (ii) the Company's ability to retain existing or obtain additional licensees who will act as distributors of its products; (iii) the Company's ability to obtain additional patent protection for its technology; and (iv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1 BUSINESS

Background

         The Company was incorporated as a Delaware corporation under the name "Fountain Pharmaceuticals, Inc the "Company", in April 1989. In approximately November 2002, the shareholders of SiriCOMM, Inc., a privately-held Missouri corporation, incorporated in 2000 ("SiriCOMM Missouri"), exchanged all of the issued and outstanding common stock of SiriCOMM Missouri for a controlling interest in the Company (the "Reverse Transaction"). As part of the Reverse Transaction, all of the then officers and directors of the Company resigned and were replaced by persons designated by SiriCOMM Missouri and the name of the Company was changed from Fountain Pharmaceuticals, Inc. to SiriCOMM, Inc. As a result of the Reverse Transaction, SiriCOMM Missouri became a wholly-owned subsidiary of the Company and the prior shareholders of SiriCOMM Missouri became the controlling shareholders, officers and directors of the Company. The Company and SiriCOMM Missouri are hereinafter collectively referred to as the "Company."

         The Company's corporate address is 2900 Davis Boulevard, Suite 130, Joplin, Missouri 64809, its telephone number is 417-626-9971 and its fax number is 417-782-0475.

         SiriCOMM Missouri was founded in 2000 to become a broadband wireless application service provider to supply productivity and cost reduction software applications to the commercial vehicle industry and other users whose effectiveness "over-the-road" requires affordable driver connectivity and vehicle-access software productivity tools.

         The Company announced on October 8, 2004 that it has completed and intends to open the first phase installation of a nationwide broadband wireless network (the "Network") that will enable delivery of a wide range of service provider applications to those businesses and governmental entities directly and indirectly dependent on the nation's highway transportation system. As of the date of this report, the Company has generated no significant revenues.

Business

         SiriCOMM is in the process of building a national broadband wireless network that involves populating "hot spots" (i.e., user access sites located at optimal, high density national highway locations) with wireless local area network (WLAN) technology (IEEE 802.11b/g) and a dedicated proxy remote site server (RSS). The WLAN's are connected by satellite uplink to the Company's central hub server, which, in turn, provides subscribers with high speed, two-way, broadband access to the Internet. The Company has completed the installation and is testing approximately 255 sites at Pilot Travel Centers to be followed by an approximately 145 additional sites at other high traffic locations, which the Company believes will give it an initial national network presence.

         On December 28, 2004 the Company entered into a memorandum of understanding with ACS State and Local Solutions, Inc. ("ACS") regarding a pilot project to assess the value and service delivery capacity for the Company' network services at ACS's Prepass sites. The pilot project is limited to no more than ten (10) Prepass weigh station locations.

         Upon successful completion of the pilot project, the parties agreed to explore the possibility of providing value added service to both the government market and the commercial carrier market through its full implementation in the approximately 260 sites.

         There are four key components to SiriCOMM's network architecture--the wireless local area network (WLAN), the remote site server (RSS), the satellite communications link, and the central hub server. The Company believes these components use the most advanced, proven technologies available today. SiriCOMM believes it is unique in that these proven technologies have, to the Company's knowledge, never before been integrated into an end-to-end solution. Internet protocol data is transmitted from the central hub server across the satellite system to the WLANs using patented and patent pending technologies to include data compression, TCP/IP accelerators, and a web doubler. As a result, users enjoy connection speeds up to 54 Mbps, or, several hundred times that of current cellular data systems.

         SiriCOMM's satellite link is secured through an agreement with ViaSat, a California-based satellite communications service provider. SiriCOMM selected ViaSat's LinkStar product, which uses Ku-band to enable wideband transmission of data between the RSS stations and the central hub server. ViaSat's service, when combined with SiriCOMM's database replication and data compression technologies, the Company believes, maximizes the capacity of the satellite bandwidth and substantially reduces the cost of satellite data communications. As a result, the Company believes, the system will provide greater bandwidth-to-cost ratios when compared to other communications options.

         SiriCOMM's proprietary RSS incorporates the functions of router, caching-proxy server, video-on-demand server, web server and e-mail server into a single compact package. The RSS stations are custom-built computers running a custom operating system based on the BSD 5.2 kernel (Unix). The servers are designed for reliable, unattended 24x7 operation and feature mechanisms that enhance reliability. The operating firmware runs from nonvolatile solid-state memory, not a mechanical hard disk, which enables the servers to be remotely and completely reformatted from SiriCOMM's Network Operations Center (NOC). The Company believes that the unique design features and capacity of the RSS's will provide substantial opportunity for future applications to include pay-per-view video, audio file downloading, fleet intranet hosting, distance learning and other similar services.

         With its central hub server (located in Kansas City, Missouri) and satellite interfaces in place and the first approximately 255 WLAN's nearing completion of installation and testing, the Company's broadband wireless network was "switched on" as of October 7, 2004 and is technically operational and available for use in 38 states. The Company currently plans, within calendar year 2005, to complete the installation of an additional approximately 600 WLANs to allow it to be available for service in the entire "lower 48 states" with sufficient locational "hot spot" density to permit customers convenient, full service, national access subject to raising additional sufficient capital.

         Subscribers will be able to access the Company's portal website, www.driverconnect.com, using 802.11b/g wireless enabled computers and handheld devices. The devices can communicate with the WLAN from within one-half a mile of the WLAN access point--in most cases a highway truck stop, rest area, weigh station, or port of entry.

         Subscribers will be able to access each SiriCOMM WLAN using any of several devices. The network supports common devices including Palm OS or PocketPC hand held computers or Windows 98, NT, 2000, or XP PCs, laptops, and tablets. The only requirements are a compatible 802.11 card having a MAC number properly registered with SiriCOMM.

         When connected to the WLAN, subscribers will be able to exchange application data, send and receive e-mail, communicate with their company/agency headquarters' intranet, get updated road conditions, news and weather, and download games, access business and travel software applications. The satellite link allows up to 58 megabit per second bursts to all RSS stations from the central hub server and the RSS stations can communicate back to the central hub server at data rates up to 3.3 Mbps.

         The Company is also negotiating with additional organizations to enter into strategic alliances to further build out its "hot spot" infrastructure with a goal of installing approximately 145 additional "hot spots" within 90 days of finalizing such agreements By the end of calendar year 2005, the Company expects to have a total of approximately 1,000 sites installed. No assurances can be given that the Company will be able to achieve such goals unless it is successful in raising additional capital.

         SiriCOMM's Initial Target Markets. With a national network presence, the Company believes its market of opportunity can serve the commercial trucking industry, federal and state law enforcement, recreation vehicles, business travelers, and the general driving public as its initial "Target Markets"

         Initially, the Company has directed its market initiatives with a two-pronged focus:

                  Trucking. According to the American Trucking Association Economics and Statistics Group in a report published for the period January-May 2004, in 2002 the United States trucking industry had over 485,000 fleets, with over 2.6 million Class 8 trucks (excluding government and farm) in use (by definition, a fleet is one or more trucks with a U.S. Department of Transportation issued motor carrier number). To include Classes 3-8, this number rises to 6.1 million trucks used for business purposes. In this same report, it stated that
         4.9 million commercial trailers were registered in 2002. The Company believes that only 10% of trucks on the road today utilize in-cab data communications because current solutions are expensive to install, feature variable monthly service fees, and offer no clearly documented return on investment.

                  The Company believes its products and services offer fleet owners low up-front costs, fixed monthly fees and verifiable returns on investment. To attempt to provide these returns on investment, SiriCOMM's solution combines (i) affordable basic broadband Internet network access coupled with (ii) a suite of products and services, some proprietary to the Company and others developed by third-parties where the Company has forged an alliance. These products and services, the Company believes, address long-standing industry problems through proprietary software that enables: paperless shipping documents with signature capture, paperless driver logs, fuel purchasing productivity software, electronic vehicle performance data, decision support tools, and other two-way, high bandwidth wireless communications opportunities.

                  Government. SiriCOMM is also attempting to develop a suite of products to be marketed to government agencies. The Company believes it has a business opportunity with both state and local highway and traffic authorities as well as, potentially, the Office of Home Land Security--especially if its WLANs are authorized for points of entry into the United States of America. No assurances can be given that these attempts will be successful or result in any significant revenues.

         SiriCOMM's Products and Services. SiriCOMM's business model is a subscription-based customer access model where businesses and governmental customers will pay monthly network access fees to subscribe for various services that the Company plans to provide through a combination of: (i) proprietary application specific products developed by the Company which are accessible by customers via the network and (ii) other products and services developed by third parties which require network access for delivery to the user.

         These Products and Services fall generically into two categories:

         Basic Internet Access.

                  IN TOUCH(TM): The Company believes certain of its target market customers will seek only to subscribe to the Company's service solely to gain access to the Internet. These target market customers are likely to be independent truckers, others in the private sector and certain state and local governmental highway safety and law enforcement agencies, who seek only basic email and informational access afforded by the Internet. For this portion of its target market, the Company will offer it's IN TOUCH(TM) Internet Services Provider service for a monthly service fee.

                  Application Specific Productivity Software. Its founders' believe through experience that next generation commercial vehicle cost reductions and productivity improvements will come from driver-based decision support tools. SiriCOMM was founded as a broadband wireless application service provider to supply productivity and cost reduction software applications to the commercial vehicle industry. For this target market segment, the Company intends to offer the following initial suite of proprietary productivity software tools (the "Proprietary Software Productivity Tools"):

         PULSE(TM): This is a passive wireless device connected to the vehicle ECM (engine control module) which is programmed with SiriCOMM software to provide trucking fleet operators with:

         o        Wireless, remote vehicle diagnostics
         o        Driver performance diagnostics
         o        Global Positioning System coordinates (5 minute pings)
         o        Platform for other functions (wireless scanner, barcode, etc.)

         BEACON(TM): This proprietary software product has been developed by the Company to address critical productivity needs of the trucking industry--i.e., cost reduction, productivity improvement, safety and security enhancements. The BEACON(TM) package includes IN TOUCH and, when bundled with the PULSE(TM) product, will enable greater functionality. The initial suite of applications within BEACON includes:

                  E-freight bill                     E-maintenance tracking
                  E-fuel network purchasing          E-Pay settlement
                  E-load finder                      E-logbook
                  E-driver referral                  Fleet intranet hosting

         The proposed monthly subscription includes access to the entire suite of software described above), unlimited Internet access (IN TOUCH), and a wireless enabled Palm OS client device. The individual components (i.e., PULSE or BEACON) can also be subscribed to as stand alone options. The Company has developed a cost justification model, which it believes can demonstrate expected savings of up to six times the monthly fee per truck. In addition, the Company believes the BEACON platform can easily support expansion for other revenue opportunities to include: pay-per-view movies, advertising, networked gaming, distance learning, to name a few. However, no specific economic model has been completed to cost justify these enhancements.

         Sales and Marketing. With the initial phase of its network backbone in place and operational in approximately 38 states, the Company believes that the sales and marketing initiatives that it undertook while the network was being installed now has the possibility of generating revenue. These efforts are two-pronged as follows:

         Direct Sales. To market and sell its Proprietary Software Productivity Tools, the Company employs its own direct sales force. This direct sales force is primarily (i) marketing to the nation's larger commercial trucking fleet operators and (ii) following up in an effort to up-sell selected customers originated by the Company's sales and marketing alliance partners (see next below). At present, the sales force is comprised of an Executive Vice President of Sales and a National Sales Manager. The Company expects that it will hire additional sales persons as opportunities arise to support such expansion.

         Alliance Partners/VAR's. The Company has established, among others, the following sales and marketing alliance partners/value-added resellers (VAR's) in an effort to escalate the time period within which the Company and its Products and Services gain traction in their Target Markets. These are:

                  Idling Solutions. Idling Solutions, LLC ("ISL") is a supplier of integrated idle reduction solutions for the trucking industry. Its principal product, the IS9000, includes a high capacity battery pack and auxiliary heating and cooling unit for installation on commercial heavy duty trucks. The IS9000 will enable truck fleets to promote fuel conservation by eliminating idling and, as a result, will also sharply reduce exhaust emissions and engine maintenance costs. The Company believes that, because off-duty truck drivers sleep in the cabs of their trucks, they have had to depend on idling their truck engines to generate heat or air conditioning as well as power for appliances such as laptops, radios, and televisions. The IS9000 power pack replaces the conventional starter batteries and also supports comfort amenities for drivers. The system contains enough power to keep a truck tractor and sleeper comfortable for ten or more hours. ISL and SiriCOMM have an exclusive agreement under which SiriCOMM will provide wireless subscription service for trucks using the IS9000 product. Through this agreement the Company will deliver data necessary for ISL to verify warranty performance of the IS9000 and file on behalf of its customers Mobile Emissions Reductions Credits (MERC) tax credits. The Company will charge a nominal subscription rate per month which will provide the ISL customers with minimal amounts of data and the Company expects to "upsell" its BEACON and PULSE services to a substantial number of the ISL subscribers. The purpose of these services is to provide a real-time, certifiable record that the truck was not moving and was, indeed, turned off.

                  Getloaded.com. The Company has entered into a value-added reseller (VAR) agreement with Getloaded.com, one of the nation's largest freight matching services. Getloaded.com currently has approximately 16,000 fleets and approximately 250,000 trucks subscribing to its freight matching services. Getloaded.com believes that its relationship with SiriCOMM will enable it to migrate from a call center-based business model to a primarily on-line service. Getloaded.com has verbally informed the Company that it plans to sell subscriptions to SiriCOMM's ISP through its call center and its billing services operations.

                  DriverTech. DriverTech, a Salt Lake City-based supplier of ruggedized vehicle computers for the U.S. military, has signed an agreement with the Company. Under terms of the agreement, DriverTech's TruckPC, the commercial version of its military product that is in wide use in Iraq and Afghanistan, will use SiriCOMM's network as its primary communications medium. In addition, DriverTech will be a value-added reseller of SiriCOMM's BEACON(TM) products. The addition of BEACON, the Company believes, gives TruckPC far greater functionality and portability. Presently, DriverTech has verbally informed the Company that it has scheduled several large truckload fleets to beta test its product.

                  Others. In connection with certain strategic WLAN sitting agreements that are currently being negotiated, prospective alliance partners also seek to enter into VAR arrangements with the Company to be resellers of the Company's Products and Services.

         In each of these VAR arrangements, the Company compensates the VAR with a percentage of the revenues generated as a result of the VAR's sales and marketing success. No assurances can be given as to when, if ever, these arrangements will generate significant revenue to the Company.

         Competition. Based upon the Company's business approach and pioneering technology, the Company believes that there currently are no direct competitors in the trucking or highway wireless market. However, competition is inevitable and the Company believes existing entities as well as new entities will enter the marketplace. Many of such entities will have substantially more funds, experience, employees and other resources than the Company. As a result, no assurances can be given the Company will be able to compete with such entities. SiriCOMM, however, believes it has certain technological advantages and its affordable productivity tools, extensive industry experience, and patents pending present certain entry barriers for potential competitors. Notwithstanding, there are several competitors whose services "overlap" SiriCOMM's service offerings to some extent. These include Qualcomm, Aether Systems, @tracks (formally Highway Master), PeopleNet, PSTN-based WLAN providers, and wireless telecommunications companies.

         Qualcomm. Qualcomm's satellite communications and tracking system provides Global Positioning System (GPS) truck locating and low bandwidth text messaging transmissions. Qualcomm currently has approximately 425,000 units installed worldwide. The system functions well, but offers limited benefits to companies according to many subscribers. Management believes that this system is very costly to purchase, install, and operate. There is a minimum monthly messaging fee and additional charges per character when the minimum is exceeded.

         Aether Systems (acquired by Platinum Equity- Sept. 20, 2004). Aether's transportation services division provides services very similar to those of Qualcomm. Although it has several truckload fleet customers as a result of its acquisition of @tracks, its principal base of customers is service fleets such as Sears, JC Penney, etc. Like Qualcomm its principal services include tracking and text messaging. Its equipment and monthly usage fees are expensive, management believes, by industry standards .

         @tracks. Acquired by Aether in April, 2002, this mobile communication product is designed to address communication and information needs of the trucking industry. The system allows trucking companies, brokers, and families to communicate with drivers who are on the road. In addition, the system can send and receive data and messages, determine GPS truck location, manage and track loads, and track vehicle mileage. Data is transferred using a combination of cellular and satellite technology. Consequently, the system is viewed by management to be expensive to purchase and install, though less than Qualcomm. The monthly usage fees, however, are extremely high compared to Qualcomm due principally to the cellular component of the service. Relatively few of these units are in service compared to Qualcomm.

         PeopleNet. PeopleNet provides web-based fleet communications ranging from GPS tracking only to low bandwidth text, voice and applications. PeopleNet operates on Aeris.Net's Microburst service, a technology that uses underutilized portions of partner cellular provider's channels to send and receive small packets of data. For fleets electing to install the full suite of equipment and services, PeopleNet offers several applications similar to SiriCOMM's. However, as it is a low bandwidth solution it does not offer Internet, intranets, or other applications requiring higher bandwidth. Equipment costs and monthly service fees are comparatively high, though somewhat less than Qualcomm, and equipment installation must be performed at one of PeopleNet's hub facilities.

         PSTN-Based WLAN Providers. PSTN-based WLAN providers are companies that install wireless LANs using public switched telephone networks (PSTN), usually T-1 lines or digital subscriber lines, for access to the Internet. These businesses typically target business travelers with Internet and email access in airports, coffee shops and hotel lobbies. Monthly service charges are high in comparison to the other services and applications provided. For example, Boingo, a nationwide hot spot aggregator, charges $79.95 per month for unlimited access. Though these providers are identified as competition, SiriCOMM anticipates developing roaming agreements with key identified hot spot providers.

Government Regulation and Industry Standards

         SiriCOMM's products and services are currently not regulated by the FCC or local governments. The regulatory process in the United States can be time-consuming and can require the expenditure of substantial resources. There is no assurance that the FCC or state regulatory agencies will not seek to regulate the use of frequencies utilized by SiriCOMM's services or, if such services are regulated, grant the requisite approvals for any of SiriCOMM's products on a timely basis, or at all. The failure of SiriCOMM's products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact SiriCOMM's ability to market its products and services. United States and state regulations regarding the manufacture and sale of modems and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have on SiriCOMM's business.

Employees

         The Company currently has 9 employees of which 4 are executive officers. Our employees are not unionized, and the Company believes its relationship with its employees is good.

ITEM 2 PROPERTIES

         We operate our business in a leased facility. We occupy approximately 1,200 square feet in a building in Joplin, Missouri. Our rent for this space is $1,200 per month. The Company leases the space on a month-to-month basis.

ITEM 3 LEGAL PROCEEDINGS

         On December 17, 2004, Henry Hoffman, Kory Dilman, David Mendez, Tom Noland, Richard Iler and Terry Thompson were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dilman, Mendez and Iler are officers and directors of the Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The action was brought in the Circuit Court of Jackson County, Missouri at Kansas City (04CV236387). The action alleges fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The Company is not a party to this lawsuit. The complaint seeks damages in excess of $9,679,903. The Company will pay all expenses relating to the defense of this matter. In management's opinion this case is without merit and the defendants intend on defending this matter vigorously.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's security holders for a vote during the course of the fourth quarter of this fiscal year.

                                     PART II

ITEM 5 MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A. Market Information

         The Company's Common Stock presently trades on the OTC Bulletin Board under the symbol "SIRC". From May 31, 1994 until November 21, 2002 our predecessor's Common Stock traded on the OTC Bulletin Board under the symbol "FPHI."

         As of January 7, 2005, we had 16,367,450 outstanding shares of common stock, $.001 par value.

         As of January 7, 2005 we had outstanding 213,417 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). Each share of Series A Preferred Stock converts into our Common Stock at the rate of $2.00 per share.

         As of January 7, 2005 we had outstanding 3,803,018 warrants and options.

         The following table sets forth certain information with respect to the high and low market prices of the Company's Common Stock for the fiscal years ended September 30, 2002, 2003, and 2004. The high and low market prices for the fourth quarter of 2002 reflect a 60-for-1 reverse stock split effective November 21, 2002. Prior periods to November 21, 2002 do not reflect the effects of reverse stock split within the stock price.

         Fiscal 2002                                 HIGH              LOW
         -----------                                 ----              ---

         First Quarter                               $.05              $.01
         Second Quarter                              $.08              $.02
         Third Quarter                               $.06              $.025
         Fourth Quarter                             $4.25              $1.20

         Fiscal 2003                                 HIGH              LOW
         -----------                                 ----              ---

         First Quarter                               $4.00             $1.25
         Second Quarter                              $2.25             $1.20
         Third Quarter                               $2.40             $0.99
         Fourth Quarter                              $2.00             $0.80

         Fiscal 2004                                 HIGH              LOW
         -----------                                 ----              ---

         First Quarter                               $1.40             $0.95
         Second Quarter                              $4.90             $1.02
         Third Quarter                               $6.00             $3.70
         Fourth Quarter                              $5.15             $2.75

         The closing price of the Company's Common Stock on January 7, 2005 was $2.72.

         The high and low prices are based on the average bid and ask prices for the Company's Common Stock, as reported by the OTC Bulletin Board. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         B. Holders

         Records of the Company's stock transfer agent indicate that as of January 7, 2005, the Company had 114 record holders of its Common Stock. Since a significant number of the shares of the Company are held by financial institutions in "street name," it is likely that the Company has significantly more stockholders than indicated above. The Company estimates that it has approximately 1,000 beneficial holders, including such shares held in "street name."

         C. Dividends

         The Company has not paid any cash dividends, to date, and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the Board of Directors intention to utilize all available funds for working capital of the Company.

         D. Recent Sales of Unregistered Securities

         On November 21, 2002, the Company completed the acquisition of all of the issued and outstanding shares of SiriCOMM, Inc. (Missouri). An aggregate of 9,712,867 shares were issued to SiriCOMM's 18 shareholders, including 5,762,303 issued to Henry P. Hoffman, the Company's President, CEO and Chairman, 1,098,331 issued to David N. Mendez, the Company's Executive V.P. - Sales and Marketing and a Director and 1,023,535 issued to Kory S. Dillman, the Company's Executive V.P. - Internet Business Development and a Director. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On January 7, 2003, the Company issued 29,525 shares of its Common Stock to David and Rebecca Seidl and issued 19,683 shares of its Common Stock to John Cesta and Patti Ann's Dreams, Inc. in connection with loans made to the Company in the aggregate amount of $125,000. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

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

         On July 23, 2003, the Company issued an aggregate of 39,366 shares of its Common Stock to four individuals including 9,842 shares to Terry W. Thompson, who later became a Director of the Company in August 2003, in connection with loans made to the Company in the aggregate amount of $100,000. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On August 18, 2003, the Company issued 55,944 shares of its Common Stock to The Research Works, Inc. pursuant to a letter agreement. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On September 30, 2003, the Company issued 20,000 shares to Joel C. Schneider, Esq. (10,000) and Herbert H. Sommer, Esq. (10,000) Partners of the Company's securities counsel, Sommer & Schneider, LLP The shares were issued under the Company's 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

         On November 17, 2003, the Company granted an aggregate of 175,000 stock options to J. Richard Iler (125,000), who became our Chief Financial Officer and Jackie Seneker (50,000), an employee of the Company. These options were granted under the Company's 2002 Equity Incentive Plan. The exercise price of these options is $1.00 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

         On December 5, 2003, the Company issued 34,000 shares of its Common Stock to MCC Securities, Inc. pursuant to an agreement. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         On December 10, 2003, the Company issued an aggregate of 213,417 shares of its Series A Preferred Stock to Quest Capital Alliance L.L.C. (161,165) and William and Joy Fotsch (52,252) pursuant to the conversion of an aggregate of $200,000 of principal plus $13,417 of interest due by the Company. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

         In November 2003, Robert J. Smith converted $154,443 of debt due to him by the Company into a like number of the Units comprised of shares and 3 year warrants exercisable at $2.00 per share.

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

         On February 23, 2004, the Company issued an aggregate of 20,610 shares to Joel C. Schneider, Esq. (10,305) and Herbert H. Sommer, Esq. (10,306), partners of the Company's securities counsel, Sommer & Schneider LLP. The shares were issued in lieu of $24,000 of outstanding legal fees due the firm. The shares were issued under the Company's 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

         On February 26, 2004, J. Richard Iler received 20,000 options exercisable for three years at $1.49 per share. The shares were issued under the Company's 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

         On March 9, 2004 the Company granted an aggregate of 14,500 stock options to employees of Vehicle Enhancement Systems, Inc., a consulting company engaged by the Company. The options were granted to the following individuals:
The shares were issued under the Company's 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

                  Bobby Ray Weant           -    7,000
                  Margot Kaiser             -    3,500
                  Barry Hodges              -    2,200
                  Pero Ilic                 -    1,800
                                                14,500

         On March 10, 2004 the Company closed the sale of 2,000,000 units ("Units") at $1.00 per Unit to twenty-seven accredited investors. Each Unit consists of one share of the Company's common stock and one three-year warrant exercisable at $2.00 per share. Among the investors in this offering was Mr. Terry W. Thompson, a director of the Company who purchased 100,000 Units. The Units were issued under the exemption from registration provided in Section 4(2) of the Act.

         In February 2004, the Company issued an aggregate of 200,000 warrants to Clark Burns (100,000) and Philip Snowden (100,000). The warrants are exercisable for three (3) years at an exercise price of $.50 per share. The warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

         On March 10, 2004 the Company issued 331,951 Units to five investors upon the conversion of an aggregate of $331,951 of debt due by the Company to these investors. Among the investors converting their debt was Mr. Terry W. Thompson, direct of the Company who converted $50,600 of debt into 50,600 Units. These Units were issued under the exemption from registration provided in
Section 4(2) of the Act.

         On March 15, 2004 the Company granted an aggregate of 25,000 stock options to Mr. Derrick Woolworth, our Director of Architecture Engineering. The options are exercisable at the price of $3.40 per share. Of the 25,000 options, 15,000 vested immediately and the balance of 10,000 are subject to vesting based on him achieving certain performance goals. The options were granted and were issued under the Company's 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

         On March 18, 2004 the Company issued 27,656 Units comprised of 27,656 shares and 27,656 three year warrants exercisable at $2.00 per share to Marvin and Donna McDaniel upon the conversion of $27,656 of debt due by the Company to the McDaniels. The Units were issued under the exemption from registration provided in Section 4(2) of the Act.

         On April 5, 2004, the Company granted to Les Hazen, its National Sales Manager, 25,000 stock options, the shares underlying this option are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508). The options are exercisable at $4.05 and have a ten year term. The options were granted under the Company's 2002 Equity Incentive Plan.

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

         On May 4, 2004 the Company closed the sale of 328,143 units ("Units") at $3.40 per Unit to fourteen accredited investors. Each Unit consists of one share of the Company's common stock and one quarter (1/4) of a three-year warrant exercisable at $4.75 per share. The Units were issued under the exemption from registration provided in Section 4(2) of the Act.

         In May 2004 the Company issued to Mark Sullivan 150,000 three-year options, exercisable at $3.40 per share. The options were granted to Mark Sullivan and his designees under the Company's 2002 Equity Incentive Plan. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508

         On July 5, 2004, the Company granted to Vincent Toms, Senior Software Architect 10,000 options, the shares underlying this option are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508). The options are exercisable at $4.50 per share. The options were granted under the Company's 2002 Equity Incentive Plan.

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

         As of August 4, 2004, the Company issued 19,500 shares of its Common Stock to Staunton McLane pursuant to the exercise of a stock option for a like number of shares. The exercise price of these options is $1.00. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508). As of the date of this report, Staunton McLane has a balance of 53,900 options, each exercisable at $1.00 per share.

         As of August 11, 2004 and October 18, 2004, Mr. J. Richard Iler, the Company's Chief Financial Officer and a Director, exercised 3,500 and 700 stock options, respectively, at $1.00 per share. The options were previously granted pursuant to the Company's 2002 Equity Incentive Plan. These shares are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508).

         On September 2, 2004, the Company granted an aggregate of 20,000 stock options to Mr. Austin M. O'Toole (10,000) and Mr. Terry W. Thompson (10,000), both of whom are outside directors of the Company. These options vest over three years:

         o        4,000 at the end of year 1
         o        3,000 at the end of year 2; and
         o        3,000 at the end of year 3

         The options were granted under the Company's 2002 Equity Incentive Plan. The exercise price of these options is $4.05 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

         On September 23, 2004, the Company issued 26,375 Units comprised of 26,375 shares and 26,375 three year warrants exercisable at $2.00 per share to William and Susann Perkin upon the conversion of $26,375 of debt due by the Company to the Perkins. The Units were issued under the exemption from registration provided in Section 4(2) of the Act

         As of November 1, 2004, Ms. Jackie Seneker, an employee of the Company, exercised 7,500 stock options at $1.00 per share. The options were previously granted pursuant to the Company's 2002 Equity Incentive Plan. These shares are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508).

         As of December 31, 2004, SiriCOMM, Inc. consummated the private placement of its units (the "Units") pursuant to a Confidential Investment Proposal dated October 11, 2004 and amended on December 20, 2004 Each Unit consisted of 50,000 shares (the "Shares") of the Company's common stock and a Common Stock Warrant to purchase 37,500 shares of Common Stock . In the Private Placement, the Company sold an aggregate of 6.38 Units (319,000 Shares and Warrants to purchase 239,250 shares of Common Stock) for an aggregate purchase price of $638,000, or $100,000 per Unit.

         The Warrants entitle the holders to purchase shares of the Common Stock (the "Warrant Shares") for a period of five years from the date of issuance at an exercise price of $2.40 per share. The Warrants contain certain anti-dilution rights and are redeemable by the Company, on terms specified in the Warrants.

         In connection with the Private Placement, Sands Brothers International Limited, the placement agent in the Private Placement, received a cash commission fee of nine (9%) of the gross proceeds to the Company of the securities sold at the closing, a payment of $30,000 representing the fees and expenses of its counsel in the Private Placement and Warrants (the "Agent Warrants") to purchase ten percent (10%) of the Shares sold in the Private Placement (the "Agent Shares"). The Agent Warrants are exercisable for a period of five years at an exercise price of $2.40 per share and contain the same anti-dilution rights as the Warrants.

         Pursuant to the Offering Documents, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the Shares, the Warrant Shares and the Agent Shares. If such Registration Statement is not filed within the required time frame, or does not become effective within 120 days of the closing date, the Company has agreed to pay to the investors 1% of the gross proceeds of the Private Placement for each thirty
(30) day period in which the Company fails to comply with such requirements.

         On January 5, 2005 the Company issued an aggregate of 85,000 shares of its Common Stock upon the exercise of a like number of warrants, exercisable at $2.00 per share. The warrants were originally issued in January 2004 pursuant to a private placement of the Company's units consisting of common stock and warrants.

         As an inducement to the investors exercising their warrants, the Company issued an aggregate of 63,750 new warrants to the investors. The new warrants entitle the holders to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.40 per share. The warrants contain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

         As a further inducement to the investors exercising their warrants, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the shares purchased by each investor as part of the units, the shares issued upon exercise of the warrants and the shares underlying the new warrants.

         The cash proceeds of the above sales of securities of the Company were used for general corporate purposes in developing the Company's planned services.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Background

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

         We believe the following critical accounting policy, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

         The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the Black-Scholes options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The following estimates are used for grants in 2004: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience of 75 %; expected lives of 2 years is estimated based on management's judgment of the time period by which these instruments will be exercised.

Information Relating To Forward-Looking Statements

         When used in this Annual Report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "plans", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations; in the event it is unable to timely generate revenues (ii) the Company's ability to retain existing or obtain additional licensees who will act as distributors of its products; (iii) the Company's ability to obtain additional patent protection for its technology; and (iv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Results of Operations

         During fiscal 2004, SiriCOMM advanced its efforts towards commercialization of its products and services. To that end, SiriCOMM reached various agreements with original equipment manufacturers, truck-stop operators and other sales agents.

         Operating expenses increased from $1,599,608 in 2003 to $2,585,327 in 2004 as a direct result of the Company's developing and marketing its products and services, increased professional expenses and costs associated with raising debt and equity financing. Included in operating expenses in 2004 is an aggregate of $50,000 in stock-based compensation charges for the intrinsic value of options granted to Company personnel. Research and development expenses were minimal and decreased to $26,450 in 2004 from $77,567 in 2003 due to cash flow considerations.

         Interest expense decreased to $26,578 in 2004 from $50,948 in 2003. The decrease is attributable to the retirement of notes and conversion of several debt obligations into equity.

Liquidity and Management's Plan of Operations

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

         On November 21, 2002, The Company completed the acquisition of all of the issued and outstanding shares of SiriCOMM, Inc., a Missouri Corporation. 9,712,867 shares of common stock were issued to the former shareholders of the Missouri Corporation. Furthermore, the Company issued 1,922,000 shares to retire $1,000,000 of convertible debentures issued by the Missouri Corporation. As a result and following completion of the acquisition, the sole director of SiriCOMM resigned and four of SiriCOMM's new principal shareholders were elected in his place.

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

         Since its inception, SiriCOMM has financed its activities primarily from short-term loans and private sales of its securities. During fiscal 2003, the Company borrowed an aggregate of $680,000 from several lenders. The Company issued promissory notes to these lenders. The notes had varying interest rates ranging from 4% to 10%. In addition, of the $680,000, an aggregate of approximately $570,000 was converted into preferred or common equity of the Company during the first and second quarters of fiscal 2004. The Company has also raised proceeds through the private sale of its equity. In March 2004 a private placement consisting of 2,000,000 units at a $1.00 per unit was completed, each unit consisting of one share of the Company's common stock and one three-year warrant exercisable at $2.00 per share. In May 2004, the Company completed a private placement of 328,143 units at $3.40 per unit. Each unit consisted of one share of common stock at $3.40 per unit and one quarter (1/4) three year warrant exercisable at $4.75 per share. The Company received proceeds of $1,115,689.

         In October, 2004, the Company borrowed $200,000 on its line of credit facility with Southwest Missouri Bank. The proceeds were paid to Sat-Net in conjunction with the installation and distribution of hotspots.

         As of December 31, 2004, SiriCOMM, Inc. consummated the private placement of its units (the "Units") pursuant to a Confidential Investment Proposal dated October 11, 2004 and amended on December 20, 2004 Each Unit consisted of 50,000 shares (the "Shares") of the Company's common stock and a

Common Stock Warrant to purchase 37,500 shares of Common Stock . In the Private Placement, the Company sold an aggregate of 6.38 Units (319,000 Shares and Warrants to purchase 239,250 shares of Common Stock) for an aggregate purchase price of $638,000, or $100,000 per Unit.

         The Warrants entitle the holders to purchase shares of the Common Stock (the "Warrant Shares") for a period of five years from the date of issuance at an exercise price of $2.40 per share. The Warrants contain certain anti-dilution rights and are redeemable by the Company, on terms specified in the Warrants.

         In connection with the Private Placement, Sands Brothers International Limited, the placement agent in the Private Placement, received a cash commission fee of nine (9%) of the gross proceeds to the Company of the securities sold at the closing, a payment of $30,000 representing the fees and expenses of its counsel in the Private Placement and Warrants (the "Agent Warrants") to purchase ten percent (10%) of the Shares sold in the Private Placement (the "Agent Shares"). The Agent Warrants are exercisable for a period of five years at an exercise price of $2.40 per share and contain the same anti-dilution rights as the Warrants.

         Pursuant to the Offering Documents, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the Shares, the Warrant Shares and the Agent Shares. If such Registration Statement is not filed within the required time frame, or does not become effective within 120 days of the closing date, the Company has agreed to pay to the investors 1% of the gross proceeds of the Private Placement for each thirty
(30) day period in which the Company fails to comply with such requirements

         On January 5, 2005 the Company issued an aggregate of 85,000 shares of its Common Stock upon the exercise of a like number of warrants, exercisable at $2.00 per share. The warrants were originally issued in January 2004 pursuant to a private placement of the Company's units consisting of common stock and warrants.

         As an inducement to the investors exercising their warrants, the Company issued an aggregate of 63,750 new warrants to the investors. The new warrants entitle the holders to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.40 per share. The warrants contain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

         As a further inducement to the investors exercising their warrants, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the shares purchased by each investor as part of the units, the shares issued upon exercise of the warrants and the shares underlying the new warrants.

         The cash proceeds of the above sales of securities of the Company were used for general corporate purposes in developing the Company's planned services.

         The Company will continue its installation plans toward denser coverage of its nation wide network. Additional financing will be required to fund such installations, but there can be no assurances that the Company will be able to obtain such funds under acceptable terms.

Contractual Obligations and Commercial Commitments

Contractual obligations as of September 30, 2004 are as follows:

                                                              Payments Due by Period
----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Contractual                                      Less than                                             After
Obligations                       Total           1 year          1-3 years       4-5 years           5 years
----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Line of credit and note
payable                             $147,000         $147,000                      $     -            $     -
----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Operating leases                        -            -                   -            -                  -
----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Total contractual cash
obligations                         $147,000         $147,000                      $     -            $     -
----------------------------- --------------- ---------------- ---------------- -------------- ----------------------

Recent Accounting Pronouncements

         In December 2003, the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46R"). FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). Fin 46R replaces FIN46 that was issued in January 2003. All public companies were required to fully implement FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46R had no impact on SiriCOMM's financial condition or results of operations.

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company will be required to adopt Statement 123(R) at the beginning of its quarter ending March 31, 2006. The Company has not determined what financial statement impact Statement 123(R) will have on the Company.

COMMITMENTS

         We do not have any commitments that are required to be disclosed in tabular form as of September 30, 2004.

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         This report contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to risks and uncertainties that could cause our actual results to differ materially form our historical results or currently anticipated results include the following:

No Revenues; Net Losses; Accumulated Deficit

         Since its inception, the Company has generated no revenues, incurred substantial net losses, and currently is experiencing a substantial cash flow deficiency from operations. Based upon the Company's audited financial statements, the Company incurred net losses of $2,778,407 for the fiscal year ended September 30, 2004. As of September 30, 2004, the Company had a deficit accumulated during its development stage of $6,701,021.

We have a limited operating history making it difficult to evaluate our business and our future prospects.

         To date, the Company has generated no revenues and has a very limited operating history on which investors can evaluate its potential for future success. Potential investors should evaluate the Company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond the Company's control. These risks include the following:

         o        lack of sufficient capital,
         o unanticipated problems, delays, and expenses relating to product development and implementation,
         o        lack of intellectual property,
         o        licensing and marketing difficulties,
         o        competition,
         o        technological changes, and
         o uncertain market acceptance of the Company's products and services.

         As a result of its limited operating history, its plan for rapid growth, and the increasingly prospective competitive nature of the markets in which it competes, the Company's historical financial data are of limited value in anticipating future operating expenses. The Company's planned expense levels will be based in part on its expectation concerning future revenue, which is difficult to forecast accurately based on its stage of development. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, business development and marketing expenses may increase significantly as the Company expands operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue, the Company's business, operating results, and financial condition may be materially and adversely affected. The Company's ability to generate revenue is uncertain and the Company may never achieve profitability.

The Company's assumption of  commercialization.

         There can be no assurance that, when the products and services are fully operational and the Company's nationwide broadband wireless network opens for business, either (i) target market prospective customers of the Company will do business with the Company or (ii) the level of business generated by the Company, if any, will be sufficient for the Company to generate a profit and sustain its business activities.

The Company requires significant additional capital to complete the installation of its national broadband wireless network.

         The Company's nationwide broadband wireless network is only partially built and significant capital is required by the Company to install the full number of WLAN site the Company believes are required to offer a nationwide network offering our products and services. There can be no assurance that the Company will be able to raise this additional required capital. If such capital is not raised, there can be no assurance that the Network as it is currently installed in 38 states is sufficiently dense or nationally robust enough to have functional utility for our potential customers.

The Company  expects to compete with large, well-capitalized companies.

         Although the Company believes that it has no direct competitors, certain companies "overlap" parts of SiriCOMM's business model. There can be no assurance that these companies, who are larger and better capitalized, will not respond to competitive pressures presented by SiriCOMM's business model. There can be no assurance that we will be able to establish the credibility, the products and services and financial position needed to successfully compete against these competitors. Failure to do so could mean that the Company will substantially under-perform versus its expectations.

The Company will compete in an industry that is characterized by rapid change in technology.

         The business that SiriCOMM is launching is subject to rapid change and evolution of the technology platforms, products and services available to customers. There can be no assurance that either (i) the suite of products and services that the Company has developed are currently the most up-to-date and competitively priced or (ii) that such suite of products and services will not be made obsolete as a result of the technology developments of competitors. Failure of the Company to have, maintain and continue to develop or acquire leading edge technology could mean that the Company will substantially under-perform versus its expectations.

The Company's business model requires that it continually develop and augment its suite of products through internal development and acquisitions.

         The Company's business model is dependent on its ability to augment its initial suite of products and services with additional products and services important to providing customers with an integrated communication and productivity suite of products and services. There can be no assurance the Company has either the ability or resources to accomplish this, the implication of which is that the growth that the Company contemplates is subject to substantial risk.

The Company's ability to implement its business plan is dependent on its ability to attract and retain key management employees.

         While the Company believes that it has recruited the nucleus of a solid management team, owing to the Company's small size and thin capitalization, there can be no assurance that the Company can retain these key management employees or that it can hire the additional management and key employees that will need to be hired to grow the Company. Failure of the Company to attract and retain key management employees could mean that the Company will substantially under-perform versus its expectations and that investors in this Offering could lose some or all of their investment in the Company. The Company maintains key man insurance on its Chief Executive Officer pursuant to its USDA loan agreement. The Company is a party to employment contracts with three (3) of its executive officers/inside directors.

Disruption of Company services due to accidental or intentional security breaches may harm the Company's reputation, potentially causing a loss of sales and an increase in its expenses.

         A significant barrier to the growth of wireless data services or transactions on the Internet or by other electronic means has been the need for secure transmission of confidential information. Company systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions. The Company may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third party were able to misappropriate the Company's users' personal or proprietary information or credit card information, it could be subject to claims, litigation or other potential liabilities that could materially adversely impact our revenue and may result in the loss of customers.

There is no established market for SiriCOMM's services; we may not be able to sell enough of the Company's services to become profitable.

         The markets for wireless data and transaction services are still emerging. Continued growth in demand for, and acceptance of, these services remains uncertain. Current barriers to market acceptance of these services include cost, reliability, functionality and ease of use. The Company cannot be certain that these barriers will be overcome. The Company's competitors may develop alternative wireless data communications systems that gain broader market acceptance than the Company's systems. If the market for the Company's services does not grow, or grows more slowly than the Company currently anticipate, it may not be able to attract customers for the Company's services and its revenues would be adversely affected.

The Company's strategic alliances may not deliver the value it paid or will pay for them.

         Excessive expenses may result if the Company does not successfully integrate its strategic alliances, or if the costs and management resources the Company expends in connection with these integrations exceed the Company's expectations. Although the Company expects that its strategic alliances (and any acquisitions, investments it may pursue in the future) will have a continuing, significant impact on the Company's business, financial condition and operating result, no assurances can be given that any such events will have the intended effects and results.

The Company may not achieve profitability if it is unable to maintain, improve and develop the wireless data services the Company offers.

         The Company believes that its future business prospects depend in part on the Company's ability to maintain and improve its current services and to develop new ones on a timely basis. The Company's services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in the Company's service offerings, major new wireless data services and service enhancements require long development and testing periods. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. Additionally, the Company's new services and service enhancements may not achieve market acceptance. If the Company cannot effectively develop and improve services, it may not be able to recover our fixed costs or otherwise become profitable.

Any type of systems failure could reduce sales, increase costs or result in claims of liability.

         Any disruption from the Company's satellite feeds or backup landline feeds could result in delays in our subscribers' ability to receive information. The Company cannot be sure that its systems will operate appropriately if it experiences a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, intentional disruptions of service by third parties, an act of God or an act of war. A failure in the Company's systems could cause delays in transmitting data, and as a result the Company may lose customers or face litigation that could involve material costs and distract management from operating the Company's business.

The Company anticipates that its sales cycle will be long, and its stock price could decline if sales are delayed or cancelled.

         Quarterly fluctuations in the Company's future operating performance will be exacerbated by the length of time between its first contact with a business customer and the first revenue from sales of services to that customer or end users. Because the Company's services represent a significant investment for its business customers, the Company will spend a substantial amount of time educating them regarding the use and benefits of the Company's services and they, in turn, spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before deciding to purchase the Company's services. As much as a year may elapse between the time the Company approaches a business customer and the time it begins to deliver services to a customer or end user. Any delay in sales of the Company's services could cause its quarterly operating results to vary significantly from projected results, which could cause the Company's stock price to decline. In addition, the Company may spend a significant amount of time and money on a potential customer that ultimately does not purchase the Company's services.

New laws and regulations that impact the Company's industry could increase its costs or reduce the Company's opportunities to earn revenue.

         The Company is not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to publicly traded Delaware corporations of similar size that are headquartered in Missouri. However, in the future, the Company may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers that supply the Company airtime and certain of our hardware suppliers are subject to regulation by the FCC and regulations that affect them could increase the Company's costs or reduce its ability to continue selling and supporting its services.

ITEM 7 FINANCIAL STATEMENTS

         Financial statements are included under Item 13(A) and may be found at pages F-1 - F-18.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 7, 2004, based upon the recommendation of and approval by our board of directors, SiriCOMM dismissed Aidman Piser & Company, P.A. ("Aidman Piser") as its independent auditor and engaged BKD, LLP to serve as its independent auditor for the fiscal year ending September 30, 2004. On May 11, 2004, at the annual shareholders meeting, the Shareholders affirmed the engagement of BKD, LLP as its independent auditors.

         Aidman Piser's reports on the Company's consolidated financial statements for the fiscal year ended September 30, 2003, contained a qualified opinion as to the Company's ability to continue as a "going concern" in its absence of revenues, or the ability to attract additional capital.

         During the years ended September 30, 2003 and 2002 and through April 7, 2004, there were no disagreements with Aidman Piser on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which, if not resolved to Aidman Piser's satisfaction, would have caused them to make references to the subject matter in connection with their reports of the Company's consolidated financial statements for such years.

         In addition, the Company believes there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

         The Company provided Aidman Piser with a copy of the foregoing statements and requested that Aidman Piser provide it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements. A copy of Aidman Piser's letter, dated April 7, 2004, was filed as Exhibit 16.1 to the Company's Current Report on Form 8-K filed with the SEC on April 12, 2004.

ITEM 8A CONTROLS AND PROCEDURES.

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

Name                        Age      Position(s) Held
----                        ---      ----------------

Henry P. (Hank) Hoffman     53      President, CEO and Chairman
David N. Mendez             44      Executive Vice President - Sales and
                                    Marketing   and a Director
Kory S. Dillman             33      Executive Vice President - Internet Business
                                    Development and a Director
J. Richard Iler             52      Chief Financial Officer, Director
Terry W. Thompson           54      Director
Austin O'Toole              69      Director

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

Terry W. Thompson

         Mr. Thompson was elected to the Board of Directors in August 2003. In January 2003, Mr. Thompson retired as President of Jack Henry and Associates, a provider of integrated computer systems and processor of ATM and debit card transactions for banks and credit unions. Mr. Thompson joined Jack Henry in 1990 as Chief Financial Officer, was appointed President in 2001 guiding the Company from $15 million in revenues to more than $396 million and from 98 employees to 2300 employees. Mr. Thompson was named Chairman of the Company's Audit Committee and serves as its financial expert.

Austin M. O'Toole

         Mr. O'Toole was elected to the Board of Directors in June 2004. Mr. O'Toole practices corporate law and alternative dispute resolution in Houston and Galveston, Texas. For over twenty years Mr. O'Toole served as senior vice president, corporate secretary and senior counsel to The Coastal Corporation. He represented Coastal and its subsidiaries in connection with finance, mergers and acquisitions, SEC and stock exchange matters, including disclosure. Mr. O'Toole managed Coastal's corporate secretary's office and its shareholder relations department. Mr. O' Toole is a member of the Audit Committee.

Board of Directors; Committees

         The Board of Directors has the responsibility for establishing corporate policies and for the overall performance of the Company. The Board of Directors held 5 meetings during fiscal 2004. During fiscal 2004 all other actions requiring the approval of the Board of Directors was taken by unanimous written consent.

         The Board of Directors established an audit committee on June 14, 2004.

Audit Committee

         On June 14, 2004, the Board of Directors established an audit committee and elected Austin O'Toole and Terry W. Thompson as members of the Audit Committee. The Board of Directors has determined that Mr. Thompson and Mr. O'Toole are both independent and Mr. Thompson was named an audit committee financial expert, as determined by SEC guidelines. The members of the Audit Committee met 2 times between June 14, 2004 and September 30, 2004. The Board of Directors adopted a charter for the Audit Committee on June 14, 2004, which is attached as an exhibit to this report. The functions of the Audit Committee include the following:

         o Recommending annually to the Board of Directors the appointment of the independent public accountants of the Company;

         o Reviewing the scope of the prospective annual audit and reviewing the results thereof with the independent public accountants;

         o Determining the independence of the independent public accountants;

         o Making inquires with respect to the appropriateness of accounting principles followed by the Company; and

         o Receiving and reviewing reports from Company management relating to the Company's financial reporting process, the adequacy of the Company's system of internal controls, and legal and regulatory matters that may have a material impact on the Company's financial statements and compliance policies.

Audit Committee Report

         The Company's Audit Committee for fiscal year 2004 has reviewed and discussed the audited financial statements for that year with management. The Audit Committee discussed with management the matters set forth in SAS 61 (Codification of Statements on Auditing Standards, AU Section 380), which include, among other things:

         o        Methods used to account for significant unusual transactions;

         o The effect of significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus;

         o The process used by management in formulating particularly sensitive accounting estimates and the basis for the auditor's conclusions regarding the reasonableness of those estimates; and

         o Management's application of accounting principles, the basis for management's accounting estimates, and the disclosures in the financial statements.

         The Audit Committee has received the written disclosures and the letter from BKD, LLP, the Company's independent accountants, required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees and has discussed with BKD, LLP the issue of its independence from the Company. Based on its review of the audited financial statements and the various discussions noted above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

Terry W. Thompson, Chairman
Austin O'Toole

Compensation Committee

         The Company does not have a compensation committee. The Board of Directors as a whole performs the functions customarily attributable to a compensation committee.

Nominating Committee

         The Company does not have a nominating committee. The Board of Directors as a whole performs the functions customarily attributable to a nominating committee.

         On August 30, 2004, the Board authorized the following compensation package for its independent board members.

         o        Annual Cash Retainer - $3,500 per fiscal year

         o Meeting Fee - $1,000 plus reasonable travel-related expenses for on-site board meetings and/or on-site committee meetings.

         o Stock Options - New independent board members receive an initial grant of ten thousand (10,000) stock options. The options vest over three years, 4,000 year one, 3,000 year two and 3,000 year three. In addition, on their anniversary of appointment, all board members will receive an annual grant of 3,000 shares. Each option granted hereunder will be priced at market.

         In fiscal year 2004, the directors listed below received stock options as part of the director's compensation:

                            No. of       Exercise     Date of    Expiration
Name                   Options Granted    Price        Grant        Date
----                   ---------------   --------     -------    ----------
Terry W. Thompson           10,000        $4.05       9/2/04       9/1/14

Austin O'Toole              10,000        $4.05       9/2/04       9/1/14

Involvement in Certain Legal Proceedings

         On December 17, 2004, Henry Hoffman, Kory Dilman, David Mendez, Tom Noland, Richard Iler and Terry Thompson were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dilman, Mendez and Iler are officers and directors of the Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The Company was not named as a defendant in this matter. The action was brought in the Circuit Court of Jackson County, Missouri at Kansas City (04CV236387). The action alleges fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The complaint seeks damages in excess of $9,679,903. The Company will pay all expenses relating to the defense of this matter. In management's opinion this case is without merit and the defendants intend on defending this matter vigorously.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 2004, all Reporting Persons timely complied with all filing requirements applicable to them except that Mr. O'Toole's initial statement of ownership on Form 3, which disclosed that he had no beneficial interest in any equity securities of the Company was filed after the due date.

Code of Ethics

         We have adopted a Code of Ethics and Business Conduct for Officers and Directors and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives.

ITEM 10 EXECUTIVE COMPENSATION

Summary  Compensation  Table

         The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2002, 2003 and 2004. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                           SUMMARY COMPENSATION TABLE

                                                                                                   Long Term
                                                                    Annual Compensation          Compensation
                                                              -----------------------------   -----------------------
                                                Fiscal Year
                                                   Ended
Name and Principal Position                    September 30      Salary ($)      Bonus ($)      Options/SARS (#)
---------------------------                    ------------      ----------      ---------      ----------------
Henry P. Hoffman (a)                               2004        $   175,000            -                  -
President, CEO and Chairman                        2003            150,000            -                  -
                                                   2002            118,269

David N. Mendez (b)                                2004            125,000            -                  -
EVP- Sales and Marketing and Director              2003            125,000            -                  -
                                                   2002             93,750

Kory S. Dillman (b)                                2004            125,000            -                  -
EVP - Internet Business Development                2003            125,000            -                  -
and Director                                       2002             98,558

J. Richard Iler                                    2004             75,831
Chief Financial Officer and Director               2003
                                                   2002
----------------

(a) includes $93,750 in accrued and unpaid compensation.
(b) includes $78,125 each in accrued and unpaid salary

Employment Contracts

         We have employment agreements with three of our executive officers, Henry P. Hoffman, David N. Mendez and Kory S. Dillman.

         Mr. Hoffman's employment agreement, dated February 19, 2002 has an initial term of three (3) years and a base annual salary of $150,000 and was increased to $175,000 in 2004. Thereafter the agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors.

         Mr. Mendez' employment agreement, dated February 19, 2002 has an initial term of three (3) years and a base annual salary of $125,000. Thereafter the agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors. .

         Mr. Dillman's employment agreement, dated February 19, 2002 has an initial term of three (3) years and a base annual salary of $115,000, which has been increased to $125,000. Thereafter the agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors.

Stock Options

                                            OPTIONS/SAR GRANTS TABLE

                                    Option/SAR Grants in the Last Fiscal Year
                                                Individual Grants

                                                                              % of Total
                                                                             Options/SARs
                                                                              Granted to      Exercise or
                                                 Fiscal    Options/SARs      Employees in      Base Price   Expiration
Name and Principal Position                       Year      Granted (#)       Fiscal Year        ($/Sh)        Date
---------------------------                       ----      -----------       -----------        ------        ----
Henry P. Hoffman                                  2004          -0-              0.0%             -0-           --
President, CEO and Chairman of the Board

David N. Mendez                                   2004          -0-              0.0%             -0-           --
EVP- Sales and Marketing and Director

Kory S. Dillman                                   2004          -0-              0.0%             -0-           --
EVP - Internet Business Development
and Director

J. Richard Iler                                   2004        145,000            0.0%            $1.00        11/17/13
Chief Financial Officer and Director

                                 OPTIONS/SAR EXERCISES AND YEAR-END VALUE TABLE

                 Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Value

                                                                                                           Value of
                                                                                          Number of       Unexercised
                                                                                         Unexercised     In-the-money
                                                                                        Options/SARs     Options/SARs
                                                               Shares        Value      at FY-End (#)    at FY-End ($)
                                                  Fiscal     Acquired on    Realized    Exercisable /    Exercisable /
Name and Principal Position                         Year    Exercise (#)      ($)       Unexercisable    Unexercisable
---------------------------                         ----    ------------    --------    -------------    -------------
Henry P. Hoffman                                    2004         -0-          -0-      (E)-0- / (U)-0-   (E)$0 /(U)$0
President, CEO and Chairman of the Board

David N. Mendez                                     2004         -0-          -0-      (E)-0- / (U)-0-   (E)$0 /(U)$0
EVP- Sales and Marketing and Director

Kory S. Dillman                                     2004         -0-          -0-      (E)-0- / (U)-0-   (E)$0 /(U)$0
EVP - Internet Business Development
and Director

J. Richard Iler                                     2004        4,200         -0-  (E)140,800-0-/ (U)-0-  (E)$0 /(U)$0
Chief Financial Officer and Director

2002 Incentive Stock Option Plan

         The Company in 2002, adopted a 2002 Equity Incentive Plan (the "Plan"). The Plan designates a Stock Option Committee appointed by the Board of Directors and authorizes the Stock Option committee to grant or aware to eligible participants of the Company and its subsidiaries and affiliates, until May 15, 2012, stock options, stock appreciation rights, restricted stock performance stock awards and Bonus Stock awards for up to 3,000,000 shares of the New Common Stock of the Company. The initial members of the Stock Option Committee have not yet been appointed. During fiscal 2004, the Company issued 304,500 options and or bonus shares under the plan.

         The following is a general description of certain features of the Plan:

         1. Eligibility. Officers, directors and other key employees and consultants of the Company, its subsidiaries and its affiliates who are responsible for the management, growth and profitability of the business of the Company, its subsidiaries and its affiliates are eligible to be granted stock options, stock appreciation rights, and restricted or deferred stock awards under the Plan. Directors are eligible to receive Stock Options.

         2. Administration. The Incentive Plan is administered by the Stock Option Committee of the Company. The Board, in the absence of the establishment of this Committee, acts in the capacity of this Committee. The Stock Option

Committee has full power to select, from among the persons eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to any participants and to determine the specific terms of each grant, subject to the provisions of the Incentive Plan.

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

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 3, 2004, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon the total number of shares of Common Stock outstanding. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.

                                                               Amount of                       Percent of
Name and Address                                        Beneficial Ownership (1)        Beneficial Ownership (2)
----------------                                        ------------------------        ------------------------
Henry P. Hoffman                                                 5,712,303                            34.90%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

David N. Mendez                                                  1,088,331                             6.65%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

Kory S. Dillman                                                  1,023,535                             6.25%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

J. Richard Iler (3)                                                140,000                             0.08%
12 Jennifer Drive
Westford, MA  01886

Terry W. Thompson (4)                                              370,884                             2.24%
406 N. Belaire
Monett, MO  65708

Austin O'Toole                                                           0                             0.00%
2200 Willowick, 10-H
Houston, TX  77027

William P. Moore, III, as Trustee of the  (5)                    1,700,000                             9.88%
William P. Moore III Revocable Trust dated
October 9, 2001
10801 Mastin, Suite 920
Overland Park, KS

Quest Capital Alliance LLC                                       1,154,000                             7.00%
3140 E. Division
Springfield, MO  65802

Robert J. Smith (6)                                              1,553,931                             9.40%
3865 E. Turtle Hatch
Springfield, MO  65809

All Directors and Officers as a Group
(6 Persons)(6)                                                   8,335,053                            50.00%

------------------
(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire within 60 days through the exercise of warrants or the conversion of Preferred Stock pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the Securities Exchange Act of 1934.

(2)      Based upon 16,367,450 shares issued and outstanding.

(3) Includes 120,000 shares which may be obtained by Mr. Iler upon the exercise of a like number of options exercisable at $1.00 per share and 20,000 shares which may be obtained by Mr. Iler upon the exercise of a like number of options exercisable at $1.49 per share.

(4) Includes 150,600 shares which may be obtained by Mr. Thompson upon the exercise of a like number of warrants exercisable at $2.00 per share.

(5) Includes 850,000 shares which may be obtained upon the exercise of a like number of warrants exercisable at $2.00 per share.

(6) Includes 436,000 shares owned by Gunner Investments Corp., a company controlled by Mr. Smith. Includes 154,600 shares which may be obtained upon the exercise of a like number of warrants exercisable at $2.00 per share. Includes 78,000 shares which may be obtained upon the exercise of a like number of warrants exercisable at $.50 per share.


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From December 2002 through September 2003, the Company borrowed an aggregate of $375,000 from unaffiliated third parties and $30,000 from the Company's CEO. The loan to its CEO was repaid in 2004. In connection with these loans, the Company issued the lenders an aggregate 137,782 shares of its common stock. In connection with these loans, the Company's CEO issued an aggregate of 375,000 options to purchase shares of his own stock at $1.00 per share. On August 8, 2003, Mr. Terry Thompson, who had lent the Company an aggregate of $50,000 and received 19,684 of these shares and 50,000 of the aforementioned options, was elected a director of the Company. The shares were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933. The lenders represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates. The Company utilized the proceeds of these loans for general working capital purposes.

         On February 26, 2004 the Company borrowed $1 million from Southwest Missouri Bank. The loan is federally guaranteed by the United States Department of Agriculture as part of the Rural Development Program. This loan is also guaranteed by Mr. Henry P. Hoffman, the Company's Chairman and CEO, as well as by his wife. The Company has not compensated Mr. Hoffman for providing this guaranty.

ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K

         A. Financial Statements filed as part of this Report:

                                                                  Page Reference

         Report of Independent Registered Public Accountants
           (Current)                                                     F-1

         Report of Independent Public Accountants                        F-2

         Balance Sheet for the year ended September 30, 2004             F-3

         Statements of Operations for the years ended                    F-4
           September 30, 2004 and 2003 and since inception
           (April 24, 2000)

         Statements of Stockholders' Equity for the years                F-5
           ended September 30, 2004 and 2003 and since inception
           (April 24, 2000)

         Statements of Cash Flows for the years ended                    F-6
           September 30, 2004 and 2003 and since inception
           (April 24, 2000)

         Notes to Financial Statements for the years               F-8 thru F-18
           ended September 30, 2004 and 2003


         B. Financial Statement Schedules:

          None.

         C. The following Exhibits are filed as part of this Report:

                 Exhibit
                   No.                            Description
                 -------                          -----------

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

                  4.2 Copy of Specimen Stock Certificate of Series A Preferred Stock (Incorporated by reference to Exhibit
                           4.3 to the July 1997 Form 8-K)

                  4.3 Form of Warrant issued to the principals of Layne Morgan (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-QSB for the quarter ended March 31, 2004.)

                  4.4 Form of Warrant issued to investors on May 4, 2004 (Incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-QSB for the quarter ended March 31, 2004.)

                  10.1 Capital Stock Purchase Agreement between Fountain Holdings LLC, Joseph S. Schuchert, Jr. and Park Street Acquisition Corporation dated December 31, 2001. (Incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K Report dated December 31,
                           2001)

                  10.2 Capital Stock Purchase Agreement between Fountain Pharmaceuticals, Inc. and Park Street Acquisition Corp. dated December 31, 2001. (Incorporated by reference to Exhibit 1.2 to the Registrant's Form 8-K Report dated December 31, 2001)

                  10.3 Securities Exchange Agreement dated as of April 5, 2002 between the Company and the holders of the common stock of SiriCOMM, Inc. (Missouri) (Incorporated by reference to Exhibit 2.1 to the November 21, 2002 Form 8-K)

                  10.4 Amendment to Securities Exchange Agreement dated as of June 5, 2002 between the Company and the shareholders of SiriCOMM, Inc. (Missouri) (Incorporated by reference to Exhibit 2.2 to the November 21, 2002 Form 8-K)

                  10.5 Amendment No. 2 to Securities Exchange Agreement dated as of November 21, 2002 between the Company and the shareholders of SiriCOMM, Inc. (Missouri) (Incorporated by reference to Exhibit 2.3 to the November 21, 2002 Form 8-K)

                  10.6 Consulting Agreement dated July 2, 2003 between the Company and CLX & Associates (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended June 30, 2003)


                  10.7 Consulting Agreement dated June 2, 2003 between the Company and The Research Works, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-QSB for the quarter ended June 30, 2003)

                  10.8 Consulting Agreement and addendums dated May 30, 2003 between the Company and Staunton McLane LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-QSB for the quarter ended June 30, 2003)

                  10.9 Employment Agreement dated February 19, 2002 between the Company and Henry P. Hoffman (Incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2003)

                  10.10 Employment Agreement dated February 19, 2002 between the Company and Kory S. Dillman (Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2003)

                  10.11 Employment Agreement dated February 19, 2002 between the Company and David N. Mendez (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2003)

                  10.12 Letter to Staunton McLane from the Company dated November 28, 2003 terminating the service agreement. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2003)

                  10.13 Consulting Agreement dated April 22, 2004 between the Company and Layne Morgan Technology Group (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended March 31, 2004)

                  10.14 Consulting Agreement dated April 22, 2004 between the Company and Gunner Investments, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-QSB for the quarter ended March 31, 2004)

                  10.15 Memorandum of Understanding between the Company and Christenson Transportation, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-QSB for the quarter ended March 31, 2004)

                  10.16 Memorandum of Understanding between the Company and Mark Sullivan (Incorporated by reference to Exhibit
                           10.4 to the Registrant's Form 10-QSB for the quarter ended March 31, 2004)

                  10.17 Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated December 31, 2004)

                  10.18 Form of Common Stock Purchase Warrant (Incorporated by referenced to Exhibit 10.2 to the Registrant's Form 8-K dated December 31, 2004)

                  10.19 Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated January 5, 2005)

                  10.20 Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated January 5, 2005)

                  14.1 Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2003)

                  14.2 Code of Ethics for Financial Executives (Incorporated by reference to Exhibit 14.2 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2003)

                  14.3     Audit Committee Charter

                  31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

                  31.2 Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

                  32.1     Certification pursuant to 18 U.S.C. Section 1350.

                  32.2     Certification pursuant to 18 U.S.C. Section 1350.

         D. Reports on Form 8-K for the fourth quarter of fiscal 2004

                  (1) A Current Report on Form 8-K was filed on September 17, 2004 to report the expansion of a services agreement with DriverTech, Incorporated.

                  (2) A Current Report on Form 8-K was filed on September 27, 2004 to report the alliance with Getloaded.com.



ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. We incurred aggregate fees and expenses of approximately $52,900 from BKD, LLP for the 2004 fiscal year. Such fees were primarily for work completed for our annual audit and 10QSB filings. We incurred aggregate fees and expenses of approximately $67,810 from Aidman Piser & Company, P.A. for the 2004 fiscal year. Such fees were primarily for work completed for our annual audit.

Tax Fees. We incurred $9,500 in fees from BKD, LLP for the 2004 fiscal year for professional services rendered for tax compliance, tax advise and tax planning.

All Other Fees. We did not incur any other fees from BKD, LLP during fiscal 2004 or fiscal 2003, respectively. We paid Aidman Piser & Company, P.A. $5,000 in fiscal 2004 in conjunction with our application to the American Stock Exchange. The Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2004 since June 14, 2004 were approved by the Audit Committee. Previous to creation of the Audit Committee in June 2004, and 2003 such services were approved by the Board of Directors pursuant to their respective policies and procedures. We intend to continue using BKD, LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of January, 2005.

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


Principal Executive                   Title                         Date
-------------------                   -----                         ----

/s/ Henry P. Hoffman       President, Chief Executive         January 12, 2005
-----------------------        Officer and Director
Henry P. Hoffman


/s/ J. Richard Iler        Chief Financial Officer and        January 12, 2005
------------------------            Director
J. Richard Iler


Directors
---------

/s/ David N. Mendez          Executive Vice President -       January 12, 2005
------------------------     Sales and Marketing and
David N. Mendez                      Director



/s/ Kory S. Dillman          Executive Vice President -       January 12, 2005
------------------------      Internet Business Develop.
Kory S. Dillman                      and Director



/s/ Terry W. Thompson                  Director               January 12, 2005
------------------------
Terry W. Thompson


                                      Director                January 12, 2005
------------------------
Austin M. O'Toole

BKD LLP  Southern Missouri Practice          Hammons Tower
         Springfield                         901 E. St. Louis Street, Suite 1000
         Joplin                              P.O. Box 1190
         Branson                             Springfield, MO 65601-1190
         Pittsburg, Kansas                   417 865-8701    Fax 417 865-0682
--------------------------------------------------------------------------------
                                             bkd.com


             Report of Independent Registered Public Accounting Firm




         Audit Committee, Board of Directors and Stockholders
         SiriCOMM, Inc.
         Joplin, Missouri


         We have audited the accompanying consolidated balance sheet of SiriCOMM, Inc. as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2004, and for the period from inception (April 24, 2000) through September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SiriCOMM, Inc. as of September 30, 2004, and the results of its operations and its cash flows for the year ended September 30, 2004, and for the period from inception (April 24, 2000) through September 30, 2004, in conformity with accounting principles generally accepted in the United States of America, generally accepted in the United States of America.



Solutions                                         /s/ BKD, LLP
for
Success
         BKD, LLP
         Joplin, Missouri

         November 8, 2004, except for Note 12,
           as to which the date is January 5, 2005

                                                                     A member of
                                                                  Moores Rowland
                                                                   International

                                                    AIDMAN, PISER & COMPANY

                                                    Certified Public Accountants
                                                    & Business Advisors


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


                        /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
January 11, 2004

                        401 East Jackson St., Suite 3400
                 Tampa, FL 33602 813-222-8555 Fax: 813-222-8560

                                         SiriCOMM, Inc.
                                (A Development Stage Enterprise)
                                   Consolidated Balance Sheet
                                       September 30, 2004



ASSETS
Current Assets
  Cash and cash equivalents                                                         $       1,019,616
  Prepaid expenses and other                                                                   16,563
                                                                                    ------------------
     Total current assets                                                                   1,036,179
                                                                                    ------------------

  Property and Equipment, At Cost
    Equipment                                                                                 111,818
    Network equipment in progress of installation                                             646,000
                                                                                    ------------------
                                                                                              757,818
     Less accumulated depreciation                                                             62,032
                                                                                    ------------------
                                                                                              695,786
                                                                                    ------------------
  Software, net of amortization                                                                19,934
                                                                                    ------------------

Total assets                                                                        $       1,751,899
                                                                                    ==================

 Liabilities and Stockholders' Equity

Current Liabilities
  Note payable to bank                                                              $         122,000
  Current maturities of  long-term debt                                                        25,000
  Accounts payable                                                                             50,816
  Accrued salaries                                                                            269,125
  Other accrued expenses                                                                       45,928
  Dividends payable                                                                            16,006
                                                                                    ------------------
     Total current liabilities                                                                528,875
                                                                                    ------------------

Total liabilities                                                                             528,875
                                                                                    ------------------

Stockholders' Equity
   Preferred stock - Series A par value $.001; 500,000 shares authorized;
     213,417 shares issued and outstanding; dividend rate of $0.025 per share per quarter commencing March 2004;
     liquidation preference of $1 per outstanding share cash payment                              213
   Common stock - par value $.001; 50,000,000 shares authorized;
     16,255,650 shares issued and outstanding                                                  16,252
   Additional paid-in capital                                                               8,629,596
   Deferred compensation                                                                     (722,016)
   Deficit accumulated during the development stage                                        (6,701,021)
                                                                                    ------------------
Total stockholders' equity                                                                  1,223,024
                                                                                    ------------------

Total liabilities and stockholders' equity                                          $       1,751,899
                                                                                    ==================



See Notes to Consolidated Finanical Statements

                                      F-3

                                                 SiriCOMM, Inc.
                                        (A Development Stage Enterprise)
                                      Consolidated Statements of Operations


                                                         Years Ended September 30,    From Inception (April  From Inception (April
                                                       ------------------------------     24, 2000) to           24, 2000) to
                                                           2004            2003        September 30, 2004     September 30, 2003
                                                       -------------   --------------  ---------------------------------------
Revenues                                               $          -     $          -        $          -         $          -
Operating Expenses
 General and administrative                                 407,597          252,758           1,024,044              616,447
 Salaries and consulting fees                             2,079,477        1,249,990           4,320,907            2,241,430
 Stock-based compensaton                                     50,000                -              50,000                    -
 Write-off of note receivable                                     -                -              50,000               50,000
 Research and development                                    26,450           77,567             362,669              336,219
 Depreciation and amortization                               21,803           19,293              64,262               42,459
                                                       ------------     ------------        ------------         ------------
            Total operating expenses                      2,585,327        1,599,608           5,871,882            3,286,555
                                                       ------------     ------------        ------------         ------------

Operating Loss                                           (2,585,327)      (1,599,608)         (5,871,882)          (3,286,555)
                                                       ------------     ------------        ------------         ------------

Other Income (Expense)
  Interest income                                             4,215                -               4,215                    -
  Other income                                               37,223                -              37,223                    -
  Interest expense                                          (26,578)         (50,948)           (121,178)             (94,600)
  Loan costs                                               (207,940)        (475,453)           (733,393)            (525,453)
                                                       ------------     ------------        ------------         ------------

Net Loss                                               $ (2,778,407)    $ (2,126,009)       $ (6,685,015)        $ (3,906,608)
                                                       ============     ============        ============         ============

Net Loss Per Share, Basic and Diluted                  $      (0.19)    $      (0.21)       $      (1.20)        $      (1.34)
                                                       ============     ============        ============         ============

Weighted average shares,
  basic and diluted                                      14,684,210       10,014,621           5,578,687            2,921,094
                                                       ============     ============        ============         ============


See Notes to Consolidated Finanical Statements

                                      F-4

                                                                 SiriCOMM, Inc.
                                                        (A Development Stage Enterprise)
                                                 Consolidated Statements of Stockholders' Equity


                                    Preferred Stock     Common Stock    Additional
                                    --------------- -------------------   Paid-in    Deferred   Accumulated   Treasury
                                     Shares Amount    Shares     Amount   Capital  Compensation   Deficit      Stock        Total
                                     ------- -----  ----------  ------- ---------- ------------ -----------  ----------  ----------
April 24, 2000

 Issuance of founder shares at
   inception                               - $   -       3,333  $ 3,333  $        -  $       -  $         -  $        -  $    3,333
 Conversion of debt to equity              -     -       6,372    6,372     379,844          -            -           -     386,216
 Net loss for the period                   -     -           -        -           -          -     (398,391)          -    (398,391)
                                     ------- -----  ----------  -------  ----------  ---------  -----------  ----------  ----------

Balance, September 30, 2000                -     -       9,705    9,705     379,844          -     (398,391)          -      (8,842)

 Issuance of common stock                  -     -         295      295     288,709          -            -           -     289,004
 Net loss                                  -     -           -        -           -          -     (470,597)          -    (470,597)
                                     ------- -----  ----------  -------  ----------  ---------  -----------  ----------  ----------

Balance, September 30, 2001                -     -      10,000   10,000     668,553          -     (868,988)          -    (190,435)

 Treasury stock purchased                                                                                      (253,524)   (253,524)
 Issuance of 1,472 treasury shares                                         (184,641)                            220,311      35,670
 Net loss                                  -     -           -        -           -          -     (911,611)          -    (911,611)
                                     ------- -----  ----------  -------  ----------  ---------  -----------  ----------  ----------

Balance, September 30, 2002                -     -      10,000   10,000     483,912          -   (1,780,599)    (33,213) (1,319,900)

 Reverse merger and reorganization                   9,712,867     (277)   (247,892)                             33,213    (214,956)
 Conversion of debt to equity                        2,029,000    2,029   1,104,971                                       1,107,000
 Stock issued for loan costs                           137,782      138     272,574                                         272,712
 Stock issued for services                           1,001,944    1,002   1,144,157                                       1,145,159
 Stock warrants issued for services                                         185,000                                         185,000
 Stockholder contributions                                                  829,838                            (458,838)    371,000
 Proceeds from stock issuance                           75,000       75      74,925                                          75,000
 Net loss                                                                                        (2,126,009)             (2,126,009)
                                     ------- -----  ----------  -------  ----------  ---------  -----------  ----------  ----------

Balance, September 30, 2003                -     -  12,966,593   12,967   3,847,485          -   (3,906,608)   (458,838)   (504,994)

 Conversion of debt to preferred
   shares                            213,417   213                          213,204                                         213,417
 Conversion of debt to equity                          429,571      429     443,552                                         443,981
 Stock issued for loan costs                             9,593       10      13,670                                          13,680
 Stock issued for services                             570,000      570   1,306,610   (722,016)                             585,164
 Stock warrants exercised                              176,000      176      87,824                                          88,000
 Stock options issued for services                                          137,000                                         137,000
 Stock options exercised                                46,000       42      45,458                                          45,500
 Proceeds from stock issuance
    completed March 10, 2004; net of
    consideration of $95,000                         1,925,000    1,925   1,828,075                                       1,830,000
 Proceeds from stock issuance
    completed May 4, 2004                              328,143      328   1,115,361                                       1,115,689
 Issuance of options to employees, net                                       50,000                                          50,000
 Accrued dividends                                                                                  (16,006)                (16,006)
 Treasury stock retired                               (195,250)    (195)   (458,643)                            458,838           -
 Net loss                                                                                        (2,778,407)             (2,778,407)
                                     ------- -----  ----------  -------  ----------  ---------  -----------  ----------  ----------
Balance, September 30, 2004          213,417 $ 213  16,255,650  $16,252  $8,629,596  $(722,016) $(6,701,021) $        -  $1,223,024
                                     ======= =====  ==========  =======  ==========  =========  ===========  ==========  ==========


See Notes to Consolidated Finanical Statements

                                      F-5

                                                  SiriCOMM, Inc.
                                         (A Development Stage Enterprise)
                                      Consolidated Statements of Cash Flows


                                                      Years Ended September 30,        From Inception (April  From Inception (April
                                                   -----------------------------------     24, 2000) to           24, 2000) to
                                                        2004                2003        September 30, 2004     September 30, 2003
                                                    ------------         ------------  ---------------------  ---------------------
Operating Activities
  Net loss                                          $ (2,778,407)        $ (2,126,009)     $ (6,685,015)        $ (3,906,608)
     Items not requiring (providing) cash
          Depreciation and software amortization          21,803               19,293            64,262               42,459
          Amortizaton of loan costs                      181,940              475,453           707,393              525,453
          Stock-based compensation for services          822,245              612,421         1,443,666              621,421
          Stock-based compensation to employees           50,000                    -            50,000                    -
          Settlement expense funded from debt
            assumption                                         -              100,672           128,672              128,672
          Accrued interest forgiven                      (37,205)                   -           (37,205)                   -
          Write-off of note receivable                         -                    -            50,000               50,000
          Other non-cash charges                               -               14,954            14,954               14,954
          Changes in
             Other current assets                        538,045               15,000           538,045                    -
             Accounts payable                             (3,865)              88,745            50,816              101,181
             Accrued and other liabilities                15,364              158,606           362,643              300,779
                                                    ------------         ------------      ------------         ------------
Net cash used in operating activities                 (1,190,080)            (640,865)       (3,311,769)          (2,121,689)
                                                    ------------         ------------      ------------         ------------

Investing Activities
  Cash acquired in business combination                        -                1,479             1,479                1,479
  Purchase of property and equipment                    (682,760)                   -          (782,719)             (99,959)
  Proceeds from sale of property and equipment                 -                    -             1,406                1,406
                                                    ------------         ------------      ------------         ------------

Net cash provided by (used in) investing activities     (682,760)               1,479          (779,834)             (97,074)
                                                    ------------         ------------      ------------         ------------

Financing Activities
  Net borrowings under line of credit                    122,000                    -           122,000                    -
  Issuance of note receivable                                  -                    -           (50,000)             (50,000)
  Advances from (repayments to) officers, net                  -                    -           386,216              386,216
  Proceeds from sale of common stock                   2,945,689               75,000         3,313,026              367,337
  Proceeds from exercise of stock options                133,500                    -           133,500                    -
  Proceeds from long-term debt                                 -              680,000         1,731,035            1,731,035
  Payment of loan costs                                        -                    -           (50,000)             (50,000)
  Payment of notes payable and long-term debt           (365,033)            (103,618)         (474,558)            (109,525)
                                                    ------------         ------------      ------------         ------------

Net cash provided by financing activities              2,836,156              651,382         5,111,219            2,275,063
                                                    ------------         ------------      ------------         ------------
Increase in Cash                                         963,316               11,996         1,019,616               56,300

Cash and Cash Equivalents, Beginning of Year              56,300               44,304                 -                    -
                                                    ------------         ------------      ------------         ------------
Cash and Cash Equivalents, End of Year              $  1,019,616         $     56,300      $  1,019,616         $     56,300
                                                    ============         ============      ============         ============



See Notes to Consolidated Finanical Statements


Supplemental Cash Flows Information
Interest paid                                       $     26,578         $     51,241      $     43,053         $     16,475
                                                    ============         ============      ============         ============

Issuance of 74,610 shares of common stock
  for services                                      $     85,122         $          -      $     85,122         $          -
                                                    ============         ============      ============         ============

Conversion of debt or payables to equity            $    595,529         $  1,107,000      $  2,088,745         $  1,493,216
                                                    ============         ============      ============         ============

Issuance of 9,842 shares of common stock
  for loan costs                                    $     13,680         $          -      $     13,680         $          -
                                                    ============         ============      ============         ============

Acquisition of treasury stock for note payable      $          -         $          -      $    253,524         $    253,524
                                                    ============         ============      ============         ============

Issuance of treasury stock for prepaid services     $          -         $          -      $     35,670         $     35,670
                                                    ============         ============      ============         ============

Debt assumed pursuant to reverse acquisition        $          -         $    100,000      $    100,000         $    100,000
                                                    ============         ============      ============         ============

Stock offering costs funded through issuance
  of stock                                          $          -         $     26,670      $     26,670         $     26,670
                                                    ============         ============      ============         ============

Stockholder contribution of stock options on
  behalf of the Company                             $          -         $    371,000      $    371,000         $    371,000
                                                    ============         ============      ============         ============

Deferred compensation                               $    721,667         $          -      $    721,667         $          -
                                                    ============         ============      ============         ============

Accrued dividends for 213,417 shares of
  series A preferred stock                          $     16,006         $          -      $     16,006         $          -
                                                    ============         ============      ============         ============

Retirement of 195,250 shares of common
  stock to the treasury                             $    459,187         $          -      $    459,187         $          -
                                                    ============         ============      ============         ============

Stockholder contribution of 195,250 shares of
  common stock to the treasury                      $          -         $    829,838      $    829,838         $    829,838
                                                    ============         ============      ============         ============


See Notes to Consolidated Finanical Statements

                                      F-7

                                 SiriCOMM, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003


Note 1:  Nature of Operations and Summary of Significant Accounting Policies


    Nature of Operations

         SiriCOMM, Inc.- Missouri, incorporated in the State of Missouri on April 24, 2000, has developed broadband wireless application service technologies intended for use in the transportation industries.

         As part of the transaction treated as a reverse merger on November 21, 2002, SiriCOMM, Inc (f/k/a Fountain Pharmaceuticals, Inc.), a Delaware corporation (the "Company" or "SiriCOMM") completed the acquisition of all the issued and outstanding shares of SiriCOMM, Inc. - Missouri ("SiriCOMM Missouri"). An aggregate 9,622,562 shares of common stock were issued to SiriCOMM Missouri shareholders. Furthermore, the Company issued 1,922,000 shares to retire $1,000,000 of convertible notes issued by SiriCOMM Missouri.

         The Company's development activities include integrating multiple technologies including satellite communications, the Internet, wireless networking, and productivity enhancing software into commercially viable products and services. The Company has commenced its initial product offering of Internet Services Subscriptions, but has not generated any meaningful revenue as of the filing of these financial statements.


    Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, SiriCOMM Missouri. All significant intercompany accounts and transactions have been eliminated in consolidation.


    Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


    Cash and Cash Equivalents

         The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2004, cash equivalents consisted primarily of money market accounts with banking institutions. Approximately $900,000 was held in one institution in excess of guaranteed amounts.

                                 SiriCOMM, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003


    Property and Equipment

         Property and equipment are depreciated over the estimated useful life of each asset. Annual depreciation is primarily computed using straight-line methods.


    Income Taxes

         Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiary.

     Research and Development

         The Company incurs costs associated with computer software to be marketed in the future. Costs incurred in connection with establishing technological feasibility have been expensed as research and development costs.

   Advertising

         The Company had advertising expenses of $6,799 and $0 in 2004 and 2003, respectively, and are included in general and administrative expenses in the financial statements.


    Net Loss Per Share

         Net loss per share represents the net loss available to common stockholders after giving effect to preferred share dividends divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution which could occur if convertible preferred stock was converted into common stock. Diluted net loss per share is considered to be the same as basic net loss per share since the effect of the issuance of common stock associated with the convertible stock is anti-dilutive.


    Stock Option Plan

         At September 30,2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net income whereby certain options granted under the plan had an exercise price less than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                 SiriCOMM, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003

                                                                                    Year Ended September 30
                                                                                   2004                2003
                                                                            ----------------------------------------
           Net income, (loss) as reported                                     $  (2,778,407)     $  (2,126,009)
           Add back intrinsic values of options issued to employees                  50,000                 --
           Less:  Total stock-based employee compensation cost
             determined under the fair value based method, net of
             income taxes                                                          (280,469)                --
                                                                              -------------      -------------

           Pro forma net income                                               $  (3,008,876)     $  (2,126,009)
                                                                              =============      =============
           Earnings (loss) per share:
               Basic and diluted - as reported                                $        0.19      $        0.21
                                                                              =============      =============
               Basic and diluted - pro forma                                  $        0.21      $        0.21
                                                                              =============      =============

    Recent Accounting Pronouncements

         In December 2003, the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46R"). FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). Fin 46R replaces FIN46 that was issued in January 2003. All public companies were required to fully implement FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46R had no impact on SiriCOMM's financial condition or results of operations.

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company will be required to adopt Statement 123(R) at the beginning of its quarter ending March 31, 2006. The Company has not determined what financial statement impact Statement 123(R) will have on the Company.

                                 SiriCOMM, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003


    Reclassifications

         Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net earnings.



Note 2: Liquidity Matters

         The Company is in development and has not generated any revenue through September 30, 2004. It has financed its activities thus far primarily from the placement of private equity and from short-term loans.

         The Company recently completed the first 255 of the 400 sites which were part of its initial network plan. In December 2004, the Company commenced selling its In TouchTM Internet Service Provider design, although to date no meaningful revenues have been realized.

         Management has established several alliance partners to market its products and services, and is in negotiations with certain significant potential customers for its services. There can be no assurances offered that these relationships and negotiations will result in realization of significant revenues. If revenues are not realized as planned, additional financing through equity issuances and draws on the Company's line of credit may be required for working capital needs and to complete the long-term financial objectives of the Company.


Note 3: Line of Credit

         During 2004, the Company entered into a line of credit with Southwest Missouri Bank for the purchase of network infrastructure equipment up to a maximum of $1,000,000. This note is 80% guaranteed by the U.S. Department of Agriculture and is secured by the network equipment. This note is further personally guaranteed by the Company's majority shareholder. The note is a demand note, but if no demand is made then monthly payments of accrued interest at an initial rate of 5.5% on the guaranteed portion and 7.0% on the unguaranteed portion plus monthly principal payments of $2,358. The note is amortized over 59 months beginning September 25, 2004 with a final payment on August 25, 2009.


Note 4: Long-term Debt


         Unsecured note payable to an individual due March 3, 2004
         accruing interest at 4%. The note is classified as current in
         the financial statements.                                      $ 25,000
                                                                        ========

                                 SiriCOMM, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003


Note 5: Stockholders' Equity


    Preferred Stock

         The Company authorized 500,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), par value of $.001 per share, during fiscal 2004. The shares may be converted to fully-paid and non-assessable shares of Common Stock at the option of the holder at $2.00 per share. The Series A Preferred Stock are redeemable at the option of the holder three years subsequent to the date of issuance at a redemption price equal to 110% of the stated value, plus an amount per share equal to all accrued and unpaid dividends. No dividends were declared during the year ending September 30, 2004, but dividends were accrued in accordance with the cumulative dividends rate of $.10 per share per annum.

         In December 2003, the Company issued an aggregate of 213,417 shares of its Series A Preferred Stock to pursuant to the conversion of an aggregate of $200,000 of debt due by the Company.


    Common Stock

         On March 10, 2004, the Company closed the sale of 2,000,000 units ("Units") at $1.00 per Unit to investors. Each Unit consists of one share of the Company's common stock and one three-year warrant exercisable at $2.00 per share. Among the investors in this offering was Mr. Terry W. Thompson, a director of the Company who purchased 100,000 Units. The net proceeds resulting from the sale were $1,830,000.

         On May 4, 2004, the Company closed the sale of 328,143 units ("Units") at $3.40 per Unit to investors. Each Unit consists of one share of the Company's common stock and one quarter (1/4) of a three-year warrant exercisable at $4.75 per share. The net proceeds resulting from the sale were $1,115,689.

         The Company issued an aggregate of 388,961 shares to individuals to convert $388,961 of debt to equity. Among the investors converting their debt was Mr. Terry W. Thompson, a director of the Company who converted $50,600 of debt into 50,600 Units. Additionally, the Company issued an aggregate of 40,610 shares to partners of the Company's securities counsel, Sommer & Schneider LLP. The shares were issued in lieu of $44,000 of outstanding legal fees due the firm.

         The Company issued 570,000 shares pursuant to three consulting arrangements entered into during 2004. The Company also issued 176,000 shares pursuant to exercise of warrants which had an exercise price of $.50 per unit during fiscal 2004.

    Deferred Compensation

         During 2004, the Company entered into a consulting agreement for the issuance of 436,000 shares whereby 87,200 shares can be realized annually upon meeting certain performance measurements over a 5-year period. As of September 30, 2004, 348,800 shares were issued but

                                 SiriCOMM, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003


         potentially forfeitable if performance measures are not met by the consultant. The Company has recorded a deferred compensation of $722,016 against equity as of September 30, 2004 to account for the potentially forfeitable shares.


    Non-Employee Warrants and Options

         The Company issued warrants and options during the year for various purposes, including completion of consulting arrangements and private placements with regard to common stock. The Company issued 3,545,270 warrants or options during 2004 of which 218,500 were exercised at a weighted-average exercise price of $.60. At September 30, 2004, the Company had 3,326,770 warrants or options outstanding with exercise prices ranging from $.50 to $4.75. The weighted-average exercise price of the outstanding warrants was $1.89 at September 30, 2004.


Note 6: Operating Lease

         The Company currently occupies 1,200 square feet within an office building and operates on month-to-month lease term. Rent expense for the building and other non-reoccurring items was $29,700 and $25,500 for 2004 and 2003, respectively.


         Income Taxes

         The provision for income taxes includes these components:

                                                                                   2004                2003
                                                                            ----------------------------------------
           Taxes currently payable                                            $             --   $             --
           Deferred income taxes                                                            --                 --
                                                                              ----------------   ----------------
                  Income tax expense (benefit)                                $              0   $              0
                                                                              ================   ================


         A reconciliation of income tax expense at the statutory rate to the
         Company's actual income tax expense is shown below:
                                                                                   2004                2003
                                                                            ----------------------------------------
           Computed at the statutory rate (34%)                               $      (944,658)   $       (720,000)
           Increase (decrease) resulting from
               Nondeductible expenses                                                   2,081             405,000
               State income taxes                                                     (68,396)            (75,000)
               Changes in the deferred tax asset valuation allowance                1,010,973             390,000
                                                                              ----------------   ----------------
                  Actual tax expense (benefit)                                $             0    $              0
                                                                              ===============    ================

                                 SiriCOMM, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003


         The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

             Deferred tax assets
               Stock-based compensation and loan costs                        $        732,221
               Accrued shareholder salaries                                             87,500
               Start-up costs                                                           37,833
               Net operating loss carryforwards                                        808,919
               Other                                                                    17,500
                                                                              ----------------

                  Net deferred tax asset before valuation allowance                  1,683,973
                                                                              ----------------

             Valuation allowance
               Beginning balance                                                       673,000
               Increase during the period                                            1,010,973
                                                                              ----------------

               Ending balance                                                        1,683,973
                                                                              ----------------

                  Net deferred tax asset                                      $              0
                                                                              ================

         The Company also has unused operating loss carryforwards of approximately $2,310,000 which expire through 2024.



Note 8: Employee Stock Plans


    Stock Option Plan

         The Company has adopted a stock option plan under which the Company may grant options that vest immediately to its employees for up to 3,000,000 shares of common stock. Pursuant to the stock option plan, the Company may issue to eligible persons, stock options, stock appreciation rights, restricted stock performance awards and bonus stock until May 15, 2012. The exercise price of each qualified incentive option is equal to the fair value of the Company's stock on the date of grant. The Company may issue non-qualified options at any price the Board of Directors deems fair. An option's maximum term is 10
         (ten) years.

                                 SiriCOMM, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003


         A summary of the status of the plan at September 30, 2004 and changes during the year then ended is presented below:

                                                      2004                                 2003
                                                          Weighted-Average                       Weighted-Average
                                            Shares         Exercise Price         Shares          Exercise Price
                                     -------------------------------------------------------------------------------
           Outstanding,
              beginning of year                      --           $      --                  --          $      --
               Granted                          310,000           $    1.88                  --          $      --
               Exercised                          3,500           $    1.00                  --          $      --
                                              ---------                               ---------

           Outstanding, end of
             year                               306,500           $    1.89                   0          $      --
                                              =========                               =========

           Options exercisable,
             end of year                        250,500           $    1.40                   0          $      --
                                              =========                               =========


         The fair value of options granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:
                                                                                   2004                2003
                                                                            ----------------------------------------
           Dividend per share                                                   $      0              $   0
           Risk-free interest rate                                                 2-5%                  --
           Expected life of options                                              1-6 years               --

           Weighted-average fair value of options granted during the
              year                                                              $   1.40              $  --


         The following table summarizes information about stock options under the plan outstanding at September 30, 2004.

                                                 Options Outstanding                    Options Exercisable
                                         Weighted-Average
   Range of Exercise       Number      Remaining Contractual   Weighted-Average      Number      Weighted-Average
        Prices          Outstanding            Life             Exercise Price    Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------------------
     $1.00 - 1.49         216,500             9 years                $1.05          216,500           $1.05
     $3.40 - 3.40          25,000             5 years                $3.40           20,000           $3.40
     $4.05 - 4.50          65,000             8 years                $4.12           14,000           $4.05

                                 SiriCOMM, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003


Note 9: Related Party Transactions

         The Company repaid the majority shareholder $9,787 in principal and interest during 2004 for a note payable issued previously.

         Mr. Iler, the Chief Financial Officer, was retained as a consultant to advise on strategic capital formation prior to his election as a Director and Chief Financial Officer. Mr. Iler was paid $37,500 in consulting fees and reimbursement of office expenses of $12,500 in 2004 and $46,000 in 2003, for his services.


Note 10: Disclosures About Fair Value of Financial Instruments

         The following methods were used to estimate the fair value of financial instruments.

         The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.


    Notes Payable and Long-term Debt

         Fair value is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

         The following table presents estimated fair values of the Company's financial instruments at September 30, 2004.

                                             Carrying Amount       Fair Value
                                            ------------------------------------
           Financial assets
               Cash and cash equivalents     $    1,019,616     $    1,019,616

           Financial liabilities
               Notes payable                 $      122,000     $      122,000
               Long-term debt                $       25,000     $       25,000

                                 SiriCOMM, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003



Note 11: Commitments

         The Company has three executive employee agreements with certain officers and directors. As a part of these agreements the Company is obligated to pay these individuals aggregate compensation of $425,000 annually through February 2005. At September 30, 2004, the Company had paid $646,000 for the installation of the initial network and was committed to paying approximately $226,000 for completion of the installation.


Note 12: Subsequent Events

         On December 17, 2004, certain officers and directors of the Company were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dilman, Mendez and Iler are officers and directors of the Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The action alleges fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The complaint seeks damages in excess of $9,679,903. The Company will pay all expenses relating to the defense of this matter. In management's opinion this case is without merit and the defendants intend on defending this matter vigorously.

         Effective as of December 31, 2004, the Company consummated a private placement of its Units pursuant to a Confidential Investment Proposal dated October 11, 2004 and amended on December 20, 2004. Each Unit consisted of 50,000 shares of the common stock and a Common Stock Warrant to purchase 37,500 shares of common stock. As part of the private placement, the Company sold an aggregate of 6.38 Units (319,000 shares and warrants to purchase 239,250 shares of common stock) for an aggregate purchase price of $638,000, or $100,000 per Unit. The warrants entitle the holders to purchase shares of the common stock for a period of five years from the date of issuance at an exercise price of $2.40 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, on terms specified in the warrants.

         In connection with the private placement, Sands Brothers International Limited, the placement agent in the private placement, received a cash commission fee of 9% of the gross proceeds to the Company of the securities sold at the closing, a payment of $30,000 representing the fees and expenses of its counsel in the private placement and warrants to purchase 10% of the shares sold in the private placement. The warrants are exercisable for a period of five years at an exercise price of $2.40 per share and contain the same anti-dilution rights as the common stock warrants.

                                 SiriCOMM, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003



         On January 5, 2005, the Company issued an aggregate of 85,000 shares of its common stock upon the exercise of a like number of warrants, exercisable at $2.00 per share. The warrants were originally issued in January 2004 pursuant to a private placement of the Company's Units consisting of common stock and warrants.

         As an inducement to the investors exercising their warrants, the Company issued an aggregate of 63,750 new warrants to the investors. The new warrants entitle the holders to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.40 per share. The warrants contain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.