Form 10QSB
period 2004-12-31
SIRICOMM INC
filed 2005-02-14
CIK 851199

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
December 31, 2004                                    Commission File No. 0-18399

                                 SIRICOMM, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

               Delaware                                       62-1386759
-------------------------------                ---------------------------------
   (State or jurisdiction of                   (IRS Employer Identification No.)
incorporation or organization)

2900 Davis Boulevard, Suite 130, Joplin, Missouri             64804
-------------------------------------------------           ----------
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

                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of February 11, 2005 was 16,686,450.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements


Condensed Consolidated Balance Sheet                                       3

Condensed Consolidated Statements of Operations for the three
months ended December 31, 2004 and December 31, 2003                       4

Condensed Consolidated Statements of Changes in Stockholders'
Equity for the periods ended December 31, 2004 and 2003                    5

Condensed Consolidated Statements of Cash Flows for the three
months ended December 31, 2004 and 2003                                  6-7

Notes to the Condensed Consolidated Financial Statements                8-13

                                         SIRICOMM, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                        DECEMBER 31, 2004
                                           (Unaudited)


                                             ASSETS
Current Assets
Cash and cash equivalents                                                           $      662,079
Prepaid expenses and other                                                                  23,177
                                                                                    --------------
Total current assets                                                                       685,256
                                                                                    --------------

Property and Equipment, At Cost
Equipment                                                                                  118,792
Network equipment in progress of installation                                              846,000
                                                                                    --------------
                                                                                           964,792

Less accumulated depreciation                                                               68,152
                                                                                    --------------
                                                                                           896,640

Software, net of amortization                                                               21,784
                                                                                    --------------

Other prepaid consulting services                                                           87,210
                                                                                    --------------

Total assets                                                                        $    1,690,890
                                                                                    ==============



                             Liabilities and Stockholders' Equity

Current Liabilities
Note payable to bank                                                                $      309,604
Current maturities of  long-term debt                                                       25,000
Accounts payable                                                                            64,264
Accrued salaries                                                                           269,125
Other accrued expenses                                                                     157,858
Deferred Revenue                                                                             3,022
Dividends payable                                                                           21,342
                                                                                    --------------
Total current liabilities                                                                  850,215
                                                                                    --------------
Total liabilities                                                                          850,215
                                                                                    --------------

Stockholders' Equity

Preferred stock - Series A par value $.001; 500,000 shares authorized;
  213,417 shares issued and outstanding; dividend rate of $0.025 per share per quarter commencing March 2004; liquidation preference of $1 per outstanding
  share cash payment                                                                           213
Common stock - par value $.001; 50,000,000 shares authorized; 16,282,450
  shares issued and outstanding                                                             16,279
Additional paid-in capital                                                               8,748,169
Deferred compensation                                                                     (722,016)
Retained deficit                                                                        (7,201,970)
                                                                                    --------------
Total stockholders' equity                                                                 840,675
                                                                                    --------------
Total liabilities and stockholders' equity                                          $    1,690,890
                                                                                    ==============


See Notes to Condensed Consolidated Finanical Statements

                                                       3

                                         SIRICOMM, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Three Months Ended
                                                                   ------------------------------------
                                                                    December 31,           December 31,
                                                                        2004                   2003
                                                                   -------------          -------------
                                                                    (Unaudited)            (Unaudited)
Revenues                                                           $       6,273          $           -
                                                                   -------------          -------------

Operating Expenses:
General and administrative                                               150,193                347,443
Salaries                                                                 235,337                129,180
Satellite access fees                                                     93,870                      -
Stock-based compensation                                                       -                 50,000
Research and development                                                  12,600                 14,700
Depreciation and amortization                                              7,288                  4,823
                                                                   -------------          -------------
Total operating expenses                                                 499,288                546,146
                                                                   -------------          -------------

Operating loss                                                          (493,015)              (546,146)
                                                                   -------------          -------------

Other Income (Expense)
Interest income                                                            1,861                      -
Interest expense                                                          (4,460)               (14,777)
Loan costs                                                                     -               (116,130)
                                                                   -------------          -------------
                                                                          (2,599)              (130,907)
                                                                   -------------          -------------
Net loss                                                           $    (495,614)         $    (677,053)
                                                                   =============          =============

Net loss per share, basic and diluted                              $       (0.03)         $       (0.05)
                                                                   =============          =============

Weighted average shares,
basic and diluted                                                     16,270,568             12,949,245
                                                                   =============          =============


See Notes to Condensed Consolidated Financial Statements

                                                       4

                                                         SIRICOMM, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)



                                      Preferred Stock    Common Stock     Additional   Deferred
                                      --------------- ------------------   Paid-in      Compen-   Retained    Treasury
                                      Shares   Amount  Shares     Amount   Capital      sation     Deficit      Stock      Total
                                     -------   ------ ---------  -------  ----------  ---------  -----------  ---------  ----------
For the three months ended
 December 31, 2003:

Balance, September 30, 2003                -   $   - 12,966,593  $12,967  $3,847,485  $       -  $(3,906,608) $(458,838) $ (504,994)
Conversion of debt to equity, net    213,417     213    225,033      225     406,921          -            -          -     407,359
Stock issued for loan costs                -       -      9,842       10      13,671          -            -          -      13,681
Stock issued for services                  -       -     34,000       34      38,590          -            -          -      38,624
Stock warrants exercised                   -       -    176,000      176      87,824          -            -          -      88,000
Proceeds from stock issuance               -       -  1,440,000    1,440   1,362,809          -            -          -   1,364,249
Issuance of options to employees, net      -       -          -        -      50,000          -            -          -      50,000
Net loss                                   -       -          -        -           -          -     (677,053)         -    (677,053)
                                     -------   ----- ----------  -------  ----------  ---------  -----------  ---------  ----------
Balance, December 31, 2003           213,417   $ 213 14,851,468  $14,852  $5,807,300  $       -  $(4,583,661) $(458,838) $  779,866
                                     =======   ===== ==========  =======  ==========  =========  ===========  =========  ==========

For the three months ended
 December 31, 2004:

Balance, September 30, 2004          213,417   $ 213 16,255,650  $16,252  $8,629,596  $(722,016) $(6,701,021) $       -  $1,223,024

Stock options exercised                    -       -     26,800       27      26,773          -            -          -      26,800
Stock options issued for services          -       -          -        -      91,800          -            -          -      91,800
Accrued dividends                          -       -          -        -           -          -       (5,335)         -      (5,335)
Net loss                                   -       -          -        -           -          -     (495,614)         -    (495,614)
                                     -------   ----- ----------  -------  ----------  ---------  -----------  ---------  ----------
Balance, December 31, 2004           213,417   $ 213 16,282,450  $16,279  $8,748,169  $(722,016) $(7,201,970) $       -  $  840,675
                                     =======   ===== ==========  =======  ==========  =========  ===========  =========  ==========


See Notes to Condensed Consolidated Financial Statements

                                                               5

                                                         SIRICOMM, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Three Months Ended
                                                                             ------------------------------------------
                                                                             December 31,                 December 31,
                                                                                 2004                         2003
                                                                             ------------                --------------
                                                                              (Unaudited)                  (Unaudited)
Operating Activities
Net loss                                                                   $     (495,614)               $     (677,053)
Items not requiring cash
Depreciation                                                                        7,288                         4,823
Loan costs                                                                              -                       116,130
Stock-based compensation                                                                -                        50,000
Other non-cash charges                                                                  -                         1,363
Changes in assets and liabilities:
Current assets                                                                     (2,024)                      268,828
Current liabilities                                                               128,401                       112,840
                                                                             ------------                --------------
Net cash flows used in operating activities                                      (361,949)                     (123,069)
                                                                             ------------                --------------
Investing Activities
Purchase of equipment                                                            (209,992)                            -
                                                                             ------------                --------------

Net cash flows used in investing activities                                      (209,992)                            -
                                                                             ------------                --------------


Financing Activities
Borrowings under line of credit, net                                              200,000                             -
Payment of notes payable                                                          (12,396)                       (3,700)
Proceeds from sale of common stock                                                 26,800                     1,528,000
                                                                             ------------                --------------

Net cash flows provided by financing activities                                   214,404                     1,524,300
                                                                             ------------                --------------

Increase (Decrease) in Cash                                                      (357,537)                    1,401,231
Cash and Cash Equivalents, beginning of period                                  1,019,616                        56,300
                                                                             ------------                --------------

Cash and Cash Equivalents, end of period                                     $    662,079                $    1,457,531
                                                                             ============                ==============


See Notes to Condensed Consolidated Finanical Statements

                                                         SIRICOMM, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                         Three Months Ended
                                                                             ------------------------------------------
                                                                             December 31,                 December 31,
                                                                                 2004                         2003
                                                                             ------------                --------------
                                                                              (Unaudited)                  (Unaudited)
Supplemental Cash Flows Information

Interest paid                                                                $      4,208                $        5,815

Stock options issued in exchange for prepaid
  consulting services                                                        $     91,800                $            -

Accrued dividends for Series A preferred stock                               $      5,335                $            -

Issuance of 34,000 shares of common stock
 for services                                                                $          -                $       38,624

Conversion of debt to equity                                                 $          -                $      407,359

Issuance of 9,842 shares of common stock for
 loan costs                                                                  $          -                $       13,681

Stock offering costs funded through issuance
 of stock                                                                    $          -                $       31,091

See Notes to Condensed Consolidated Financial Statements

                                        7

                          SIRICOMM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                  (UNAUDITED)

1.       Nature of operations and summary of significant accounting policies:

         Nature of Operations:

         SiriCOMM, Inc., a Delaware corporation (the "Company"), through its wholly owned subsidiary of the same name, which was incorporated in the State of Missouri on April 24, 2000, has developed broadband wireless application service technologies intended for use in the transportation industries. The Company opened its network in December for commercial operation and has commenced selling its InTouch(TM) Internet Service to individual subscribers.

         The Company was considered to be in the development stage during its most recent reporting period ending September 30, 2004. Since September 30, 2004, the Company has commenced revenue producing operations and continues to market its service technologies, including satellite communications, wireless networking, and productivity enhancing software.

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

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission.

                          SIRICOMM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                  (UNAUDITED)


1. Nature of operations and summary of significant accounting policies (continued):

         The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

         Stock-based Compensation:

         The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 whereby compensation is recognized to the extent the market price of the underlying stock at the grant date exceeds the exercise price of the option granted. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the trinomial options-pricing model to determine the fair value of stock-based compensation and capital contributions. Previously, the Company had used the Black-Scholes model, but it has determined that the trinomial model is better suited to evaluate the variability of uncertain holding horizons.

         Had compensation cost for the Company's stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company's net loss and net loss per common share would have been the pro forma amounts indicated below.

                                                           Three Months Ended
                                                              December 31,
                                                           2004          2003
                                                       ----------    ----------
                                                       (Unaudited)   (Unaudited)

         Net loss, as reported                         $ (495,614)   $ (677,053)
         Add back intrinsic values of stock
           issued to employees                                 --        50,000
         Less: stock-based employee compensation
           under the fair value based method              (14,669)     (165,640)
                                                       ----------    ----------

         Pro forma net loss under fair value method    $ (510,283)   $ (792,693)
                                                       ==========    ==========

         Net loss per common share-basic and diluted:
           As reported                                 $     (.03)   $     (.05)
           Pro forma under fair value method           $     (.03)   $     (.06)

                          SIRICOMM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                  (UNAUDITED)


1. Nature of operations and summary of significant accounting policies (continued):

         Research and development costs:

         The Company incurs costs, associated with computer software to be marketed in the future. Costs incurred in connection with establishing technological feasibility have been expensed as research and development costs.

         Net loss per share:

         Net loss per share represents the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if convertible preferred stock was converted into common stock. Diluted net loss per share is considered to be the same as basic net loss per share since the effect of the issuance of common stock associated with the convertible stock is anti-dilutive.

         Reclassification

         Certain reclassifications have been made to the December 31, 2003 financial statements to conform to the December 31, 2004 financial statement presentation. These reclassifications had no effect on net losses.


2.       Line of Credit:

         During 2004, the Company entered into a line of credit with Southwest Missouri Bank for the purchase of network infrastructure equipment up to a maximum of $1,000,000. This note is 80% guaranteed by the US Department of Agriculture and is secured by the network equipment. This note is further personally guaranteed by the Company's majority shareholder. The note is a demand note, but if no demand is made then monthly payments of accrued interest at an initial rate of 5.5% on the guaranteed portion and 7.0% on the unguaranteed portion plus monthly principal payments of $2,358. The note is amortized over 59 months beginning September 25, 2004 with a final payment on August 25, 2009.

                          SIRICOMM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                  (UNAUDITED)


3.       Stockholders' Equity:

         Pursuant to a contract between Pilot Travel Centers and the Company which stated, in consideration for Pilot's permitting the Company to install its broadband wireless network in Pilot's 255 travel centers, the Company issued, upon completion of the installation and testing in October 2004, 255,000 Common Stock Purchase Warrants exercisable for five years, expiring on May 27, 2009 at an exercise price of $4.50 per share. The transaction resulted in the Company recording $91,800 as a prepaid consulting service and additional paid-in capital. The prepaid asset is being amortized over the contract period which expires May 27, 2009.

         On October 18, 2004 and December 15, 2004, the Company's Chief Financial Officer and a Director, exercised 700 and 800 stock options, respectively, at $1.00 per share. The options were granted pursuant to the Company's 2002 Equity Incentive Plan.

         On November 1, 2004, an employee of the Company exercised 7,500 stock options at $1.00 per share. The options were granted pursuant to the Company's 2002 Equity Incentive Plan.


4.       Commitments and Contingencies:

         Litigation:

         On December 17, 2004, certain officers and directors of the Company were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dillman, Mendez and Iler are officers and directors of the Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The action alleges fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The complaint seeks damages in excess of $9,679,903. Although the Company was not named as a defendant, it will pay all expenses relating to the defense of this matter. In management's opinion this case is without merit and the defendants intend on defending this matter vigorously.


5.       Subsequent Events:

         SiriCOMM, Inc. consummated the private placement of its units (the "Units") pursuant to a Confidential Investment Proposal dated October 11, 2004 and amended on December 20, 2004. Funds were disbursed from escrow to the

                          SIRICOMM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                  (UNAUDITED)


5.       Subsequent Events (continued):

         Company as of January 3, 2005 and shares and warrant certificates were issued at that time. Each Unit consisted of 50,000 shares (the "Shares") of the Company's common stock and a Common Stock Warrant to purchase 37,500 shares of Common Stock. In the private placement, the Company sold an aggregate of 6.38 Units (319,000 Shares and Warrants to purchase 239,250 shares of Common Stock) for an aggregate purchase price of $638,000, or $100,000 per Unit.

         The Warrants entitle the holders to purchase shares of the Common Stock (the "Warrant Shares") for a period of five years from the date of issuance at an exercise price of $2.40 per share. The Warrants contain certain anti-dilution rights and are redeemable by the Company, on terms specified in the Warrants.

         In connection with the private placement, Sands Brothers International Limited, the placement agent in the private placement, received subsequent to this quarter's filing, a cash commission fee of nine (9%) of the gross proceeds to the Company of the securities sold at the closing, a payment of $30,000 representing the fees and expenses of its counsel in the private placement and Warrants (the "Agent Warrants") to purchase ten percent (10%) of the Shares sold in the Private Placement (the "Agent Shares"). The Agent Warrants are exercisable for a period of five years at an exercise price of $2.40 per share and contain the same anti-dilution rights as the Warrants.

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

         As an inducement to the investors exercising their warrants, the Company issued an aggregate of 63,750 new warrants to the investors. The new warrants entitle the holders to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five years from the date

                          SIRICOMM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                  (UNAUDITED)


5.       Subsequent Events (continued):

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

         On February 7, 2005 the Company entered into a Network Installation Agreement (the "Agreement") with Sat-Net Communications, Inc. ("Sat-Net"). The term of the Agreement is for sixty (60) months commencing on February 7, 2005. The Agreement will be automatically extended on a year-to-year basis upon expiration of the initial term unless terminated in writing by either party.

         During the term of the Agreement, Sat-Net will provide and install VSAT terminals at up to 400 truck-stop locations at a predetermined turnkey price.

         Pursuant to the Agreement, the Company is issuing to Sat-Net 2,000,000 shares of its Common Stock and 1,000,000 Common Stock Purchase Warrants (the "Warrants") exercisable for a period of three years at a price of $2.00 per share. The Warrants are subject to vesting at the rate of 2,500 warrants per truck-stop location installed; provided, however, that the vesting with respect to the first 250 locations will be deemed to occur when the wireless infrastructure is "network operational," as defined in the Agreement.

         In addition, the 2,000,000 shares of Common Stock have "piggy-back" registration rights.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

         The Company was incorporated as a Delaware corporation under the name "Fountain Pharmaceuticals, Inc." (the "Company"), in April 1989. In approximately November 2002, the shareholders of SiriCOMM, Inc., a privately-held Missouri corporation, incorporated in 2000 ("SiriCOMM Missouri"), exchanged all of the issued and outstanding common stock of SiriCOMM Missouri for a controlling interest in the Company (the "Reverse Transaction"). As part of the Reverse Transaction, all of the then officers and directors of the Company resigned and were replaced by persons designated by SiriCOMM Missouri and the name of the Company was changed from Fountain Pharmaceuticals, Inc. to SiriCOMM, Inc. As a result of the Reverse Transaction, SiriCOMM Missouri became a wholly-owned subsidiary of the Company and the prior shareholders of SiriCOMM Missouri became the controlling shareholders, officers and directors of the Company. The Company and SiriCOMM Missouri are hereinafter collectively referred to as the "Company."

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

         The Company announced on October 8, 2004 that it had completed and opened the first phase installation of a nationwide broadband wireless network (the "Network") that will enable delivery of a wide range of service provider applications to those businesses and governmental entities directly and indirectly dependent on the nation's highway transportation system. While revenues have been produced from the completed first phase, there are no guarantees of meaningful revenues in the future.

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

         We believe the following critical accounting policy, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

         The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. Currently, the Company uses the trinomial options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The Black-Scholes pricing model was used during fiscal year 2004. The following estimates are used for grants in fiscal years 2005 and 2004: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience of 75%; expected lives of 2 years is estimated based on management's judgment of the time period by which these instruments will be exercised.

Information Relating To Forward-Looking Statements

         When used in this Report on Form 10-QSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "plans", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations; in the event it is unable to timely generate revenues (ii) the Company's ability to retain existing or obtain additional licensees who will act as distributors of its products; (iii) the Company's ability to obtain additional patent protection for its technology; and (iv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

The architecture transmits data at speeds of up to 48,000 kilobits per seconds ("kbps"), or 20 to 100 times faster than other wireless solutions such as GSM (9.6 kbps), CDMA2000-1XRTT (144 kbps), or Qualcomm's USAT (2 kbps). SiriCOMM will install network access nodes using Wireless Fidelity (Wi-Fi) access points at strategic locations nationwide. Each wireless local area network is interconnected using satellite communications and the company's proprietary server solution. The point-to-multipoint broadcast feature of the company's network provides considerable cost-to-bandwidth efficiencies. SiriCOMM's software applications leverage this optimized data network to deliver significant cost reduction and productivity improvement opportunities to subscribing companies. For a flat, low monthly fee subscribers will have access to a suite of productivity software, the Internet, e-mail, proprietary company intranet information, and similar business tools. Users will connect to the network using any 802.11-compatible device. For the most mobile subscribers, SiriCOMM recommends a Wi-Fi-enabled Palm OS handheld computer. SiriCOMM's productivity enhancing solutions are expected to become commercially available during the third quarter of the year 2005.

Results of Operations

         During the quarter ended December 31, 2004, the Company completed and activated 255 access points on its network and commenced selling its InTouchTM Internet Service. As a result the Company generated revenue of $6,273 compared to $0 in the same period last year.

         During the three months ended December 31, 2004, net losses totaled $495,614. For the three months ending December 31, 2004, SiriCOMM's general and administrative expenses totaled $150,193 or 30.1 % of total operating expenses, while for the three months ended December 31, 2003 general and administrative expenses totaled $347,343 or 63.6% of total operating expenses. The decrease was mostly attributable to decreased professional expenses and other costs associated with raising debt or equity financing. For the three months ending December 31, 2004, SiriCOMM incurred salaries of $235,337, or 47.1% of operating expenses, as compared to the three months ended December 31, 2003, $129,180, or 23.7% of total operating expenses. The increase was due to the addition of several individuals necessary to continue the growth goals of the Company. Network access fees of $93,870 had been incurred in the three month period ending December 31, 2004 as the Company commenced operations of its network. The previously mentioned changes resulted in the total operating expenses decreasing to $499,288 in 2005 from $546,146 in 2004.

         For the three months ending December 31, 2004, interest expense was $4,460 as compared to $14,777 for the three months ending December 31, 2003.

         Network equipment in progress of installation increased in the three month period ended December 31, 2004, to $846,000 from $646,000 for fiscal year ended September 30, 2004, as the Company made a further progress payment on the installation of the 255 WLAN sites.

         Other accrued expenses increased to $157,858 for the three month period ended December 31, 2004 compared to $45,928 as of September 30, 2004, as the Company incurred network access fees from opening its network for commercial usage.

Liquidity and Capital Resources

         In October, 2004, the Company borrowed $200,000 on its line of credit facility with Southwest Missouri Bank. The proceeds were paid to Sat-Net in conjunction with the installation and distribution of hotspots.

         Pursuant to a contract between Pilot Travel Centers and the Company which stated, in consideration for Pilot's permitting the Company to install its broadband wireless network in Pilot's 255 travel centers., the Company issued, upon completion of the installation and testing in October 2004, 255,000 Common Stock Purchase Warrants exercisable for five years, expiring on May 27, 2009 at an exercise price of $4.50 per share.

         As of December 31, 2004, SiriCOMM, Inc. consummated the private placement of its units (the "Units") pursuant to a Confidential Investment Proposal dated October 11, 2004 and amended on December 20, 2004. Funds were disbursed from escrow to the Company as of January 3, 2005 and shares and warrant certificates were issued at that time each Unit consisted of 50,000 shares (the "Shares") of the Company's common stock and a Common Stock Warrant to purchase 37,500 shares of Common Stock . In the Private Placement, the Company sold an aggregate of 6.38 Units (319,000 Shares and Warrants to purchase 239,250 shares of Common Stock) for an aggregate purchase price of $638,000, or $100,000 per Unit.

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

         The cash proceeds of the above sales of securities of the Company are to be used for general corporate purposes in developing the Company's planned services.

         The Company will continue its installation plans toward denser coverage of its nation wide network. Additional financing may be required to fund such installations, and there can be no assurances that the Company will be able to obtain such funds under acceptable terms.

         On January 24, 2005, the Company repaid the note payable of $25,000 plus accrued interest to an individual investor.

         In February 2005, the Company agreed to issue 2,000,000 shares of restricted common stock plus 1,000,000 three-year warrants exercisable at $2.00 to Sat-Net Communications, Inc. pursuant to the terms of the Network Installation Agreement dated February 7, 2005. The Company expects to issue these securities in the near future.

Contractual Obligations

Contractual obligations as of December 31, 2004 are as follows:

                                                            Payments Due by Period
----------------------------- ---------------------------------------------------------------------------------------
Contractual                                      Less than                                             After
Obligations                       Total           1 year          1-3 years       4-5 years           5 years
----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Line of credit and note
payable                          $334,604        $334,604          $     -      $     -           $        -
----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Operating leases                        -               -                -            -                    -
----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Total contractual cash
obligations                      $334,604        $334,604          $     -      $     -           $        -
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

COMMITMENTS

         We do not have any commitments that are required to be disclosed in tabular form as of December 31, 2004.

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

Item 2:  Changes in Securities and Use of Proceeds

         (a) None

         (b) None

         (c) On October 18, 2004 and December 15, 2004, Mr. J. Richard Iler, the Company's Chief Financial Officer and a Director, exercised 700 and 800 stock options, respectively, at $1.00 per share. The options were previously granted pursuant to the Company's 2002 Equity Incentive Plan. These shares are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508).

         As of November 1, 2004, Ms. Jackie Seneker, an employee of the Company, exercised 7,500 stock options at $1.00 per share. The options were previously granted pursuant to the Company's 2002 Equity Incentive Plan. These shares are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508).

         In October 2004, the Company issued 255,000 Common Stock Purchase Warrants to Pilot Travel Centers. These Warrants expire on May 27, 2009 and are exercisable at the rate of $4.50 per share.

         SiriCOMM, Inc. consummated the private placement of its units (the "Units") pursuant to a Confidential Investment Proposal dated October 11, 2004 and amended on December 20, 2004. Funds were disbursed from escrow to the Company as of January 3, 2005 and shares and warrant certificates were issued at that time. Each Unit consisted of 50,000 shares (the "Shares") of the Company's common stock and a Common Stock Warrant to purchase 37,500 shares of Common Stock. In the Private Placement, the Company sold an aggregate of 6.38 Units (319,000 Shares and Warrants to purchase 239,250 shares of Common Stock) for an aggregate purchase price of $638,000, or $100,000 per Unit.

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

         Pursuant to the Agreement (defined below), the Company agreed to issue to Sat-Net 2,000,000 shares of its Common Stock and 1,000,000 Common Stock Purchase Warrants (the "Warrants") exercisable for a period of three (3) years at a price of $2.00 per share. The Warrants are subject to vesting at the rate of 2,500 warrants per truck-stop location installed; provided, however, that the vesting with respect to the first 250 locations will be deemed to occur when the wireless infrastructure is "network operational," as defined in the Agreement. In addition, the 2,000,000 shares of Common Stock have "piggy-back" registration rights. The Company expects to issue these securities in the near future.

         The cash proceeds of the above sales of securities of the Company are to be used for general corporate purposes in developing the Company's planned services.

         (d) Not Applicable

Item 3.: Defaults upon Senior Securities

         None

Item 4.: Submission of Matters to a Vote of Security Holders

         None

Item 5.: Other Information

         On February 7, 2005 the Company entered into a Network Installation Agreement (the "Agreement") with Sat-Net Communications, Inc. ("Sat-Net"). The term of the Agreement is for sixty (60) months commencing on February 7, 2005. The Agreement will be automatically extended on a year-to-year basis upon expiration of initial term unless terminated in writing by either party.

         During the term of the Agreement, Sat-Net will provide and install VSAT terminals at up to 400 truck-stop locations at a predetermined turnkey price per site.

         As discussed above, the Company agreed to issue to Sat-Net as additional consideration 2,000,000 shares of its Common Stock and 1,000,000 warrants.

Item 6.: Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report:

                  10.1 Form of Subscription Agreement (Incorporated by referenced to Exhibit 10.1 of Form 8-K Report dated December 31, 2004)

                  10.2 Form of Common Stock Purchase Warrant (Incorporated by referenced to Exhibit 10.2 of Form 8-K Report dated December 31, 2004)

                  10.3 Form of Common Stock Purchase Warrant (Incorporated by referenced to Exhibit 10.1 of Form 8-K Report dated January 5, 2005)

                  10.4 Form of Registration Rights Agreement (Incorporated by referenced to Exhibit 10.2 of Form 8-K Report dated January 5, 2005)

                  10.5 Network Installation Agreement between the Company and Sat-Net Communications, Inc. dated February 7, 2005 (Incorporated by referenced to Exhibit 10.1 of Form 8-K dated February 7, 2005)

                  10.6 Form of Registration Rights Agreement (Incorporated by referenced to Exhibit 10.2 of Form 8-K dated February 7, 2005)

                  10.7 Form of Warrant (Incorporated by referenced to Exhibit 10.3 of Form 8-K dated February 7, 2005)

                  10.8 Network Access Services Agreement dated February 7, 2005 between the Company and Idling Solutions, L.L.C.

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


Dated: February 14, 2005                SIRICOMM, INC.



                                        By:   /s/ Henry P. Hoffman
                                           ------------------------------------
                                           Henry P. Hoffman, President and
                                           Chief Executive Officer



                                        By:   /s/ J. Richard Iler
                                           ------------------------------------
                                           J. Richard Iler, Executive Vice
                                           President and Chief Financial Officer