Form 10QSB
period 2005-03-31
SIRICOMM INC
filed 2005-05-12
CIK 851199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
March 31, 2005                                       Commission File No. 0-18399

                                 SIRICOMM, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


           Delaware                                         62-1386759
------------------------------                 ---------------------------------
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

2900 Davis Boulevard, Suite 130, Joplin, Missouri               64804
-------------------------------------------------              -------
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

                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 11, 2005 was 19,773,117

================================================================================

                         PART I - FINANCIAL INFORMATION



Item 1:  Financial Statements


Condensed Consolidated Balance Sheets                                      3

Condensed Consolidated Statements of Operations for the six
months ended March 31, 2005 and March 31, 2004                             4

Condensed Consolidated Statements of Changes in Stockholders'
Equity for the six months ended March 31, 2005 and 2004                    5

Condensed Consolidated Statements of Cash Flows for the six months
ended March 31, 2005 and March 31, 2004                                    6

Notes to the Condensed Consolidated Financial Statements                   7

                                                     SIRICOMM, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             March 31,       September 30,
                                                                                               2005               2004
                                                                                           ------------       ------------
                                                                                            (Unaudited)
                                         Assets
   Current Assets
   Cash                                                                                    $    776,782       $  1,019,616
   Prepaid expenses and other                                                                    10,253             16,563
                                                                                           ------------       ------------

   Total current assets                                                                         787,035          1,036,179
                                                                                           ------------       ------------

   Property and Equipment, At Cost
   Equipment                                                                                  2,269,248            111,818
   Network equipment in progress of installation                                                105,400            646,000
                                                                                           ------------       ------------

                                                                                              2,374,648            757,818
   Less accumulated depreciation                                                                181,197             62,032
                                                                                           ------------       ------------

                                                                                              2,193,451            695,786
                                                                                           ------------       ------------

   Software, net of amortization                                                                 59,556             19,934
                                                                                           ------------       ------------

   Other prepaid consulting services                                                          2,476,791                  -
                                                                                           ------------       ------------

   Total assets                                                                            $  5,516,833       $  1,751,899
                                                                                           ============       ============


                          Liabilities and Stockholders' Equity

   Current Liabilities
   Note payable to bank                                                                    $    444,743       $    122,000
   Current maturities of  long-term debt                                                              -             25,000
   Accounts payable                                                                             213,882             50,816
   Accrued salaries                                                                             269,125            269,125
   Other accrued expenses                                                                       198,764             45,928
   Deferred revenue                                                                              16,209
   Dividends payable                                                                             26,677             16,006
                                                                                           ------------       ------------

   Total current liabilities                                                                  1,169,400            528,875
                                                                                           ------------       ------------

   Total liabilities                                                                          1,169,400            528,875
                                                                                           ------------       ------------


   Stockholders' Equity
   Preferred stock - Series A par value $.001; 500,000 shares authorized;
     213,417 shares issued and outstanding; dividend rate of $0.025 per share per quarter commencing March 2004; liquidation preference of $1 per outstanding
     share cash payment                                                                             213                213
   Common stock - par value $.001; 50,000,000 shares authorized; 18,701,450 -
     March 31, 2005, 16,255,650-September 30, 2004, issued and outstanding                       18,698             16,252
   Additional paid-in capital                                                                13,285,395          8,629,596
   Deferred compensation                                                                       (932,016)          (722,016)
   Retained deficit                                                                          (8,024,857)        (6,701,021)
                                                                                           ------------       ------------

   Total stockholders' equity                                                                 4,347,433          1,223,024
                                                                                           ------------       ------------

   Total liabilities and stockholders' equity                                              $  5,516,833       $  1,751,899
                                                                                           ============       ============



                            See Notes to Condensed Consolidated Financial Statements

                                                         3

                                                         SIRICOMM, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   March 31, 2005                                   March 31, 2004
                                       --------------------------------------           ---------------------------------------
                                       3 months ended          6 months ended           3 months ended           6 months ended
                                       --------------          --------------           --------------           --------------
                                         (Unaudited)             (Unaudited)              (Unaudited)              (Unaudited)
Revenues                                 $     27,175           $     33,448            $          -              $          -

Operating Expenses:
General and administrative                    186,128                336,320                 361,576                   709,019
Salaries                                      333,813                569,150                  90,554                   219,734
Satellite access fees                         196,759                290,629                       -                         -
Stock-based compensation                            -                      -                       -                    50,000
Research and development                       12,180                 24,780                  14,770                    29,470
Depreciation and amortization                 114,778                122,066                   5,107                     9,930
                                         ------------           ------------            ------------              ------------

Total operating expenses                      843,657              1,342,944                 472,007                 1,018,153
                                         ------------           ------------            ------------              ------------

Operating loss                               (816,482)            (1,309,496)               (472,007)               (1,018,153)
                                         ------------           ------------            ------------              ------------

Other Income (Expense)
Interest income                                 3,737                  5,597                   1,572                     1,572
Other income                                        -                      -                      18                        18
Interest expense                               (4,805)                (9,265)                 (3,903)                  (18,680)
Loan costs                                          -                      -                 (69,133)                 (185,263)
                                         ------------           ------------            ------------              ------------

                                               (1,069)                (3,669)                (71,446)                 (202,353)
                                         ------------           ------------            ------------              ------------

Net loss                                 $   (817,551)          $ (1,313,165)           $   (543,453)             $ (1,220,506)
                                         ============           ============            ============              ============

Net loss per share, basic and diluted    $      (0.05)          $      (0.08)           $      (0.04)             $      (0.09)
                                         ============           ============            ============              ============

Weighted average shares,
basic and diluted                          17,606,094             16,930,993              13,555,555                13,250,744
                                         ============           ============            ============              ============



                                See Notes to Condensed Consolidated Financial Statements

                                                             4

                                                         SIRICOMM, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                           (Unaudited)



                                   Preferred Stock     Common Stock      Additional     Deferred
                                   ---------------  -------------------    Paid-in      Compen-  Accumulated   Treasury
                                    Shares  Amount   Shares     Amount     Capital      sation      Deficit      Stock      Total
                                   -------- ------  ----------  -------  -----------  ---------  ------------ --------- -----------
For the six months ended
March 31, 2004

Balance, September 30, 2003               -  $   0 12,966,593  $12,967  $ 3,847,485  $       0  $ (3,906,608) $(458,838)$  (504,994)

Conversion of debt to equity        213,417    213    426,592      426      642,759          -             -          -     643,398
Stock issued for loan costs               -      -      9,593       10       13,670          -             -          -      13,680
Stock issued for services                 -      -     34,000       34       38,590          -             -          -      38,624
Stock warrants exercised                  -      -    176,000      176       87,824          -             -          -      88,000
Stock options issued for services         -      -          -        -       57,500          -             -          -      57,500
Proceeds from stock issuance              -      -  1,925,000    1,925    1,828,075          -             -          -   1,830,000
Issuance of options to employees          -      -          -        -       50,000          -             -          -      50,000
Treasury stock retired                    -      -   (195,250)    (195)    (458,643)         -             -    458,838           -
Net loss for the period                   -      -          -        -            -          -    (1,220,506)         -  (1,220,506)
                                    -------  ----- ----------  -------  -----------  ---------  ------------  --------- -----------
Balance, March 31, 2004             213,417  $ 213 15,342,528  $15,343  $ 6,107,260  $       -  $ (5,127,114) $       - $   995,702
                                    =======  ===== ==========  =======  ===========  =========  ============  ========= ===========

For the six months ended
March 31, 2005

Balance, September 30, 2004         213,417  $ 213 16,255,650  $16,252  $ 8,629,596  $(722,016) $ (6,701,021) $       - $ 1,223,024

Stock warrants issued for services        -      -          -        -      600,000   (210,000)            -          -     390,000
Stock warrants exercised                  -      -     90,000       90      174,910          -             -          -     175,000
Stock options exercised                   -      -     26,800       27       26,773          -             -          -      26,800
Stock options issued for services         -      -          -        -       91,800          -             -          -      91,800
Stock issued for services                 -      -  2,010,000    2,010    3,212,055          -             -          -   3,214,065
Proceeds from stock issuance
 completed January 3, 2005; net of
 consideration of $87,420                 -      -    319,000      319      550,261          -             -          -     550,580
Accrued dividends                         -      -          -        -            -          -       (10,671)         -     (10,671)
Net Loss for the period                   -      -          -        -            -          -    (1,313,165)         -  (1,313,165)
                                    -------  ----- ----------  -------  -----------  ---------  ------------  --------- -----------
Balance, March 31, 2005             213,417  $ 213 18,701,450  $18,698  $13,285,395  $(932,016) $ (8,024,857) $       - $ 4,347,433
                                    =======  ===== ==========  =======  ===========  =========  ============  ========= ===========


                                      See Notes to Condensed Consolidated Financial Statements.

                                                                 5

                                                         SIRICOMM, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             Six months ended
                                                                                                  March 31,
                                                                                            2005              2004
                                                                                        ------------      ------------
                                                                                         (Unaudited)       (Unaudited)
     Operating Activities
     Net loss                                                                           $ (1,313,165)     $ (1,220,506)
     Items not requiring cash
     Depreciation                                                                            122,065             9,930
     Loan costs                                                                                    -           159,264
     Stock-based compensation for services                                                         -           181,066
     Stock-based compensation to employees                                                         -            50,000
     Amortization of long-term prepaid contracts                                             130,599             1,373
     Changes in assets and liabilities:
     Current assets                                                                           10,900           359,512
     Accounts payable                                                                        177,131               897
     Accrued expenses                                                                        152,837            29,562
     Deferred revenues                                                                        16,209                 -
                                                                                        ------------      ------------

     Net cash flows used in operating activities                                            (703,424)         (428,902)
                                                                                        ------------      ------------

     Investing Activities
     Purchase of furniture and equipment                                                    (589,533)           (2,837)
                                                                                        ------------      ------------

     Net cash flows used in investing activities                                            (589,533)           (2,837)
                                                                                        ------------      ------------

     Financing Activities
     Borrowings under line of credit, net                                                    322,743                 -
     Payment of notes payable                                                                (25,000)         (176,640)
     Proceeds from exercise of stock options and warrants                                    201,800
     Proceeds from sale of common stock                                                      550,580         1,918,000
                                                                                        ------------      ------------

     Net cash flows provided by financing activities                                       1,050,123         1,741,360
                                                                                        ------------      ------------

     Increase (Decrease) in Cash                                                            (242,834)        1,309,621
     Cash, beginning of period                                                             1,019,616            56,300
                                                                                        ------------      ------------

     Cash, end of period                                                                $    776,782      $  1,365,921
                                                                                        ============      ============

     Supplemental Cash Flows Information

     Interest paid                                                                      $     11,022      $      9,385

     Stock and warrants issued in exchange for services and equipment                   $  3,814,065      $     38,624

     Stock options issued in exchange for prepaid consulting services                   $     91,800                 -

     Accrued dividends for Series A preferred stock                                     $     10,671                 -

     Shares of common stock issued for loan costs                                       $          -      $     13,680

     Conversion of debt to equity                                                       $          -      $    642,026



                                   See Notes to Condensed Consolidated Financial Statements

                                                              6

                          SIRICOMM, INC. AND SUBSIDIARY
               NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004


1.   Nature of operations and summary of significant accounting policies:

     Nature of Operations:

     SiriCOMM, Inc., a Delaware corporation (the "Company"), through its wholly owned subsidiary of the same name, which was incorporated in the State of Missouri on April 24, 2000, has developed broadband wireless application service technologies intended for use in the marine and transportation industries. The Company opened its network in December, 2004 for commercial operation and has commenced selling its InTouch(TM) Internet Service to individual subscribers.

     The Company was considered to be in the development stage during its recent reporting period ending September 30, 2004. Since September 30, 2004, the Company has commenced revenue producing operations and continues to market its service technologies, including satellite communications, wireless networking, and productivity enhancing software.

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

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

     The condensed balance sheet of the Company as of September 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for fiscal year ended September 31, 2004 filed with the Securities and Exchange Commission.

                          SIRICOMM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004


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

                                                              Six Months Ended
                                                                    March 31,
                                                              2005             2004
                                                         ------------     ------------
         Net loss, as reported                           $ (1,313,165)    $ (1,220,506)
         Add back intrinsic values of stock
           issued to employees                                     --           50,000
         Less: stock-based employee compensation
           under the fair value based method                  (57,929)        (179,450)
                                                         ------------     ------------
         Pro forma net loss under fair value method      $ (1,371,094)    $ (1,349,956)

         Net loss per common share-basic and diluted:
           As reported                                   $       (.08)    $       (.09)
           Pro forma under fair value method             $       (.08)    $       (.10)

                          SIRICOMM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004


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

     Reclassification

     Certain reclassifications have been made to the March 31, 2004 financial statements to conform to the March 31, 2005 financial statement presentation. These reclassifications had no effect on net losses.

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

                          SIRICOMM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004


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

     Pursuant to the Offering Documents, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the Shares, the Warrant Shares and the Agent Shares. If such Registration Statement is not filed within the required time frame, or does not become effective within 120 days of the closing date, the Company has agreed to pay to the investors 1% of the gross proceeds of the Private Placement for each thirty (30) day period in which the Company fails to comply with such requirements. The Company filed the Registration Statement on a timely basis and expects it to become effective within the allotted time frame.

     On January 5, 2005, the Company issued an aggregate of 85,000 shares of its Common Stock upon the exercise of a like number of warrants, exercisable at $2.00 per share. The warrants were originally issued in January 2004 pursuant to a private placement of the Company's units consisting of common stock and warrants.

                          SIRICOMM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004


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

     Pursuant to the Agreement, the Company is issuing to Sat-Net 2,000,000 shares of its Common Stock and 1,000,000 Common Stock Purchase Warrants (the "Warrants") exercisable for a period of three years at a price of $2.00 per share. The Warrants are subject to vesting at the rate of 2,500 warrants per truck-stop location installed

     In addition, the 2,000,000 shares of Common Stock have "piggy-back" registration rights.

     On March 16, 2005, the Company issued an aggregate of 10,000 shares to the partners of the Company's Securities Counsel, Sommer & Schneider LLP. The shares were issued in lieu of $8065 in unpaid invoices due the firm at the time and a $6,000 credit to cover the Company's April 2005 retainer with the firm. The shares were issued under the Company's 2002 Equity Incentive Plan, and were registered on Form S-8 on April 14, 2003

     On March 13, 2005, the Company's Chief Executive Officer granted an aggregate of 102,500 options to various Company employees exercisable at prices per share from $1.75 to $2.00. The shares were issued under the Company's 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003

4.   Commitments and Contingencies:

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

                          SIRICOMM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004


5.   Subsequent Events:

     On April 11, 2005, SiriCOMM, Inc. consummated the private sale of its securities to Sunflower Capital, LLC. The securities sold consisted of units comprised of shares of the Registrant's common stock (the "Shares") and warrants to purchase shares of the Company's common stock (the "Warrants"). At the closing, the Company sold an aggregate of 1,066,667 units at an aggregate purchase price of $1,600,000 or $1.50 per unit. At the closing the Company delivered an aggregate of 1,066,667 Shares and delivered Warrants to purchase an additional 1,066,667 shares of the Company's common stock.

     The Warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder (the "Warrant Shares") for a period of five years from the date of issuance at an exercise price of $2.50 per share. The Warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the Warrants.

     In a separate transaction also consummated on April 11, 2005 the Company sold 413,605 warrants to Sunflower Capital, LLC at a purchase price of $53,333 or approximately $.13 per warrant. These warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five (5) years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in these warrants.

     William P. Moore, a shareholder beneficially owning approximately 9.10% of the issued and outstanding shares of the Company's common stock is the managing member of Sunflower Capital, LLC.

     On April 13, 2005, the Company's Chief Financial Officer and a Director of the Company received 15,000 options exercisable at $1.90 per share. The shares were issued under the Company's 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

     On April 13, 2005, a Director of the Company received 10,000 options exercisable at $1.90 per share. The shares were issued under the Company's 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003.

     The Company issued 10,000 shares (5,000-April 4 and 5,000-April 8) of its Common Stock to Staunton McLane pursuant to the exercise of a stock option for a like number of shares in April 2005. The exercise price of these options is $1.00. The shares underlying the option were registered on Form S-8 on April 14, 2003.

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

         The Company announced on October 8, 2004 that it has completed and intends to open the first phase installation of a nationwide broadband wireless network (the "Network") that will enable delivery of a wide range of service provider applications to those businesses and governmental entities directly and indirectly dependent on the nation's highway transportation system. In April 2005, the Company began installing test sites pursuant to its agreement with Pre-Pass which will ultimately enable the Company to install an additional 260 sites. The Company began generating revenues in early December 2004, but revenues to date are still not sufficient to cover the Company's operating expenses.

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

         We believe the following critical accounting policy, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

         The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the tri-nomial options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The following estimates are used for grants in 2005: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience of 75%; expected lives of 2 years is estimated based on management's judgment of the time period by which these instruments will be exercised.

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

         SiriCOMM's patent-pending network infrastructure solution provides considerable benefits when compared to other solutions competing in the space. The architecture transmits data at speeds of up to 48,000 kilobits per seconds ("kbps"), or 20 to 100 times faster than other wireless solutions such as GSM (9.6 kbps), CDMA2000-1XRTT (144 kbps), or Qualcomm's USAT (2 kbps). SiriCOMM will install network access nodes using Wireless Fidelity (Wi-Fi) access points at strategic locations nationwide. Each wireless local area network is interconnected using satellite communications and the Company's proprietary server solution. The point-to-multipoint broadcast feature of the Company's network provides considerable cost-to-bandwidth efficiencies. SiriCOMM's software applications leverage this optimized data network to deliver significant cost reduction and productivity improvement opportunities to subscribing companies. For a flat, low monthly fee subscribers will have access to a suite of productivity software, the Internet, e-mail, proprietary company intranet information, and similar business tools. Users will connect to the network using any 802.11-compatible device. For the most mobile subscribers, SiriCOMM recommends a Wi-Fi-enabled Palm OS handheld computer. SiriCOMM's solutions are expected to become commercially available during the third quarter of the fiscal year 2005.

         The Company plans to market its products and services principally through assorted value added reseller agreements and a select small sales team. As the trucking industry is highly fragmented and comprised of numerous small to medium-sized fleet owners, it is impractical to individually reach these fleets, thus, by using resellers who are similarly selling into this market, the Company can better manage its cost of sales. Similarly, the Company's own salesforce can better expend its efforts on the much larger fleets.

Results of Operations

Revenues

         SiriCOMM has generated revenues of $27,175 and $33,448 respectively, for the three and six month period ending March 31, 2005 while not generating any revenues during fiscal 2004. Revenues were solely derived from the Company's offering of its InTouch product, or Internet service providing. No advertising or other marketing of this service has been conducted at present and no assurances can be offered that the Company will generate any meaningful revenues from the offering of this service in the future.

Operating Expenses

         The Company has increased its number of employees in accounting and software development and entered into consulting agreements which have contributed to the increase in net operating losses. These expenses were necessary to build the Company's infrastructure and improve the Company's Corporate Governance.

         During the three and six months ended March 31, 2005, net losses totaled $817,551 and $1,313,165 as compared to net losses of $543,453 and $1,220,506, for the three and six months ended March 31, 2004, respectively. For the three and six months ending March 31, 2005, SiriCOMM's general and administrative expenses totaled $186,128 and $336,320, or 22.% and 25% of total operating expenses, while for the three and six months ended March 31, 2004 general and administrative expenses totaled $361,576 and $709,019, or 76.6% and 69.6% of total operating expenses.

         For the three and six months ending March 31, 2005, SiriCOMM incurred salaries of $333,813 and $569,150, representing 39.6% and 42.4% of operating expenses, as compared to the three and six months ended March 31, 2004, respectively; $90,554 and $219,734, or 19.2% and 21.6% of total operating expenses.

         Satellite access fees have been incurred as a result of the Company's launching of its proprietary network, expenses were realized for the three and six month period ended of $196,759 and $290,629, or 23.3% and 21.6% respectively.

         For the three and six months ending March 31, 2005, interest expense was $4,805 and $9,265 as compared to $3,903 and $18,680 during the three month and six months ended March 31, 2004.

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

         In connection with the Private Placement, Sands Brothers International Limited, the placement agent in the Private Placement, received a cash commission fee of nine percent (9%) of the gross proceeds to the Company of the securities sold at the closing, a payment of $30,000 representing the fees and expenses of its counsel in the Private Placement and Warrants (the "Agent Warrants") to purchase ten percent (10%) of the Shares sold in the Private Placement (the "Agent Shares"). The Agent Warrants are exercisable for a period of five years at an exercise price of $2.40 per share and contain the same anti-dilution rights as the Warrants.

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

         On January 30, 2005, the Company granted 2,000,000 shares of restricted stock plus 1,000,000 warrants exercisable at $2.00 for a term of three years to Sat-Net under the terms of a Memorandum of Understanding.

         On March 11, 2005, the Company borrowed $150,000 on its line of credit facility with Southwest Missouri Bank. The proceeds were paid to Via-Sat in conjunction with the installation and distribution of hotspots.

         On April 11, 2005, SiriCOMM, Inc consummated the private sale of its securities to Sunflower Capital, LLC. The securities sold consisted of units comprised of shares of the Company's common stock (the "Shares") and warrants to purchase shares of the Registrant's common stock (the "Warrants"). At the closing, the Company sold an aggregate of 1,066,667 units at an aggregate purchase price of $1,600,000 or $1.50 per unit. At the closing the Company delivered an aggregate of 1,066,667 Shares and delivered Warrants to purchase an additional 1,066,667 shares of the Company's common stock.

         The Warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder (the "Warrant Shares") for a period of five years from the date of issuance at an exercise price of $2.50 per share. The Warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the Warrants.

         In a separate transaction also consummated on April 11, 2005 the Company sold 413,605 warrants to Sunflower Capital, LLC at a purchase price of $53,333 or approximately $.13 per warrant. These warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five (5) years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in these warrants.

         William P. Moore, a shareholder beneficially owning approximately 9.10% of the issued and outstanding shares of the Company's common stock is the managing member of Sunflower Capital, LLC.

         The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

Contractual Obligations and Commercial Commitments

Contractual obligations as of March 31, 2005 are as follows:

                                                  Payments Due by Period

Contractual                                     Less than                                           After
Obligations                            Total      1 year        1-3 years          4-5 years       5 years
----------------------------- --------------- ---------------- ---------------- -------------- --------------
Line of credit and note payable      $ 444,743    $444,743       $    -             $     -        $     -

Operating leases                             -           -            -                   -              -

Total contractual cash obligations    $444,743    $444,743       $    -             $     -        $     -
----------------------------- --------------- ---------------- ---------------- -------------- --------------

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

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company will be required to adopt Statement 123(R) at the beginning of its year ending September 30, 2007. The Company has not determined what financial statement impact Statement 123(R) will have on the Company.

COMMITMENTS

         We do not have any commitments that are required to be disclosed in tabular form as of March 31, 2005.

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

         As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level; however, to ensure that these controls and procedures remain effective, the Company hired a full time comptroller, who reports directly to the Company's Chief Financial Officer.

         There has been no other change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION


Item 1: Legal Proceedings

         On December 17, 2004, Henry Hoffman, Kory Dillman, David Mendez, Tom Noland, Richard Iler and Terry Thompson were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dillman, Mendez and Iler are officers and directors of the Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The action was brought in the Circuit Court of Jackson County, Missouri at Kansas City (04CV236387). The action alleges fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The Company is not a party to this lawsuit. The complaint seeks damages in excess of $9,679,903. The Company will pay all expenses relating to the defense of this matter. In management's opinion this case is without merit and the defendants intend on defending this matter vigorously.

Item 2:  Changes in Securities and Use of Proceeds

         (a) None

         (b) None

         (c) On January 5, 2005 the Company issued an aggregate of 85,000 shares of its Common Stock upon the exercise of a like number of warrants, exercisable at $2.00 per share. The warrants were originally issued in January 2004 pursuant to a private placement of the Company's units consisting of common stock and warrants.

         As an inducement to the seven investors exercising their warrants, the Company issued an aggregate of 63,750 new warrants to the investors. The new warrants entitle the holders to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.40 per share. The warrants contain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

         As a further inducement to the investors exercising their warrants, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the shares purchased by each investor as part of the units, the shares issued upon exercise of the warrants and the shares underlying the new warrants.

         On January 25, 2005 the Company pursuant to a contract between Pilot Travel Centers and the Company in consideration for Pilot's permitting the Company to install its broadband wireless network in Pilot's 255 travel centers, has issued 255,000 warrants exercisable for five years at an exercise price of $4.50 per share.

         On February 7, 2005, the Company entered into a Network Installation Agreement with Sat-Net Communications, Inc. ("Sat-Net"). Pursuant to the Agreement, the Company issued to Sat-Net 2,000,000 shares of its Common Stock and 1,000,000 Common Stock Purchase Warrants (the "Warrants"). Each Warrant is exercisable for a period of three (3) years at a price of $2.00 per share. The Warrants are subject to vesting at the rate of 2,500 warrants per truck-stop location installed; provided, however, that the vesting with respect to the first 250 locations will be deemed to occur when the wireless infrastructure is "network operational" as defined in the Agreement. In addition, the 2,000,000 shares of Common Stock have "piggy-back" registration rights.

         Sat-Net represents that it is accredited and the issuance of the Company's securities was negotiated between itself and the Company without a broker-dealer or payment of a commission in reliance of Section 4(2) of the Act.

         On March 13, 2005, the Company granted 102,500 stock options to various employees, a Director of the Company. These options were granted under the Company's 2002 Equity Incentive Plan. The exercise price of these options ranged from $1.75 to $2.00 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

         On March 16, 2005, the Company issued an aggregate of 10,000 shares to Joel C. Schneider, Esq. (5,000) and Herbert H. Sommer (5,000), partners of the Company's Securities Counsel, Sommer & Schneider LLP. The shares were issued in lieu of $14,065.25 of legal fees due the firm. The shares were issued under the Company's 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

         On April 11, 2005, SiriCOMM, Inc. (the "Registrant") consummated the private sale of its securities to Sunflower Capital, LLC. The securities sold consisted of units comprised of shares of the Registrant's common stock (the "Shares") and warrants to purchase shares of the Registrant's common stock (the "Warrants"). At the closing, the Registrant sold an aggregate of 1,066,667 unit sat an aggregate purchase price of $1,600,000 or $1.50 per unit. At the closing the Registrant delivered an aggregate of 1,066,667 Shares and delivered Warrants to purchase an additional 1,066,667 shares of the Registrant's common stock.

         The Warrants entitle the holder to purchase shares of the Registrant's common stock reserved for issuance thereunder (the "Warrant Shares") for a period of five years from the date of issuance at an exercise price of $2.50 per share. The Warrants contain certain anti-dilution rights and are redeemable by the Registrant, in whole or in part, on terms specified in the Warrants.

         In a separate transaction also consummated on April 11, 2005 the Registrant sold 413,605 warrants to Sunflower Capital, LLC at a purchase price of $53,333 or approximately $.13 per warrant. These warrants entitled the holder to purchase shares of the Registrant's common stock reserved for issuance thereunder for a period of five (5) years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Registrant, in whole or in part, on terms specified in these warrants.

         William P. Moore, a shareholder beneficially owning approximately 9.10%of the issued and outstanding shares of the Registrant's common stock is the managing member of Sunflower Capital, LLC.

         The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

         The Company issued an aggregate of 10,000 shares to Staunton McLane pursuant to the exercise of a stock option for a like number of shares. The exercise price of these options is $1.00. The Shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508). As of the date of this report, Staunton McLane has a balance of 38,900 options, each exercisable at $1.00 per share.

         On April 13th, 2005, the Company granted 15,000 stock options to J. Richard Iler, our Chief Financial Officer. These options were granted under the Company's 2002 Equity Incentive Plan. The exercise price of these options is $1.90 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

         On April 13th, 2005, the Company granted 10,000 stock options to Terry Thompson, a Director of the Company. These options were granted under the Company's 2002 Equity Incentive Plan. The exercise price of these options is $1.90 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

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


Dated: May 11, 2005                SIRICOMM, INC.



                                   By:  /s/ Henry P. Hoffman
                                      ------------------------------------------
                                      Henry P. Hoffman, President and
                                      Chief Executive Officer



                                   By:      /s/ J. Richard Iler
                                      ------------------------------------------
                                      J. Richard Iler, Executive Vice President
                                      and Chief Financial Officer