Form 10QSB
period 2005-06-30
SIRICOMM INC
filed 2005-08-15
CIK 851199

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

For the Quarter Period Ended
June 30, 2005                                        Commission File No. 0-18399

                                 SIRICOMM, INC.
               ---------------------------------------------------
               (Exact name of Company as specified in its Charter)

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


Company's telephone number, including area code: (417) 626-9971

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


The number of shares outstanding of the Company's Common Stock, $.001 par value, as of August 12, 2005 was 20,088,950

================================================================================

                         PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements


Condensed Consolidated Balance Sheets                                        3

Condensed Consolidated Statements of Operations for the nine
months ended June 30, 2005 and June 30, 2004                                 4

Condensed Consolidated Statements of Changes in Stockholders'
Equity for the nine months ended June 30, 2005 and 2004                      5

Condensed Consolidated Statements of Cash Flows for the nine
months ended June 30, 2005 and June 30, 2004                                 6

Notes to the Condensed Consolidated Financial Statements                     8

                                                 SIRICOMM, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,        September 30,
                                                                                              2005               2004
                                                                                         --------------     --------------
                                                                                           (Unaudited)
                                     Assets

Current Assets
Cash                                                                                     $    1,317,762     $    1,019,616
Held to maturity investments                                                                    494,935                 --
Accounts receivable                                                                               2,228                 --
Prepaid expenses and other                                                                       26,250             16,563
                                                                                         --------------     --------------

Total current assets                                                                          1,841,175          1,036,179
                                                                                         --------------     --------------

Property and Equipment, At Cost
Equipment                                                                                     2,301,898            111,818
Network equipment in progress of installation                                                   255,299            646,000
                                                                                         --------------     --------------

                                                                                              2,557,197            757,818
Less accumulated depreciation                                                                   295,006             62,032
                                                                                         --------------     --------------

                                                                                              2,262,191            695,786
                                                                                         --------------     --------------

Software, net of amortization                                                                    73,935             19,934

Other prepaid consulting services                                                             2,346,192                 --
                                                                                         --------------     --------------

Total assets                                                                             $    6,523,493     $    1,751,899
                                                                                         ==============     ==============


                                              Liabilities and Stockholders' Equity

Current Liabilities
Note payable to bank                                                                     $      429,264     $      122,000
Current maturities of  long-term debt                                                                 -             25,000
Accounts payable                                                                                141,405             50,816
Accrued salaries                                                                                197,358            269,125
Other accrued expenses                                                                          175,794             45,928
Deferred revenue                                                                                 27,360                 --
Dividends payable                                                                                32,013             16,006
                                                                                         --------------     --------------

Total current liabilities                                                                     1,003,194            528,875
                                                                                         --------------     --------------

Total liabilities                                                                             1,003,194            528,875
                                                                                         --------------     --------------

Stockholders' Equity
Preferred stock - Series A par value $.001; 500,000 shares authorized; 213,417 shares issued and outstanding; dividend rate of $0.025 per share per quarter commencing March 2004; liquidation preference of $1 per outstanding
    share cash payment                                                                              213                213
Common stock - par value $.001; 50,000,000 shares authorized; 20,793,950 -
    June 30, 2005, 16,255,650-September 30, 2004, issued and outstanding                         20,070             16,252
Additional paid-in capital                                                                   15,301,395          8,629,596
Deferred compensation                                                                          (631,176)          (722,016)
Retained deficit                                                                             (9,170,203)        (6,701,021)
                                                                                         --------------     --------------

Total stockholders' equity                                                                    5,520,299          1,223,024
                                                                                         --------------     --------------

Total liabilities and stockholders' equity                                               $    6,523,493     $    1,751,899
                                                                                         ==============     ==============

See Notes to Condensed Consolidated Financial Statements

                                                             SIRICOMM, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                                        June 30, 2005                                June 30, 2004
                                             -------------------------------------         -------------------------------------
                                             3 months ended         9 months ended         3 months ended         9 months ended
                                             --------------         --------------         --------------         --------------
                                               (Unaudited)            (Unaudited)            (Unaudited)            (Unaudited)
Revenues                                     $       55,686         $       89,134         $            -         $            -

Operating Expenses:
General and administrative                          591,337                927,654                916,468              1,625,487
Salaries                                            278,295                847,445                209,120                428,854
Satellite access fees                               195,615                486,244                      -                      -
Stock-based compensation                                  -                      -                      -                 50,000
Research and development                             12,740                 37,520                (15,200)                14,270
Depreciation and amortization                       114,681                236,747                  5,177                 15,107
                                             --------------         --------------         --------------         --------------

Total operating expenses                          1,192,668              2,535,610              1,115,565              2,133,718
                                             --------------         --------------         --------------         --------------

Operating loss                                   (1,136,982)            (2,446,476)            (1,115,565)            (2,133,718)
                                             --------------         --------------         --------------         --------------

Other Income (Expense)
Interest income                                       5,801                 11,397                  1,299                  2,871
Other income                                              -                      -                 37,205                 37,223
Interest expense                                     (8,831)               (18,097)                (5,189)               (23,869)
Loan costs                                                -                      -                (19,891)              (205,154)
                                             --------------         --------------         --------------         --------------

                                                     (3,030)                (6,700)                13,424               (188,929)
                                             --------------         --------------         --------------         --------------

Net loss                                     $   (1,140,012)        $   (2,453,176)        $   (1,102,141)        $   (2,322,647)
                                             --------------         --------------         --------------         --------------


Net loss per share, basic and diluted               $ (0.06)               $ (0.14)               $ (0.07)               $ (0.16)
                                             --------------         --------------         --------------         --------------

Weighted average shares,
basic and diluted                                19,661,956             17,841,314             16,019,569             14,170,317
                                             ==============         ==============         ==============         ==============



See Notes to Condensed Consolidated Financial Statements

                                                         SIRICOMM, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (Unaudited)



                                                                        Additional    Deferred
                                   Preferred Stock      Common Stock      Paid-in      Compen-  Accumulated  Treasury
                                    Shares  Amount   Shares     Amount    Capital      sation      Deficit     Stock       Total
                                   -------  -----  ----------  -------  -----------  ---------  -----------  ---------  -----------
For the nine months ended
June 30, 2004

Balance, September 30, 2003              -  $   -  12,966,593  $12,967  $ 3,847,485  $       -  $(3,906,608) $(458,838) $  (504,994)

Conversion of debt to equity       213,417    213     426,592      426      642,759                                         643,398
Stock issued for loan costs                             9,593       10       13,670                                          13,680
Stock issued for services                             570,000      570    1,306,610   (722,016)                             585,164
Stock warrants- exercised                             176,000      176       87,824                                          88,000
Stock options issued for
services                                                                    137,000                                         137,000
Stock options exercised                                20,000       20       19,980                                          20,000
Proceeds from stock
issuance                                            2,253,143    2,253    2,943,436                                       2,945,689
Issuance of options to
employees, net                                                               50,000                                          50,000
Treasury stock retired                               (195,250)    (195)    (458,643)                           458,838            -
Net loss for the period                                                                          (2,322,647)             (2,322,647)
                                   -------  -----  ----------  -------  -----------  ---------  -----------  ---------  -----------
Balance, June 30, 2004             213,417  $ 213  16,226,671  $16,227  $ 8,590,121  $(722,016) $(6,229,255) $       -  $ 1,655,290
                                   =======  =====  ==========  =======  ===========  =========  ===========  =========  ===========


For the nine months ended
June 30, 2005

Balance, September 30, 2004        213,417  $ 213  16,255,650  $16,252  $ 8,629,596  $(722,016) $(6,701,021) $       -  $ 1,223,024

Stock warrants issued for services                                          600,000   (210,000)                             390,000
Stock warrants exercised                               95,000       95      179,905                                         180,000
Stock options exercised                                26,800       27       26,773                                          26,800
Stock options issued for services                                            91,800                                          91,800
Stock issued for services                           2,043,000    2,043    3,269,937                                       3,271,980
Vesting of deferred compensation                                                       300,840                              300,840
Proceeds from issuance of warrants                                           56,666                                          56,666
Net proceeds from issuance of
  common stock                                      1,653,500    1,653    2,446,718                                       2,448,371
Accrued dividends                                                                                   (16,006)                (16,006)
Net Loss                                                                                         (2,453,176)             (2,453,176)
                                   -------  -----  ----------  -------  -----------  ---------  -----------  ---------  -----------
Balance, June 30, 2005             213,417  $ 213  20,073,950  $20,070  $15,301,395  $(631,176) $(9,170,203) $       -  $ 5,520,299
                                   =======  =====  ==========  =======  ===========  =========  ===========  =========  ===========


                                           See Notes to Condensed Consolidated Financial Statements.

                                                 SIRICOMM, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine months ended
                                                                                             June 30,
                                                                                    2005                  2004
                                                                                --------------       --------------
                                                                                 (Unaudited)           (Unaudited)
Operating Activities
Net loss                                                                        $   (2,453,176)      $   (2,322,647)
Items not requiring cash
Depreciation                                                                           236,747               15,107
Loan costs                                                                                   -              179,154
Stock-based compensation for services                                                   57,915              806,872
Stock-based compensation to employees                                                        -               50,000
Deferred compensation                                                                  300,840                    -
Other non-cash charges                                                                 261,198                1,373
Changes in assets and liabilities:
Current assets                                                                          (7,325)            (141,175)
Accounts payable                                                                       104,654                8,629
Accrued expenses                                                                        58,099              (53,069)
Deferred revenues                                                                       27,360                    -
                                                                                --------------       --------------

Net cash flows used in operating activities                                         (1,413,688)          (1,455,756)
                                                                                --------------       --------------

Investing Activities
Purchase of held to maturity investments                                              (494,935)                   -
Purchase of furniture and equipment                                                   (787,333)             (27,311)
                                                                                --------------       --------------

Net cash flows used in investing activities                                         (1,282,268)             (27,311)
                                                                                --------------       --------------

Financing Activities
Borrowings under line of credit, net                                                   307,264                    -
Payment of notes payable                                                               (25,000)            (226,640)
Proceeds from exercise of stock options and warrants                                    36,800                    -
Proceeds from issuance of warrants                                                      56,666                    -
Proceeds from sale of common stock                                                   2,618,372            3,053,689
                                                                                --------------       --------------

Net cash flows provided by financing activities                                      2,994,102            2,827,049
                                                                                --------------       --------------

Increase in Cash                                                                       298,146            1,343,982
Cash and Cash Equivalents, beginning of period                                       1,019,616               56,300
                                                                                --------------       --------------

Cash and Cash Equivalents, end of period                                        $    1,317,762       $    1,400,282
                                                                                ==============       ==============


See Notes to Condensed Consolidated Financial Statements

Supplemental Cash Flows Information:
Interest paid                                                                   $       19,785       $       11,385

Stock and warrants issued in exchange for services and equipment                $    3,871,980       $      574,624

Stock options issued in exchange for prepaid consulting services                $       91,800       $            -

Accrued dividends for Series A preferred stock                                  $       16,006       $            -

Shares of common stock issued for loan costs                                    $            -       $       13,680

Conversion of debt to equity                                                    $            -       $      642,026

See Notes to Condensed Consolidated Financial Statements

                                 SiriCOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


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

     Interim Information:Basis of Presentation

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

                                 SiriCOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


1. Nature of operations and summary of significant accounting policies (continued):


     Securities:

     Investments for which the Company has the positive intent and ability to hold until maturity are classified as held to maturity and valued at historical cost, adjusted for amortization of premiums and accretion of discounts computed by the level-yield method.

     Realized gains and losses, based on the specifically identified cost of the security, are included in net income.

     Stock-based Compensation:

     The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 whereby compensation is recognized to the extent the market price of the underlying stock at the grant date exceeds the exercise price of the option granted. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the trinomial options-pricing model to determine the fair value of stock-based compensation and capital contributions. The Company had used the Black-Scholes model during fiscal year 2004, but it has determined that the trinomial model is better suited to evaluate the variability of uncertain holding horizons.

     Had compensation cost for the Company's stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company's net loss and net loss per common share would have been the pro forma amounts indicated below.

                                                            Nine Months Ended
                                                                 June 30,
                                                         2005                 2004
                                                    --------------      --------------
Net loss, as reported                               $   (2,453,176)     $   (2,322,647)
Add back intrinsic values of stock
  issued to employees                                           --              50,000
Less: stock-based employee compensation
  under the fair value based method                       (111,987)           (200,950)
                                                    --------------      --------------
Pro forma net loss under fair value method          $   (2,565,163)     $   (2,473,597)

Net loss per common share-basic and diluted:
  As reported                                       $        (0.14)     $        (0.16)
  Pro forma under fair value method                 $        (0.14)     $        (0.17)

                                 SiriCOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


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

     Reclassification

     Certain reclassifications have been made to the June 30, 2004 financial statements to conform to the June 30, 2005 financial statement presentation. These reclassifications had no effect on the Company's net losses.

2:  Investments

     Held-to-Maturity

        Maturities of held-to-maturity investments at June 30, 2005:

                                             Amortized          Approximate
                                                Cost             Fair Value
                                          --------------------------------------

           One year or less                   $494,935            $494,935


3.   Line of Credit:

     During 2004, the Company entered into a line of credit with Southwest Missouri Bank for the purchase of network infrastructure equipment up to a maximum of $1,000,000. This note is 80% guaranteed by the U.S. Department of Agriculture ("USDA") and is secured by the network equipment. This note is further personally guaranteed by the Company's majority shareholder. The note is a demand note, but if no demand is made then monthly payments of accrued interest at an initial rate of 5.5% on the USDA guaranteed portion and 7.0% on the unguaranteed portion plus monthly principal payments of $2,358. The note is amortized over 59 months beginning September 25, 2004 with a final payment on August 25, 2009.

                                 SiriCOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


4.   Stockholders' Equity:

     Pursuant to a contract between Pilot Travel Centers and the Company, in consideration for Pilot's permitting the Company to install its broadband wireless network in Pilot's 255 travel centers, the Company issued, upon completion of the installation and testing in October 2004, 255,000 Common Stock Purchase Warrants exercisable for five years, expiring on May 27, 2009 at an exercise price of $4.50 per share. The transaction resulted in the Company recording $91,800 as a prepaid consulting service and additional paid-in capital. The prepaid asset is being amortized over the contract period which expires May 27, 2009.

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

     SiriCOMM, Inc. consummated the private placement of its units (the "Units") pursuant to a Confidential Investment Proposal dated October 11, 2004 and amended on December 20, 2004. Funds were disbursed from escrow to the Company as of January 3, 2005 and shares and warrant certificates were issued at that time. Each Unit consisted of 50,000 shares (the "Shares") of the Company's Common Stock and a Common Stock Warrant (the "Warrants") to purchase 37,500 shares of Common Stock. In the private placement, the Company sold an aggregate of 6.38 Units (319,000 Shares and Warrants to purchase 239,250 shares of Common Stock) for an aggregate purchase price of $638,000, or $100,000 per Unit.

     The Warrants entitle the holders to purchase shares of the Common Stock (the "Warrant Shares") for a period of five years from the date of issuance at an exercise price of $2.40 per share. The Warrants contain certain anti-dilution rights and are redeemable by the Company, on terms specified in the Warrants.

     In connection with the private placement, Sands Brothers International Limited, the placement agent, received a cash commission fee of nine (9%) of the gross proceeds to the Company, a payment of $30,000 representing the fees and expenses of its counsel in the private placement and Common Stock Purchase Warrants (the "Agent Warrants") to purchase ten percent (10%) of the Shares sold in the Private Placement (the "Agent Shares"). The Agent Warrants are exercisable for a period of five years at an exercise price of $2.40 per share and contain the same anti-dilution rights as the Warrants.

     As part of the private placement, the Company was required to file with the Securities and Exchange Commission a Registration Statement covering the Shares, the Warrant Shares and the Agent Shares, which became effective on May 5, 2005, within the allotted time frame as set forth in the offering materials.

     On January 5, 2005, the Company issued an aggregate of 85,000 shares of its Common Stock upon the exercise of a like number of warrants, exercisable at

                                 SiriCOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


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

     As a further inducement to the investors exercising their warrants, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the shares purchased by each investor as part of the units, the shares issued upon exercise of the warrants and the shares underlying the new warrants. These shares were registered as part of the Company's filing of its Registration Statement on Form SB-2 which was declared effective May 5, 2005.

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

     Pursuant to the Agreement, the Company issued to Sat-Net 2,000,000 shares of its Common Stock and 1,000,000 Common Stock Purchase Warrants (the "Sat-Net Warrants") exercisable for a period of three years at a price of $2.00 per share. The Sat-Net Warrants are subject to vesting at the rate of 2,500 per truck-stop location installed; provided, however, that the vesting with respect to the first 250 locations will be deemed to occur when the wireless infrastructure is "network operational," as defined in the Agreement.

     In addition, the 2,000,000 shares of Common Stock have "piggy-back" registration rights. These shares were registered as part of the Company's filing of its Registration Statement on Form SB-2 which was declared effective May 5, 2005.

     On March 16, 2005, the Company issued an aggregate of 10,000 shares to the partners of the Company's Securities Counsel, Sommer & Schneider LLP. The shares were issued in lieu of $8,065.25 in unpaid invoices due the firm at the time and a $6,000 credit to cover the Company's April 2005 retainer with the firm. The shares were issued under the Company's 2002 Equity Incentive Plan.

                                 SiriCOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


     On March 13, 2005, the Company's Board of Directors, at the recommendation of the Company's Chief Executive Officer, granted an aggregate of 102,500 options to various Company employees exercisable at prices per share from $1.75 to $2.00. The shares were issued under the Company's 2002 Equity Incentive Plan.

     On April 11, 2005, SiriCOMM, Inc. consummated the private sale of its securities to Sunflower Capital, LLC ("Sunflower"). The securities sold consisted of units comprised of shares of common stock (the "Shares") and warrants to purchase shares of the Company's common stock. At the closing, the Company sold an aggregate of 1,066,667 units at an aggregate purchase price of $1,600,000 or $1.50 per unit. At the closing the Company delivered an aggregate of 1,066,667 Shares and 1,066,667 warrants to Sunflower. The warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder (the "Warrant Shares") for a period of five years from the date of issuance at an exercise price of $2.50 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

     In a separate transaction also consummated on April 11, 2005, the Company sold 413,605 additional warrants to Sunflower Capital, LLC at a purchase price of $53,333 or approximately $.13 per warrant. These warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in these warrants.

     William P. Moore, a director and shareholder beneficially owning approximately 9.10% of the issued and outstanding shares of the Company's common stock is the managing member of Sunflower Capital, LLC.

     On April 13, 2005, the Company's Chief Financial Officer and a Director of the Company received 15,000 and 10,000 options exercisable at $1.90 per share. The shares were issued under the Company's 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003.

     The Company issued 10,000 shares of its common stock pursuant to the exercise of a stock option for a like number of shares in April 2005. The exercise price of these options was $1.00

     On June 16, 2005, the Company issued 2,500 stock options exercisable at $1.75 to Robert Myers in connection with his hiring by the Company as a Network Administrator II. The options were issued in accordance with the Company's 2002 Equity Incentive Plan.

     On June 28, 2005, the Company received funds from the private sale of its securities to ten (10) investors, including Sunflower Capital, LLC a limited liability company managed by William P. Moore, a director of the Company. The securities sold consisted of units comprised of shares of the Company's common stock (the "Shares") and warrants to purchase shares of the Company's common stock (the "Warrants"). At the closing, the Company sold an aggregate of 267,833 units at an aggregate purchase price of approximately $401,750 or $1.50 per unit. At the closing the Company delivered an aggregate of 267,833 Shares and delivered Warrants to purchase an additional 267,833 shares of the Company's common stock.

     The Warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder (the "Warrant Shares") for a period

                                 SiriCOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


     of five years from the date of issuance at an exercise price of $2.50 per share. The Warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the Warrants.

5.   Commitments and Contingencies:

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


6.   Subsequent Events:

     On July 1, 2005 the Company entered into a Consulting Agreement with Interactive Resources Group, Inc. ("IRG"). The initial term of the Consulting Agreement expires on October 1, 2005 and is renewable upon the mutual consent of both parties. During the term of the Consulting Agreement, IRG shall provide corporate consulting services to the Company in connection with corporate finance relations, corporate financial services, mergers and acquisitions as well as introducing the Company to broker/dealers, investment analysts, funding sources and generally assist the Company in its efforts to enhance its visibility in the financial community.

     In consideration of the services to be performed by IRG on behalf of the Company, the Company issued 15,000 shares of its Common Stock and 20,000 Common Stock Purchase Warrants to IRG. The warrants vest on August 30, 2005 and are exercisable for four (4) years as follows:

                  10,000 shares at $2.50
                  5,000 shares at $3.00
                  5,000 shares at $4.00

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

         The Company's corporate address is 2900 Davis Boulevard, Suite 130, Joplin, Missouri 64804, its telephone number is 417-626-9971 and its fax number is 417-782-0475.

         SiriCOMM Missouri was founded in 2000 to become a broadband wireless application service provider to supply productivity and cost reduction software applications to the commercial vehicle industry and other users whose effectiveness "over-the-road" requires affordable driver connectivity and vehicle-access software productivity tools.

         In April 2005, the Company began installing test sites pursuant to its agreement with Pre-Pass which will ultimately enable the Company to install an additional 260 sites. The Company began generating revenues through credit card sales in early December 2004, but revenues to date are still not sufficient to cover the Company's operating expenses. In June 2005, Pilot Travel Centers began offering the Company's InTouch Service as a cash point of purchase item at the cash registers at its 250 sites nationwide.

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

         SiriCOMM's patent-pending network infrastructure solution provides considerable benefits when compared to other solutions competing in the space. The architecture transmits data at speeds of up to 48,000 kilobits per seconds ("kbps"), or 20 to 100 times faster than other wireless solutions such as GSM (9.6 kbps), CDMA2000-1XRTT (144 kbps), or Qualcomm's USAT (2 kbps). SiriCOMM will install network access nodes using Wireless Fidelity (Wi-Fi) access points at strategic locations nationwide. Each wireless local area network is interconnected using satellite communications and the Company's proprietary server solution. The point-to-multipoint broadcast feature of the Company's network provides considerable cost-to-bandwidth efficiencies. SiriCOMM's software applications leverage this optimized data network to deliver significant cost reduction and productivity improvement opportunities to subscribing companies. For a flat, low monthly fee subscribers will have access to a suite of productivity software, the Internet, e-mail, proprietary company intranet information, and similar business tools. Users will connect to the network using any 802.11-compatible device. For the most mobile subscribers, SiriCOMM recommends a Wi-Fi-enabled Palm OS handheld computer. SiriCOMM's solutions began to become commercially available during the second quarter of the calendar year 2005.

         The Company markets its products and services principally through assorted value added reseller agreements and a select small sales team. As the trucking industry is highly fragmented and comprised of numerous small to medium-sized fleet owners, it is impractical to individually reach these fleets, thus, by using resellers who are similarly selling into this market, the Company can better manage its cost of sales. Similarly, the Company's own salesforce can better expend its efforts on the much larger fleets. SiriCOMM's continues to concentrate its sales efforts on InTouch while installing additional hot spots to increase its density of site installations across the country.

         The accompanying consolidated financial information includes the accounts of SiriCOMM and its wholly-owned subsidiary, SiriCOMM-Missouri incorporated under the laws of Delaware and Missouri respectively. All intercompany accounts and transactions have been eliminated in consolidation.


Results of Operations for the Three Months Ended June 30, 2005 and 2004

Revenues

       SiriCOMM generated revenues of $55,686, for the three months ending June 30, 2005 while not generating any revenues during fiscal 2004. Revenues were solely derived from the Company's offering of its InTouch Internet service. In late June, Pilot Travel Centers introduced the Company's InTouch Service as a cash point of purchase transaction at the registers to facilitate purchases. No billings will be realized until July from these types of transactions. Previously, the Company was limited to accepting only credit card purchases. Limited advertising has been conducted to date and no assurances can be offered that the Company will generate any meaningful revenues from the offering of the InTouch service in the future.

Operating Expenses

Our operating expenses consist of product research and development costs, general and administrative, selling, depreciation and amortization, as well as amortization of long-term prepaid assets as compared to the same period in 2004.

During the three months ended June 30, 2005, net operating losses totaled $1,136,982 as compared to net operating losses of $1,115,565, for the three months ended June 30, 2004 .

The Company has increased its number of employees in accounting, software development and customer service which have contributed to the increase in net operating losses. These expenses were necessary to build the Company's infrastructure, support the InTouch service and improve the Company's Corporate Governance.

General and Administrative Expenses

Our General and Administrative expenses consist of corporate overhead costs, administrative support, professional fees and amortization of prepaid consulting fees.

For the three months ending June 30, 2005, SiriCOMM's general and administrative expenses totaled $591,337 or 49.6% of total operating expenses, while for the three months ended, June 30, 2004 general and administrative expenses totaled $916,468 or 82.2% of total operating expenses.

$300,840 represents a non-cash vesting of consulting fees paid by the issuance of stock granted in 2004. Accounting and legal fees accounted for $102,994 which increased due to the Company's filing of a Registration Statement on Form SB-2.

Salaries

For the three months ending June 30, 2005, SiriCOMM incurred salaries of $278,295, representing 23.3% of operating expenses, as compared to $209,120, or 18.7% , of total operating expenses for the three months ended June 30, 2004.

The Company has hired an additional nine employees including a Controller since the same period ending June 30, 2004.

Satellite Access Fees

Satellite access fees have been incurred as a result of the Company launching its proprietary network, expenses were realized for the three month period ended June 30, 2005 of $195,615 or 16.4% of operating expenses. The non-cash component of the satellite access fees for the three month period ending June 30, 2005 was $126,009. The Company had not yet launched the network, thus no satellite access fees had been incurred at the same period ending June 30, 2004.

Depreciation and Amortization

Depreciation and amortization expense was $114,681 for the three month period ending June 30, 2005 as compared to $5,177 for the same period ending June 30, 2004. The increase is primarily due to the fact that the Company placed its Wi-Fi network in service during 2005.

Interest Expense

For the three months ending June 30, 2005, interest expense was $8,831 as compared to $5,189 during the three months ended June 30, 2004. The increase in interest expense is attributable to the Company increasing its borrowing on its equipment line to $429, 264 from $122,000 during the same period ending June 30, 2004.


Results of Operations  For the Nine Months Ended June 30, 2005 and 2004

Revenues

Revenues for the nine month period ended June 30, 2005 were $89,134 which were derived exclusively from credit card sales of the Company's InTouch Internet service. The Company had no revenues at this period ending June 30, 2004.

Operating Expenses

During the nine months ended June 30, 2005, net operating losses totaled $2,446,746 as compared to net operating losses of $2,133,718 for the nine months ended June 30, 2004

The Company has increased its number of employees in accounting, software development and customer service which have contributed to the increase in net operating losses. These expenses were necessary to build the Company's infrastructure, support the InTouch service and improve the Company's Corporate Governance.

General and Administrative Expenses

Our General and Administrative expenses include corporate overhead costs, administrative support, professional fees and amortization of prepaid consulting fees as compared to the same period in 2004.

For the nine months ending June 30, 2005, SiriCOMM's general and administrative expenses totaled $927,654, or 36.6% of total operating expenses, while for the nine months ended, June 30, 2004 general and administrative expenses totaled $1,625,487, or 76.2% of total operating expenses.

Salaries

For the nine months ending June 30, 2005, SiriCOMM incurred salaries of $847,445 representing 33.4% of operating expenses, as compared to $428,854, or 20.1% of total operating expenses for the nine months ended June 30, 2004.

The Company has hired an additional nine employees including a Controller since the same period ending June 30, 2004.

Satellite Access Fees

Satellite access fees have been incurred as a result of the Company launching its proprietary network, expenses of $486,244 were realized for the nine month period ended June 30, 2005 or 19.2% of total operating costs. The non-cash component of the satellite access fees for the nine month period ending June 30, 2005 was $250,018. The Company had not yet launched the network thus no satellite access fees had been incurred at the same period ending June 30, 2004.

Depreciation and Amortization

Depreciation expense was $236,746, or 9.3% of total operating expense for the nine month period ending June 30, 2005 as compared to $15,107, or 0.7% of total operating expenses for the same period ending June 30, 2004. The increase is primarily due to the fact that the Company placed its Wi-Fi network in service during 2005.

Interest Expense

For the nine months ending June 30, 2005, interest expense was $18,097 as compared to $23,869 during the nine months ended June 30, 2004.

Liquidity and Capital Resources

We continue to finance our operations entirely from invested funds and limited borrowing for capital expenditures. No assurances can be given that revenues will increase sufficiently to cover operating expenses or that the Company can continue to attract capital under terms favorable to it shareholders.

As of June 30, 2005, our current assets including cash and cash equivalents, investments, accounts receivables and other current assets amounted to approximately $1,841,175. Current liabilities amounted to approximately $1,003,194 and include note payable to Southwest Missouri Bank, accounts payable, accrued salaries, and other accrued expenses.

As an emerging wireless applications services provider, we are involved in a number of business development projects, continued network installation and general operating capital requirements that will continue to require external capital to finance the Company as it introduces its applications within its business model. No assurances can be given as to the industry's willingness to purchase the Company's products or services.

As we continue to ramp-up our business and obtain new ISP contracts, the Company believes that it has adequate liquidity and that we can achieve profitability in 2006. The Company is dedicating its efforts currently to building its Internet Service and growing its network site density in order to facilitate the launch of its other planned software products.

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

         As part of the private placement, the Company was required to file with the Securities and Exchange Commission a Registration Statement covering the Shares, the Warrant Shares and the Agent Shares, which became effective on May 5, 2005, within the allotted time frame as set forth in the offering materials.

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

         As a further inducement to the investors exercising their warrants, the Company also registered the shares issued upon exercise of the warrants and the shares underlying the new warrants.

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

         On January 30, 2005, the Company granted 2,000,000 shares of restricted stock plus 1,000,000 three years warrants exercisable at $2.00 to Sat-Net under the terms of a Memorandum of Understanding.

         On March 11, 2005, the Company borrowed $150,000 on its line of credit facility with Southwest Missouri Bank. The proceeds were paid to Via-Sat in conjunction with the installation and distribution of hotspots.

         On April 11, 2005, SiriCOMM, Inc. consummated the private sale of its securities to Sunflower Capital, LLC. The securities sold consisted of units comprised of shares of the Company's common stock (the "Shares") and warrants to purchase shares of the Company's common stock (the "Warrants"). At the closing, the Company sold an aggregate of 1,066,667 units at an aggregate purchase price of $1,600,000 or $1.50 per unit. At the closing the Company delivered an aggregate of 1,066,667 Shares and delivered Warrants to purchase an additional 1,066,667 shares of the Company's common stock.

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

         William P. Moore, a director and shareholder beneficially owning approximately 9.10% of the issued and outstanding shares of the Company's common stock is the managing member of Sunflower Capital, LLC.

         The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

         On May 27, 2005, SiriCOMM granted to MCC Securities and related parties and aggregate of 33,000 shares pursuant to a financial advisory contract, the shares were registered on Form S-8 filed with the SEC on April 14, 2003.

         The Company received funds in late June from the private sale of its securities to ten (10) investors, including Sunflower Capital, LLC a limited liability company managed by William P. Moore, a director of the Company. The securities sold consisted of units comprised of shares of the Company's common stock and warrants to purchase shares of the Company's common stock. At the closing, the Company sold an aggregate of 267,833 units at an aggregate purchase price of approximately $401,750 or $1.50 per unit. At the closing the Company delivered an aggregate of 267,833 Shares and delivered Warrants to purchase an additional 267,833 shares of the Company's common stock.

         The Warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder (the "Warrant Shares") for a period of five years from the date of issuance at an exercise price of $2.50 per share. The Warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the Warrants.

         In a separate transaction from funds received in June the Company sold 25,850 warrants to Sunflower Capital, LLC at a purchase price of $3,333.50 or approximately $0.13 per warrant. These warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five (5) years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in these warrants.

         Contractual Obligations and Commercial Commitments

Contractual obligations as of June 30, 2005 are as follows:

                                                              Payments Due by Period
------------------------------ --------------- ------------------- -------------- -------------- --------------------
Contractual                                        Less than
Obligations                        Total             1 year          1-3 years      4-5 years       After 5 years
------------------------------ --------------- ------------------- -------------- -------------- --------------------
Line of credit and note          $ 429,264         $ 429,264          $     -        $     -           $     -
payable
------------------------------ --------------- ------------------- -------------- -------------- --------------------
Operating leases                         -                 -                 -             -                 -
------------------------------ --------------- ------------------- -------------- -------------- --------------------
Total contractual cash
obligations                      $ 429,264         $ 429,264          $     -        $     -           $     -
------------------------------ --------------- ------------------- -------------- -------------- --------------------

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

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company will be required to adopt Statement 123(R) at the end of its year ending September 30, 2007. The Company has not determined what financial statement impact Statement 123(R) will have on the Company.

COMMITMENTS

         We do not have any commitments that are required to be disclosed in tabular form as of June 30, 2005.

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

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings

         On December 17, 2004, Henry Hoffman, Kory Dillman, David Mendez, Tom Noland, Richard Iler and Terry Thompson were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dillman, Mendez and Iler are officers and directors of the Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The action was brought in the Circuit Court of Jackson County, Missouri at Kansas City (04CV236387). The action alleges fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The Company is not a party to this lawsuit. The complaint seeks damages in excess of $9,679,903. The defendant's filed a motion to dismiss which was denied by the Court. The defendant will file their answer to the complaint no later than August 15, 2005. In addition, the defendants are considering filing counter claims against the plaintiff as part of their answer. The Company will pay all expenses relating to the defense of this matter. In management's opinion this case is without merit and the defendants intend on defending this matter vigorously.

Item 2: Changes in Securities and Use of Proceeds

         (a) None

         (b) None

         (c) On April 11, 2005, SiriCOMM, Inc. consummated the private sale of its securities to Sunflower Capital, LLC. The securities sold consisted of units comprised of shares of the Company's common stock (the "Shares") and warrants to purchase shares of the Company's common stock (the "Warrants"). At the closing, the Company sold an aggregate of 1,066,667 units sat an aggregate purchase price of $1,600,000 or $1.50 per unit. At the closing the Company delivered an aggregate of 1,066,667 Shares and delivered Warrants to purchase an additional 1,066,667 shares of the Company's common stock.

         The Warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder (the "Warrant Shares") for a period of five years from the date of issuance at an exercise price of $2.50 per share. The Warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the Warrants.

         In a separate transaction also consummated on April 11, 2005, the Company sold 413,605 warrants to Sunflower Capital, LLC at a purchase price of $53,333 or approximately $.13 per warrant. These warrants entitled the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five (5) years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in these warrants.

         William P. Moore, a director and shareholder beneficially owning approximately 9.10% of the issued and outstanding shares of the Company's common stock is the managing member of Sunflower Capital, LLC.

         The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

         The Company issued an aggregate of 10,000 shares to Staunton McLane pursuant to the exercise of a stock option for a like number of shares. The exercise price of these options is $1.00. The Shares underlying the option were registered on Form S-8 on April 14, 2003. As of the date of this report, Staunton McLane has a balance of 43,000 options, each exercisable at $1.00 per share.

         On April 13th, 2005, the Company granted 15,000 stock options to J. Richard Iler, our Chief Financial Officer. These options were granted under the Company's 2002 Equity Incentive Plan. The exercise price of these options is $1.90 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003.

         On April 13th, 2005, the Company granted 10,000 stock options to Terry Thompson, a Director of the Company. These options were granted under the Company's 2002 Equity Incentive Plan. The exercise price of these options is $1.90 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003.

         The cash proceeds of the above sales of securities of the Company were used for general corporate purposes in developing the Company's planned services.

         From funds received in June, SiriCOMM, Inc. consummated the private sale of its securities to ten (10) investors, including Sunflower Capital, LLC a limited liability company managed by William P. Moore, a director of the Company. The securities sold units comprised of shares of the Company's common stock (the "Shares") and warrants to purchase shares of the Company's common stock (the "Warrants"). At the closing, the Company sold an aggregate of 267,833 units at an aggregate purchase price of approximately $401,750 or $1.50 per unit. At the closing the Company delivered an aggregate of 267,833 Shares and delivered Warrants to purchase an additional 267,833 shares of the Company's common stock.

         The Warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder (the "Warrant Shares") for a period of five years from the date of issuance at an exercise price of $2.50 per share. The Warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the Warrants.

         In a separate transaction the Company sold 25,850 warrants to Sunflower Capital, LLC at a purchase price of $3,333.50 or approximately $.13 per warrant. These warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five (5) years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in these warrants.

         The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

         As described below in Item 5, the Company issued to Interactive Resources Group, Inc. 15,000 shares of its Common Stock and 20,000 Common Stock Purchase Warrants exercisable for four years as follows:

                  10,000 shares at $2.50
                  5,000 shares at $3.00
                  5,000 shares at $4.00

         On June 16, 2005, the Company issued 2,500 stock options exercisable at $1.75 per share to Robert Myers in connection with his hiring by the Company as a Network Administrator II. The options were issued in accordance with the Company's 2002 Equity Incentive Plan.

         (d) Not Applicable

Item 3.: Defaults upon Senior Securities

         None

Item 4.: Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on May 11, 2005, the following six directors were elected by a majority of the outstanding shares of common stock of the Company. Each director was elected to one-year terms.

                  Henry P. (Hank) Hoffman
                  David N. Mender
                  Kory S. Dilman
                  J. Richard Iler
                  Terry W. Thompson
                  William P. Moore.

         At the same meeting, the shareholders ratified the appointment of BKD, LLP to serve as the independent auditors for the fiscal year ended September 30, 2005.

Item 5.: Other Information

         On July 1, 2005 the Company entered into a Consulting Agreement with Interactive Resources Group, Inc. ("IRG"). The initial term of the Consulting Agreement expires on October 1, 2005 and is renewable upon the mutual consent of both parties. During the term of the Consulting Agreement, IRG shall provide corporate consulting services to the Company in connection with corporate finance relations, corporate financial services, mergers and acquisitions as well as introducing the Company to broker/dealers, investment analysts, funding sources and generally assist the Company in its efforts to enhance its visibility in the financial community.

         In consideration of the services to be performed by IRG on behalf of the Company, the Company issued 15,000 shares of its Common Stock and 20,000 Common Stock Purchase Warrants to IRG. The warrants vest on August 30, 2005 and are exercisable for four (4) years as follows:

                  10,000 shares at $2.50
                  5,000 shares at $3.00
                  5,000 shares at $4.00

Item 6.: Exhibits

                  The following exhibits are filed as part of this report:

                  31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

                  31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 15, 2005              SIRICOMM, INC.



                                    By:  /s/ Henry P. Hoffman
                                       -----------------------------------------
                                       Henry P. Hoffman, President and
                                       Chief Executive Officer



                                    By:   /s/ J. Richard Iler
                                       -----------------------------------------
                                       J Richard Iler,  Executive Vice President
                                       and Chief Financial Officer