Form 10KSB/A
period 2004-09-30
SIRICOMM INC
filed 2005-10-04
CIK 851199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


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

SiriCOMM, Inc. hereby amends and restates in its entirety its Annual Report on Form 10-KSB for the period ending September 30, 2004, which was filed on January 13, 2005, by filing this amended annual report as provided by the applicable rules under the Securities and Exchange Act of 1934. The Company has revised portions of its financial statements and legal disclosure in response to comments made by the staff of the Securities and Exchange Commission during their review of the Company's 10-KSB. This Form 10-KSB/A contains a restatement of the Company's annual financial statements and related disclosure to reflect its responses to those comments.



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

Contractual Obligations and Commercial Commitments

Contractual obligations as of September 30, 2004 are as follows:

                                                              Payments Due by Period
- ----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Contractual                                      Less than                                             After
Obligations                       Total           1 year          1-3 years       4-5 years           5 years
- ----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Line of credit and note
payable                             $147,000         $147,000                      $     -            $     -
- ----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Operating leases                        -            -                   -            -                  -
- ----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Total contractual cash
obligations                         $147,000         $147,000                      $     -            $     -
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

ITEM 8A CONTROLS AND PROCEDURES.


         As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure, except that management has acknowledged the need to seek advice of its auditors and counsel prior to the issuance of the Company's securities so as to determine the effects of such issuance on the Company's financial statements prior to issuance. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

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

Name                        Age      Position(s) Held
- ----                        ---      ----------------

Henry P. (Hank) Hoffman     53      President, CEO and Chairman
David N. Mendez             44      Executive Vice President - Sales and
                                    Marketing   and a Director
Kory S. Dillman             33      Executive Vice President - Internet Business
                                    Development and a Director
J. Richard Iler             52      Chief Financial Officer, Director
Terry W. Thompson           54      Director
Austin O'Toole              69      Director

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

         In fiscal year 2004, the directors listed below received stock options as part of the director's compensation:

                            No. of       Exercise     Date of    Expiration
Name                   Options Granted    Price        Grant        Date
- ----                   ---------------   --------     -------    ----------
Terry W. Thompson           10,000        $4.05       9/2/04       9/1/14

Austin O'Toole              10,000        $4.05       9/2/04       9/1/14

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

                                           SUMMARY COMPENSATION TABLE

                                                                                                   Long Term
                                                                    Annual Compensation          Compensation
                                                              -----------------------------   -----------------------
                                                Fiscal Year
                                                   Ended
Name and Principal Position                    September 30      Salary ($)      Bonus ($)      Options/SARS (#)
- ---------------------------                    ------------      ----------      ---------      ----------------
Henry P. Hoffman (a)                               2004        $   175,000            -                  -
President, CEO and Chairman                        2003            150,000            -                  -
                                                   2002            118,269

David N. Mendez (b)                                2004            125,000            -                  -
EVP- Sales and Marketing and Director              2003            125,000            -                  -
                                                   2002             93,750

Kory S. Dillman (b)                                2004            125,000            -                  -
EVP - Internet Business Development                2003            125,000            -                  -
and Director                                       2002             98,558

J. Richard Iler                                    2004             75,831
Chief Financial Officer and Director               2003
                                                   2002
- ----------------

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

Stock Options

                                            OPTIONS/SAR GRANTS TABLE

                                    Option/SAR Grants in the Last Fiscal Year
                                                Individual Grants

                                                                              % of Total
                                                                             Options/SARs
                                                                              Granted to      Exercise or
                                                 Fiscal    Options/SARs      Employees in      Base Price   Expiration
Name and Principal Position                       Year      Granted (#)       Fiscal Year        ($/Sh)        Date
- ---------------------------                       ----      -----------       -----------        ------        ----
Henry P. Hoffman                                  2004          -0-              0.0%             -0-           --
President, CEO and Chairman of the Board

David N. Mendez                                   2004          -0-              0.0%             -0-           --
EVP- Sales and Marketing and Director

Kory S. Dillman                                   2004          -0-              0.0%             -0-           --
EVP - Internet Business Development
and Director

J. Richard Iler                                   2004        145,000            0.0%            $1.00        11/17/13
Chief Financial Officer and Director

                                 OPTIONS/SAR EXERCISES AND YEAR-END VALUE TABLE

                 Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Value

                                                                                                           Value of
                                                                                          Number of       Unexercised
                                                                                         Unexercised     In-the-money
                                                                                        Options/SARs     Options/SARs
                                                               Shares        Value      at FY-End (#)    at FY-End ($)
                                                  Fiscal     Acquired on    Realized    Exercisable /    Exercisable /
Name and Principal Position                         Year    Exercise (#)      ($)       Unexercisable    Unexercisable
- ---------------------------                         ----    ------------    --------    -------------    -------------
Henry P. Hoffman                                    2004         -0-          -0-      (E)-0- / (U)-0-   (E)$0 /(U)$0
President, CEO and Chairman of the Board

David N. Mendez                                     2004         -0-          -0-      (E)-0- / (U)-0-   (E)$0 /(U)$0
EVP- Sales and Marketing and Director

Kory S. Dillman                                     2004         -0-          -0-      (E)-0- / (U)-0-   (E)$0 /(U)$0
EVP - Internet Business Development
and Director

J. Richard Iler                                     2004        4,200         -0-  (E)140,800-0-/ (U)-0-  (E)$0 /(U)$0
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

                                                               Amount of                       Percent of
Name and Address                                        Beneficial Ownership (1)        Beneficial Ownership (2)
- ----------------                                        ------------------------        ------------------------
Henry P. Hoffman                                                 5,712,303                            34.90%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

David N. Mendez                                                  1,088,331                             6.65%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

Kory S. Dillman                                                  1,023,535                             6.25%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

J. Richard Iler (3)                                                140,000                             0.08%
12 Jennifer Drive
Westford, MA  01886

Terry W. Thompson (4)                                              370,884                             2.24%
406 N. Belaire
Monett, MO  65708

Austin O'Toole                                                           0                             0.00%
2200 Willowick, 10-H
Houston, TX  77027

William P. Moore, III, as Trustee of the  (5)                    1,700,000                             9.88%
William P. Moore III Revocable Trust dated
October 9, 2001
10801 Mastin, Suite 920
Overland Park, KS

Quest Capital Alliance LLC                                       1,154,000                             7.00%
3140 E. Division
Springfield, MO  65802

Robert J. Smith (6)                                              1,553,931                             9.40%
3865 E. Turtle Hatch
Springfield, MO  65809

All Directors and Officers as a Group
(6 Persons)(6)                                                   8,335,053                            50.00%

- ------------------
(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire within 60 days through the exercise of warrants or the conversion of Preferred Stock pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the Securities Exchange Act of 1934.

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


Principal Executive                   Title                         Date
-------------------                   -----                         ----

/s/ Henry P. Hoffman       President, Chief Executive         September 30, 2005
-----------------------        Officer and Director
Henry P. Hoffman


/s/ J. Richard Iler        Chief Financial Officer and        September 30, 2005
------------------------            Director
J. Richard Iler


Directors
---------

/s/ David N. Mendez          Executive Vice President -       September 30, 2005
------------------------     Sales and Marketing and
David N. Mendez                      Director



/s/ Kory S. Dillman          Executive Vice President -       September 30, 2005
-----------------------      Internet Business Develop.
Kory S. Dillman                      and Director



/s/ Terry W. Thompson                  Director               September 30, 2005
------------------------
Terry W. Thompson


                                      Director                September 30, 2005
------------------------
Austin M. O'Toole

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


         As discussed in Note 13, in 2005 the Company changed its method of accounting for redeemable perferred stock by retoactively restating its September 30, 2004 financial statements.


                                                 /s/ BKD, LLP

         BKD, LLP
         Joplin, Missouri

         November 8, 2004, except for Note 12,
           as to which the date is January 5, 2005, and Note 13, as to which the date is September 27, 2005

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


                        /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
January 11, 2004

                        401 East Jackson St., Suite 3400
                 Tampa, FL 33602 813-222-8555 Fax: 813-222-8560

                                         SiriCOMM, Inc.
                                (A Development Stage Enterprise)
                                   Consolidated Balance Sheet
                                       September 30, 2004



ASSETS
Current Assets
  Cash and cash equivalents                                                         $       1,019,616
  Prepaid expenses and other                                                                   16,563
                                                                                    ------------------
     Total current assets                                                                   1,036,179
                                                                                    ------------------

  Property and Equipment, At Cost
    Equipment                                                                                 111,818
    Network equipment in progress of installation                                             646,000
                                                                                    ------------------
                                                                                              757,818
     Less accumulated depreciation                                                             62,032
                                                                                    ------------------
                                                                                              695,786
                                                                                    ------------------
  Software, net of amortization                                                                19,934
                                                                                    ------------------

Total assets                                                                        $       1,751,899
                                                                                    ==================

 Liabilities and Stockholders' Equity


Current Liabilities
  Note payable to bank                                                              $         122,000
  Current maturities of  long-term debt                                                        25,000
  Accounts payable                                                                             50,816
  Accrued salaries                                                                            269,125
  Other accrued expenses                                                                       45,928
                                                                                    ------------------
     Total current liabilities                                                                512,869
                                                                                    ------------------

Total liabilities                                                                             512,869
                                                                                    ------------------

   Preferred stock  redeemable and convertible, - Series A par value $.001;
     500,000 shares authorized; 213,417 shares issued and outstanding;
     dividend rate of $0.025 per share per quarter commencing March 2004;
     liquidation preference of $1 per outstanding share cash payment                          250,765

Stockholders' Equity
   Common stock - par value $.001; 50,000,000 shares authorized;
     16,255,650 shares issued and outstanding                                                  16,252
   Additional paid-in capital                                                               8,379,044
   Deferred compensation                                                                     (722,016)
   Deficit accumulated during the development stage                                        (6,685,015)
                                                                                    ------------------
Total stockholders' equity                                                                    988,265
                                                                                    ------------------

Total liabilities and stockholders' equity                                          $       1,751,899
                                                                                    ==================



See Notes to Consolidated Finanical Statements

                                      F-3

                                                 SiriCOMM, Inc.
                                        (A Development Stage Enterprise)
                                      Consolidated Statements of Operations


                                                         Years Ended September 30,    From Inception (April  From Inception (April
                                                       ------------------------------     24, 2000) to           24, 2000) to
                                                           2004            2003        September 30, 2004     September 30, 2003
                                                       -------------   --------------  ---------------------------------------
Revenues                                               $          -     $          -        $          -         $          -
Operating Expenses
 General and administrative                                 407,597          252,758           1,024,044              616,447
 Salaries and consulting fees                             2,079,477        1,249,990           4,320,907            2,241,430
 Stock-based compensaton                                     50,000                -              50,000                    -
 Write-off of note receivable                                     -                -              50,000               50,000
 Research and development                                    26,450           77,567             362,669              336,219
 Depreciation and amortization                               21,803           19,293              64,262               42,459
                                                       ------------     ------------        ------------         ------------
            Total operating expenses                      2,585,327        1,599,608           5,871,882            3,286,555
                                                       ------------     ------------        ------------         ------------

Operating Loss                                           (2,585,327)      (1,599,608)         (5,871,882)          (3,286,555)
                                                       ------------     ------------        ------------         ------------

Other Income (Expense)
  Interest income                                             4,215                -               4,215                    -
  Other income                                               37,223                -              37,223                    -
  Interest expense                                          (26,578)         (50,948)           (121,178)             (94,600)
  Loan costs                                               (207,940)        (475,453)           (733,393)            (525,453)
                                                       ------------     ------------        ------------         ------------

Net Loss                                               $ (2,778,407)    $ (2,126,009)       $ (6,685,015)        $ (3,906,608)
                                                       ============     ============        ============         ============


Add: Dividends declared on preferred stock                  (16,006)               -             (16,006)                   -
                                                       ------------     ------------        ------------         ------------

Loss available to common shareholders                  $ (2,794,413)    $ (2,126,009)       $ (6,701,021)        $ (3,906,608)
                                                       ============     ============        ============         ============

Basic and diluted loss per common share                $      (0.19)    $      (0.21)       $      (1.20)        $      (1.34)
                                                       ============     ============        ============         ============

Basic and diluted weighted average common
  shares outstanding                                     14,684,210       10,014,621           5,578,687            2,921,094
                                                       ============     ============        ============         ============


See Notes to Consolidated Finanical Statements

                                      F-4

                                                                 SiriCOMM, Inc.
                                                        (A Development Stage Enterprise)
                                                 Consolidated Statements of Stockholders' Equity


                                                     Common Stock    Additional
                                                 -------------------   Paid-in    Deferred   Accumulated   Treasury
                                                   Shares     Amount   Capital  Compensation   Deficit      Stock        Total
                                                 ----------  ------- ---------- ------------ -----------  ----------  ----------
April 24, 2000

 Issuance of founder shares at
   inception                                          3,333  $ 3,333  $        -  $       -  $         -  $        -  $    3,333
 Conversion of debt to equity                         6,372    6,372     379,844          -            -           -     386,216
 Net loss for the period                                  -        -           -          -     (398,391)          -    (398,391)
                                                 ----------  -------  ----------  ---------  -----------  ----------  ----------

Balance, September 30, 2000                           9,705    9,705     379,844          -     (398,391)          -      (8,842)

 Issuance of common stock                               295      295     288,709          -            -           -     289,004
 Net loss                                                 -        -           -          -     (470,597)          -    (470,597)
                                                 ----------  -------  ----------  ---------  -----------  ----------  ----------

Balance, September 30, 2001                          10,000   10,000     668,553          -     (868,988)          -    (190,435)

 Treasury stock purchased                                                                                   (253,524)   (253,524)
 Issuance of 1,472 treasury shares                                      (184,641)                            220,311      35,670
 Net loss                                                 -        -           -          -     (911,611)          -    (911,611)
                                                 ----------  -------  ----------  ---------  -----------  ----------  ----------

Balance, September 30, 2002                          10,000   10,000     483,912          -   (1,780,599)    (33,213) (1,319,900)

 Reverse merger and reorganization                9,712,867     (277)   (247,892)                             33,213    (214,956)
 Conversion of debt to equity                     2,029,000    2,029   1,104,971                                       1,107,000
 Stock issued for loan costs                        137,782      138     272,574                                         272,712
 Stock issued for services                        1,001,944    1,002   1,144,157                                       1,145,159
 Stock warrants issued for services                                      185,000                                         185,000
 Stockholder contributions                                               829,838                            (458,838)    371,000
 Proceeds from stock issuance                        75,000       75      74,925                                          75,000
 Net loss                                                                                     (2,126,009)             (2,126,009)
                                                 ----------  -------  ----------  ---------  -----------  ----------  ----------

Balance, September 30, 2003                      12,966,593   12,967   3,847,485          -   (3,906,608)   (458,838)   (504,994)

 Fair value of conversion options
   added to perferred stock                               -        -     (21,342)         -            -           -     (21,342)
 Conversion of debt to equity                       429,571      429     443,552                                         443,981
 Stock issued for loan costs                          9,593       10      13,670                                          13,680
 Stock issued for services                          570,000      570   1,306,610   (722,016)                             585,164
 Stock warrants exercised                           176,000      176      87,824                                          88,000
 Stock options issued for services                                       137,000                                         137,000
 Stock options exercised                             46,000       42      45,458                                          45,500
 Proceeds from stock issuance
    completed March 10, 2004; net of
    consideration of $95,000                      1,925,000    1,925   1,828,075                                       1,830,000
 Proceeds from stock issuance
    completed May 4, 2004                           328,143      328   1,115,361                                       1,115,689
 Issuance of options to employees, net                                    50,000                                          50,000
 Accrued dividends                                                       (16,006)                                        (16,006)
 Treasury stock retired                            (195,250)    (195)   (458,643)                            458,838           -
 Net loss                                                                                     (2,778,407)             (2,778,407)
                                                 ----------  -------  ----------  ---------  -----------  ----------  ----------
Balance, September 30, 2004                      16,255,650  $16,252  $8,379,044  $(722,016) $(6,685,015) $        -  $  988,265
                                                 ==========  =======  ==========  =========  ===========  ==========  ==========


See Notes to Consolidated Finanical Statements

                                      F-5

                                                  SiriCOMM, Inc.
                                         (A Development Stage Enterprise)
                                      Consolidated Statements of Cash Flows



                                                      Years Ended September 30,        From Inception (April  From Inception (April
                                                   -----------------------------------     24, 2000) to           24, 2000) to
                                                        2004                2003        September 30, 2004     September 30, 2003
                                                    ------------         ------------  ---------------------  ---------------------
                                                      Restated                                Restated
Operating Activities
  Net loss                                          $ (2,778,407)        $ (2,126,009)     $ (6,685,015)        $ (3,906,608)
     Items not requiring (providing) cash
          Depreciation and software amortization          21,803               19,293            64,262               42,459
          Amortizaton of loan costs                      181,940              475,453           707,393              525,453
          Stock-based compensation for services          822,245              612,421         1,443,666              621,421
          Stock-based compensation to employees           50,000                    -            50,000                    -
          Settlement expense funded from debt
            assumption                                         -              100,672           128,672              128,672
          Accrued interest forgiven                      (37,205)                   -           (37,205)                   -
          Write-off of note receivable                         -                    -            50,000               50,000
          Other non-cash charges                               -               14,954            14,954               14,954
          Changes in
             Other current assets                        538,045               15,000           538,045                    -
             Accounts payable                             (3,865)              88,745            50,816              101,181
             Accrued and other liabilities                15,364              158,606           362,643              300,779
                                                    ------------         ------------      ------------         ------------
Net cash used in operating activities                 (1,190,080)            (640,865)       (3,311,769)          (2,121,689)
                                                    ------------         ------------      ------------         ------------


Investing Activities
  Cash acquired in business combination                        -                1,479             1,479                1,479
  Purchase of property and equipment                    (682,760)                   -          (782,719)             (99,959)
  Proceeds from sale of property and equipment                 -                    -             1,406                1,406
                                                    ------------         ------------      ------------         ------------

Net cash provided by (used in) investing activities     (682,760)               1,479          (779,834)             (97,074)
                                                    ------------         ------------      ------------         ------------

Financing Activities
  Net borrowings under line of credit                    122,000                    -           122,000                    -
  Issuance of note receivable                                  -                    -           (50,000)             (50,000)
  Advances from (repayments to) officers, net                  -                    -           386,216              386,216
  Proceeds from sale of common stock                   2,945,689               75,000         3,313,026              367,337
  Proceeds from exercise of stock options                133,500                    -           133,500                    -
  Proceeds from long-term debt                                 -              680,000         1,731,035            1,731,035
  Payment of loan costs                                        -                    -           (50,000)             (50,000)
  Payment of notes payable and long-term debt           (365,033)            (103,618)         (474,558)            (109,525)
                                                    ------------         ------------      ------------         ------------

Net cash provided by financing activities              2,836,156              651,382         5,111,219            2,275,063
                                                    ------------         ------------      ------------         ------------
Increase in Cash                                         963,316               11,996         1,019,616               56,300

Cash and Cash Equivalents, Beginning of Year              56,300               44,304                 -                    -
                                                    ------------         ------------      ------------         ------------
Cash and Cash Equivalents, End of Year              $  1,019,616         $     56,300      $  1,019,616         $     56,300
                                                    ============         ============      ============         ============



See Notes to Consolidated Finanical Statements


Supplemental Cash Flows Information
Interest paid                                       $     26,578         $     51,241      $     43,053         $     16,475
                                                    ============         ============      ============         ============

Issuance of 74,610 shares of common stock
  for services                                      $     85,122         $          -      $     85,122         $          -
                                                    ============         ============      ============         ============

Conversion of debt or payables to equity            $    595,529         $  1,107,000      $  2,088,745         $  1,493,216
                                                    ============         ============      ============         ============

Issuance of 9,842 shares of common stock
  for loan costs                                    $     13,680         $          -      $     13,680         $          -
                                                    ============         ============      ============         ============

Acquisition of treasury stock for note payable      $          -         $          -      $    253,524         $    253,524
                                                    ============         ============      ============         ============

Issuance of treasury stock for prepaid services     $          -         $          -      $     35,670         $     35,670
                                                    ============         ============      ============         ============

Debt assumed pursuant to reverse acquisition        $          -         $    100,000      $    100,000         $    100,000
                                                    ============         ============      ============         ============

Stock offering costs funded through issuance
  of stock                                          $          -         $     26,670      $     26,670         $     26,670
                                                    ============         ============      ============         ============

Stockholder contribution of stock options on
  behalf of the Company                             $          -         $    371,000      $    371,000         $    371,000
                                                    ============         ============      ============         ============

Deferred compensation                               $    721,667         $          -      $    721,667         $          -
                                                    ============         ============      ============         ============

Accrued dividends for 213,417 shares of
  series A preferred stock                          $     16,006         $          -      $     16,006         $          -
                                                    ============         ============      ============         ============

Retirement of 195,250 shares of common
  stock to the treasury                             $    459,187         $          -      $    459,187         $          -
                                                    ============         ============      ============         ============

Stockholder contribution of 195,250 shares of
  common stock to the treasury                      $          -         $    829,838      $    829,838         $    829,838
                                                    ============         ============      ============         ============

Fair value of conversion option added to
  preferred stock                                   $     21,342         $          -      $     21,342         $          -
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

                                 SiriCOMM, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003

                                                                                    Year Ended September 30
                                                                                   2004                2003
                                                                            ----------------------------------------
           Net income, (loss) as reported                                     $  (2,778,407)     $  (2,126,009)
           Add back intrinsic values of options issued to employees                  50,000                 --
           Less:  Total stock-based employee compensation cost
             determined under the fair value based method, net of
             income taxes                                                          (280,469)                --
                                                                              -------------      -------------

           Pro forma net income (loss)                                        $  (3,008,876)     $  (2,126,009)
                                                                              =============      =============
           Earnings (loss) per share:
               Basic and diluted - as reported                                $        0.19      $        0.21
                                                                              =============      =============
               Basic and diluted - pro forma                                  $        0.21      $        0.21
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

         In December 2003, the Company issued an aggregate of 213,417 shares of its Series A Preferred Stock pursuant to the conversion of an aggregate of $200,000 of debt due by the Company.


Note 7: Operating Lease

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

                                 SiriCOMM, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003


Note 13: Restatement of Prior Financial Statements

         During the fourth quarter of fiscal 2005 the Company changed its method of accounting for it Series A redeemable, convertible preferred stock. The September 30, 2004 financial statements, as previously presented, included preferred stock at par value as a component of stockholders' equity. The Company has retroactively restated its September 30, 2004 financial statements to report the redemption value of Series A preferred stock outside of liabilities and stockholders' equity. This change, current liabilities and stockholders' equity as of September 30, 2004 have decreased from the previously reported totals by $16,006 and $234,759, respectively.