Form 10QSB/A
period 2004-12-31
SIRICOMM INC
filed 2005-10-04
CIK 851199

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                  FORM 10-QSB/A


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

SiriCOMM, Inc. hereby amends and restates in its entirety its Quarterly Report on Form 10-QSB for the period ending Deccember 31, 2004, which was filed on February 14, 2005, by filing this amended quarterly report as provided by the applicable rules under the Securities and Exchange Act of 1934. The Company has revised portions of its financial statements and legal disclosure in response to comments made by the staff of the Securities and Exchange Commission during their review of the Company's 10-KSB. This Form 10-QSB/A contains a restatement of the Company's quarterly financial statements and related disclosure to reflect its responses to those comments.



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

                                         SIRICOMM, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                        DECEMBER 31, 2004
                                           (Unaudited)


                                             ASSETS

                                                                                        Restated
                                                                                    --------------
Current Assets
Cash and cash equivalents                                                           $      662,079
Prepaid expenses and other                                                                  23,177
                                                                                    --------------
Total current assets                                                                       685,256
                                                                                    --------------

Property and Equipment, At Cost
Equipment                                                                                  118,792
Network equipment in progress of installation                                              846,000
                                                                                    --------------
                                                                                           964,792

Less accumulated depreciation                                                               68,152
                                                                                    --------------
                                                                                           896,640

Software, net of amortization                                                               21,784
                                                                                    --------------

Other prepaid consulting services                                                           87,210
                                                                                    --------------

Total assets                                                                        $    1,690,890
                                                                                    ==============



                             Liabilities and Stockholders' Equity

Current Liabilities
Note payable to bank                                                                $      309,604
Current maturities of  long-term debt                                                       25,000
Accounts payable                                                                            64,264
Accrued salaries                                                                           269,125
Other accrued expenses                                                                     157,858
Deferred Revenue                                                                             3,022
                                                                                    --------------
Total current liabilities                                                                  828,873
                                                                                    --------------
Total liabilities                                                                          828,873
                                                                                    --------------

Preferred stock - redeemable and convertible, Series A par value $.001; 500,000 shares authorized; 213,417 shares issued and outstanding; dividend rate of
  $0.025 per share per quarter commencing March 2004; liquidation preference of
  $1 per outstanding share cash payment                                                    256,101

Stockholders' Equity

Common stock - par value $.001; 50,000,000 shares authorized; 16,282,450
  shares issued and outstanding                                                             16,279
Additional paid-in capital                                                               8,492,282
Deferred compensation                                                                     (722,016)
Retained deficit                                                                        (7,180,629)
                                                                                    --------------
Total stockholders' equity                                                                 605,916
                                                                                    --------------
Total liabilities and stockholders' equity                                          $    1,690,890
                                                                                    ==============


See Notes to Condensed Consolidated Finanical Statements

                                                       3

                                         SIRICOMM, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Three Months Ended
                                                                   ------------------------------------
                                                                      Restated
                                                                    December 31,           December 31,
                                                                        2004                   2003
                                                                   -------------          -------------
                                                                    (Unaudited)            (Unaudited)
Revenues                                                           $       6,273          $           -
                                                                   -------------          -------------

Operating Expenses:
General and administrative                                               150,193                347,443
Salaries                                                                 235,337                129,180
Satellite access fees                                                     93,870                      -
Stock-based compensation                                                       -                 50,000
Research and development                                                  12,600                 14,700
Depreciation and amortization                                              7,288                  4,823
                                                                   -------------          -------------
Total operating expenses                                                 499,288                546,146
                                                                   -------------          -------------

Operating loss                                                          (493,015)              (546,146)
                                                                   -------------          -------------

Other Income (Expense)
Interest income                                                            1,861                      -
Interest expense                                                          (4,460)               (14,777)
Loan costs                                                                     -               (116,130)
                                                                   -------------          -------------
                                                                          (2,599)              (130,907)
                                                                   -------------          -------------
Net loss                                                           $    (495,614)         $    (677,053)
                                                                   =============          =============

Add: Dividends declared on preferred stock                                (5,335)                     -
                                                                   -------------          -------------

Loss available to common shareholders                              $    (500,949)         $     677,053)
                                                                   =============          =============

Basic and diluted loss per common share                            $       (0.03)         $       (0.05)
                                                                   =============          =============

Weighted average shares,
basic and diluted                                                     16,270,568             12,949,245
                                                                   =============          =============


See Notes to Condensed Consolidated Financial Statements

                                                       4

                                                           SIRICOMM, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)
                                                            Restated



                                                    Common Stock     Additional   Deferred
                                                 ------------------   Paid-in      Compen-   Retained    Treasury
                                                  Shares     Amount   Capital      sation     Deficit      Stock      Total
                                                 ---------  -------  ----------  ---------  -----------  ---------  ----------
For the three months ended
 December 31, 2003:

Balance, September 30, 2003                     12,966,593  $12,967  $3,847,485  $       -  $(3,906,608) $(458,838) $ (504,994)
Conversion of debt to equity, net                  225,033      225     193,717          -            -          -     193,943
Fair Value for conversion options added
  to preferred stock                                     -        -     (21,342)         -            -          -     (21,342)
Stock issued for loan costs                          9,842       10      13,671          -            -          -      13,681
Stock issued for services                           34,000       34      38,590          -            -          -      38,624
Stock warrants exercised                           176,000      176      87,824          -            -          -      88,000
Proceeds from stock issuance                     1,440,000    1,440   1,362,809          -            -          -   1,364,249
Issuance of options to employees, net                    -        -      50,000          -            -          -      50,000
Net loss                                                 -        -           -          -     (677,053)         -    (677,053)
                                                ----------  -------  ----------  ---------  -----------  ---------  ----------
Balance, December 31, 2003                      14,851,468  $14,852  $5,572,754  $       -  $(4,583,661) $(458,838) $  545,107
                                                ==========  =======  ==========  =========  ===========  =========  ==========

For the three months ended
 December 31, 2004:

Balance, September 30, 2004                     16,255,650  $16,252  $8,379,044  $(722,016) $(6,685,015) $       -  $  988,265

Stock options exercised                             26,800       27      26,773          -            -          -      26,800
Stock options issued for services                        -        -      91,800          -            -          -      91,800
Accrued dividends                                        -        -      (5,335)         -            -          -      (5,335)
Net loss                                                 -        -           -          -     (495,614)         -    (495,614)
                                                ----------  -------  ----------  ---------  -----------  ---------  ----------
Balance, December 31, 2004                      16,282,450  $16,279  $8,492,282  $(722,016) $(7,180,629) $       -  $  605,916
                                                ==========  =======  ==========  =========  ===========  =========  ==========



See Notes to Condensed Consolidated Financial Statements

                                                               5

                                                         SIRICOMM, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                         Three Months Ended
                                                                             ------------------------------------------
                                                                                                            Restated
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
                                                                             ============                ==============


See Notes to Condensed Consolidated Finanical Statements

                                                         SIRICOMM, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                         Three Months Ended
                                                                             ------------------------------------------
                                                                             December 31,                 December 31,
                                                                                 2004                         2003
                                                                             ------------                --------------
                                                                              (Unaudited)                  (Unaudited)
Supplemental Cash Flows Information

Interest paid                                                                $      4,208                $        5,815

Stock options issued in exchange for prepaid
  consulting services                                                        $     91,800                $            -

Accrued dividends for Series A preferred stock                               $      5,335                $            -

Issuance of 34,000 shares of common stock
 for services                                                                $          -                $       38,624

Conversion of debt to equity                                                 $          -                $      407,359

Issuance of 9,842 shares of common stock for
 loan costs                                                                  $          -                $       13,681

Stock offering costs funded through issuance
 of stock                                                                    $          -                $       31,091


Fair value of conversion options added to
  preferred stock                                                            $          -                $       21,342



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


6.       Restatement of Prior Financial Statements

         During the fourth quarter of fiscal 2005 the Company changed its method of accounting for it Series A redeemable, convertible preferred stock. The December 31, 2004 and September 30, 2004 financial statements, as previously presented, included preferred stock at par value as a component of stockholders' equity. The Company has retroactively restated its December 31, 2004 and September 30, 2004 financial statements to report the redemption value of Series A preferred stock outside of liabilities and stockholders' equity. This change had no effect on loss before income taxes or net loss. As a result of this change, current liabilities and stockholders' equity as of December 31, 2004 have decreased from the previously reported totals by $21,342 and $234,759, respectively. Current liabilities and stockholders' equity as of September 30, 2004 have decreased from the previously reported totals by $16,006 and $234,759, respectively.

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

Contractual Obligations

Contractual obligations as of December 31, 2004 are as follows:

                                                            Payments Due by Period
- ----------------------------- ---------------------------------------------------------------------------------------
Contractual                                      Less than                                             After
Obligations                       Total           1 year          1-3 years       4-5 years           5 years
- ----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Line of credit and note
payable                          $334,604        $334,604          $     -      $     -           $        -
- ----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Operating leases                        -               -                -            -                    -
- ----------------------------- --------------- ---------------- ---------------- -------------- ----------------------
Total contractual cash
obligations                      $334,604        $334,604          $     -      $     -           $        -
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


         As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level, except that management has acknowledged the need to seek advice of its auditors and counsel prior to the issuance of the Company's securities so as to determine the effects of such issuance on the Company's financial statements prior to issuance.


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


Dated: September 30, 2005               SIRICOMM, INC.



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