Form 10QSB/A
period 2005-03-31
SIRICOMM INC
filed 2005-10-04
CIK 851199

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

SiriCOMM, Inc. hereby amends and restates in its entirety its Quarterly Report on Form 10-QSB for the period ending March 31, 2005, which was filed on May 12, 2005, by filing this amended quarterly report as provided by the applicable rules under the Securities and Exchange Act of 1934. The Company has revised portions of its financial statements and legal disclosure in response to comments made by the staff of the Securities and Exchange Commission during their review of the Company's 10-KSB. This Form 10-QSB/A contains a restatement of the Company's quarterly financial statements and related disclosure to reflect its responses to those comments.



                         PART I - FINANCIAL INFORMATION



Item 1:  Financial Statements


Condensed Consolidated Balance Sheets                                      3

Condensed Consolidated Statements of Operations for the six
months ended March 31, 2005 and March 31, 2004                             4

Condensed Consolidated Statements of Changes in Stockholders'
Equity for the six months ended March 31, 2005 and 2004                    5

Condensed Consolidated Statements of Cash Flows for the six months
ended March 31, 2005 and March 31, 2004                                    6

Notes to the Condensed Consolidated Financial Statements                   7


                                                     SIRICOMM, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             March 31,       September 30,
                                                                                               2005               2004
                                                                                           ------------       ------------
                                                                                            (Unaudited)         Restated
                                                                                             Restated
                                         Assets
   Current Assets
   Cash                                                                                    $    776,782       $  1,019,616
   Prepaid expenses and other                                                                    10,253             16,563
                                                                                           ------------       ------------

   Total current assets                                                                         787,035          1,036,179
                                                                                           ------------       ------------

   Property and Equipment, At Cost
   Equipment                                                                                  2,269,248            111,818
   Network equipment in progress of installation                                                105,400            646,000
                                                                                           ------------       ------------

                                                                                              2,374,648            757,818
   Less accumulated depreciation                                                                181,197             62,032
                                                                                           ------------       ------------

                                                                                              2,193,451            695,786
                                                                                           ------------       ------------

   Software, net of amortization                                                                 59,556             19,934
                                                                                           ------------       ------------

   Other prepaid consulting services                                                          2,476,791                  -
                                                                                           ------------       ------------

   Total assets                                                                            $  5,516,833       $  1,751,899
                                                                                           ============       ============


                          Liabilities and Stockholders' Equity

   Current Liabilities
   Note payable to bank                                                                    $    444,743       $    122,000
   Current maturities of  long-term debt                                                              -             25,000
   Accounts payable                                                                             213,882             50,816
   Accrued salaries                                                                             269,125            269,125
   Other accrued expenses                                                                       198,764             45,928
   Deferred revenue                                                                              16,209
                                                                                           ------------       ------------

   Total current liabilities                                                                  1,142,723            512,869
                                                                                           ------------       ------------

   Total liabilities                                                                          1,142,723            512,869
                                                                                           ------------       ------------

   Preferred stock - Redeemable and convertible, Series A par value $.001; 500,000 shares authorized; 213,417 shares issued and outstanding; dividend rate of
     0.025 per share per quarter commencing March 2004; liquidation preference of
     $1 per outstanding share cash payment                                                      261,436            250,765

   Stockholders' Equity

   Common stock - par value $.001; 50,000,000 shares authorized; 18,701,450 -
     March 31, 2005, 16,255,650-September 30, 2004, issued and outstanding                       18,698             16,252
   Additional paid-in capital                                                                13,024,172          8,379,044
   Deferred compensation                                                                       (932,016)          (722,016)
   Retained deficit                                                                          (7,998,180)        (6,685,015)
                                                                                           ------------       ------------

   Total stockholders' equity                                                                 4,112,674            988,265
                                                                                           ------------       ------------

   Total liabilities and stockholders' equity                                              $  5,516,833       $  1,751,899
                                                                                           ============       ============



                            See Notes to Condensed Consolidated Financial Statements

                                                         3

                                                         SIRICOMM, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            Restated



                                                   March 31, 2005                                   March 31, 2004
                                       --------------------------------------           ---------------------------------------
                                       3 months ended          6 months ended           3 months ended           6 months ended
                                       --------------          --------------           --------------           --------------
                                         (Unaudited)             (Unaudited)              (Unaudited)              (Unaudited)
Revenues                                 $     27,175           $     33,448            $          -              $          -

Operating Expenses:
General and administrative                    186,128                336,320                 361,576                   709,019
Salaries                                      333,813                569,150                  90,554                   219,734
Satellite access fees                         196,759                290,629                       -                         -
Stock-based compensation                            -                      -                       -                    50,000
Research and development                       12,180                 24,780                  14,770                    29,470
Depreciation and amortization                 114,778                122,066                   5,107                     9,930
                                         ------------           ------------            ------------              ------------

Total operating expenses                      843,657              1,342,944                 472,007                 1,018,153
                                         ------------           ------------            ------------              ------------

Operating loss                               (816,482)            (1,309,496)               (472,007)               (1,018,153)
                                         ------------           ------------            ------------              ------------

Other Income (Expense)
Interest income                                 3,737                  5,597                   1,572                     1,572
Other income                                        -                      -                      18                        18
Interest expense                               (4,805)                (9,265)                 (3,903)                  (18,680)
Loan costs                                          -                      -                 (69,133)                 (185,263)
                                         ------------           ------------            ------------              ------------

                                               (1,069)                (3,669)                (71,446)                 (202,353)
                                         ------------           ------------            ------------              ------------

Net loss                                 $   (817,551)          $ (1,313,165)           $   (543,453)             $ (1,220,506)
                                         ============           ============            ============              ============

Add: Dividents declared on preferred
  stock                                        (5,336)               (10,671)                      -                         -
                                         ------------           ------------            ------------              ------------

Loss available to common shareholders    $  (8,22,887)          $ (1,323,836)           $   (543,453)             $ (1,220,506)
                                         ============           ============            ============              ============

Basic and diluted loss per common share  $      (0.05)          $      (0.08)           $      (0.04)             $      (0.09)
                                         ============           ============            ============              ============

Weighted average shares,
  basic and diluted                        17,606,094             16,930,993              13,555,555                13,250,744
                                         ============           ============            ============              ============




                                See Notes to Condensed Consolidated Financial Statements

                                                             4

                                                         SIRICOMM, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                           (Unaudited)
                                                            Restated


                                              Common Stock      Additional     Deferred
                                           -------------------    Paid-in      Compen-  Accumulated   Treasury
                                            Shares     Amount     Capital      sation      Deficit      Stock      Total
                                           ----------  -------  -----------  ---------  ------------ --------- -----------
For the six months ended
March 31, 2004

Balance, September 30, 2003               12,966,593  $12,967  $ 3,847,485  $       0  $ (3,906,608) $(458,838)$  (504,994)

Fair value of conversion options
  added to preferred stock                         -        -      (21,342)         -             -          -     (21,342)
Conversion of debt to equity                 426,592      426      429,555          -             -          -     429,981
Stock issued for loan costs                    9,593       10       13,670          -             -          -      13,680
Stock issued for services                     34,000       34       38,590          -             -          -      38,624
Stock warrants exercised                     176,000      176       87,824          -             -          -      88,000
Stock options issued for services                  -        -       57,500          -             -          -      57,500
Proceeds from stock issuance               1,925,000    1,925    1,828,075          -             -          -   1,830,000
Issuance of options to employees                   -        -       50,000          -             -          -      50,000
Treasury stock retired                      (195,250)    (195)    (458,643)         -             -    458,838           -
Net loss for the period                            -        -            -          -    (1,220,506)         -  (1,220,506)
                                          ----------  -------  -----------  ---------  ------------  --------- -----------
Balance, March 31, 2004                   15,342,528  $15,343  $ 5,872,714  $       -  $ (5,127,114) $       - $   760,943
                                          ==========  =======  ===========  =========  ============  ========= ===========

For the six months ended
March 31, 2005

Balance, September 30, 2004               16,255,650  $16,252  $ 8,379,044  $(722,016) $ (6,685,015) $       - $   988,265

Stock warrants issued for services                 -        -      600,000   (210,000)            -          -     390,000
Stock warrants exercised                      90,000       90      174,910          -             -          -     175,000
Stock options exercised                       26,800       27       26,773          -             -          -      26,800
Stock options issued for services                  -        -       91,800          -             -          -      91,800
Stock issued for services                  2,010,000    2,010    3,212,055          -             -          -   3,214,065
Proceeds from stock issuance
 completed January 3, 2005; net of
 consideration of $87,420                    319,000      319      550,261          -             -          -     550,580
Accrued dividends                                  -        -      (10,671)         -             -          -     (10,671)
Net Loss for the period                            -        -            -          -    (1,313,165)         -  (1,313,165)
                                          ----------  -------  -----------  ---------  ------------  --------- -----------
Balance, March 31, 2005                   18,701,450  $18,698  $13,024,172  $(932,016) $ (7,998,180) $       - $ 4,112,674
                                          ==========  =======  ===========  =========  ============  ========= ===========


                                      See Notes to Condensed Consolidated Financial Statements.

                                                                 5

                                                         SIRICOMM, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             Six months ended
                                                                                                  March 31,
                                                                                            2005              2004
                                                                                        ------------      ------------
                                                                                         (Unaudited)         Restated
                                                                                                           (Unaudited)
     Operating Activities
     Net loss                                                                           $ (1,313,165)     $ (1,220,506)
     Items not requiring cash
     Depreciation                                                                            122,065             9,930
     Loan costs                                                                                    -           159,264
     Stock-based compensation for services                                                         -           181,066
     Stock-based compensation to employees                                                         -            50,000
     Amortization of long-term prepaid contracts                                             130,599             1,373
     Changes in assets and liabilities:
     Current assets                                                                           10,900           359,512
     Accounts payable                                                                        177,131               897
     Accrued expenses                                                                        152,837            29,562
     Deferred revenues                                                                        16,209                 -
                                                                                        ------------      ------------

     Net cash flows used in operating activities                                            (703,424)         (428,902)
                                                                                        ------------      ------------

     Investing Activities
     Purchase of furniture and equipment                                                    (589,533)           (2,837)
                                                                                        ------------      ------------

     Net cash flows used in investing activities                                            (589,533)           (2,837)
                                                                                        ------------      ------------

     Financing Activities
     Borrowings under line of credit, net                                                    322,743                 -
     Payment of notes payable                                                                (25,000)         (176,640)
     Proceeds from exercise of stock options and warrants                                    201,800
     Proceeds from sale of common stock                                                      550,580         1,918,000
                                                                                        ------------      ------------

     Net cash flows provided by financing activities                                       1,050,123         1,741,360
                                                                                        ------------      ------------

     Increase (Decrease) in Cash                                                            (242,834)        1,309,621
     Cash, beginning of period                                                             1,019,616            56,300
                                                                                        ------------      ------------

     Cash, end of period                                                                $    776,782      $  1,365,921
                                                                                        ============      ============

     Supplemental Cash Flows Information

     Interest paid                                                                      $     11,022      $      9,385

     Stock and warrants issued in exchange for services and equipment                   $  3,814,065      $     38,624

     Stock options issued in exchange for prepaid consulting services                   $     91,800                 -

     Accrued dividends for Series A preferred stock                                     $     10,671                 -

     Shares of common stock issued for loan costs                                       $          -      $     13,680

     Conversion of debt to equity                                                       $          -      $    642,026

     Fair Value of conversion options added to preferred stock                          $          -      $     21,342



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

6.   Restatement of Prior Financial Statements


     During the fourth quarter of fiscal 2005 the Company changed its method of accounting for it Series A redeemable, convertible preferred stock. The March 31, 2005 and September 30, 2004 financial statements, as previously presented, included preferred stock at par value as a component of stockholders' equity. The Company has retroactively restated its March 31, 2005, December 31, 2004 and September 30, 2004 financial statements to report the redemption value of Series A preferred stock outside of liabilities and stockholders' equity. This change had no effect on loss before income taxes or net loss. As a result of this change, current liabilities and stockholders' equity as of March 31, 2005 have decreased from the previously reported totals by $26,677 and $234,759, respectively. Current liabilities and stockholders' equity as of September 30, 2004 have decreased from the previously reported totals by $16,006 and $234,759, respectively.

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

Contractual Obligations and Commercial Commitments

Contractual obligations as of March 31, 2005 are as follows:

                                                  Payments Due by Period

Contractual                                     Less than                                           After
Obligations                            Total      1 year        1-3 years          4-5 years       5 years
- ----------------------------- --------------- ---------------- ---------------- -------------- --------------
Line of credit and note payable      $ 444,743    $444,743       $    -             $     -        $     -

Operating leases                             -           -            -                   -              -

Total contractual cash obligations    $444,743    $444,743       $    -             $     -        $     -
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


         Management has also acknowledged the need to seek advice of its auditors and counsel prior to the issuance of the Company's securities so as to determine the effects of such issuance on the Company's financial statements prior to issuance.


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