Form 10QSB/A
period 2005-06-30
SIRICOMM INC
filed 2005-10-04
CIK 851199

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

SiriCOMM, Inc. hereby amends and restates in its entirety its Quarterly Report on Form 10-QSB for the period ending June 30, 2005, which was filed on August 15, 2005, by filing this amended quarterly report as provided by the applicable rules under the Securities and Exchange Act of 1934. The Company has revised portions of its financial statements and legal disclosure in response to comments made by the staff of the Securities and Exchange Commission during their review of the Company's 10-KSB. This Form 10-QSB/A contains a restatement of the Company's quarterly financial statements and related disclosure to reflect its responses to those comments.




                         PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements


Condensed Consolidated Balance Sheets                                        3

Condensed Consolidated Statements of Operations for the nine
months ended June 30, 2005 and June 30, 2004                                 4

Condensed Consolidated Statements of Changes in Stockholders'
Equity for the nine months ended June 30, 2005 and 2004                      5

Condensed Consolidated Statements of Cash Flows for the nine
months ended June 30, 2005 and June 30, 2004                                 6

Notes to the Condensed Consolidated Financial Statements                     8


                                                 SIRICOMM, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,        September 30,
                                                                                              2005               2004
                                                                                         --------------     --------------
                                                                                             Restated           Restated
                                                                                           (Unaudited)
                                     Assets

Current Assets
Cash                                                                                     $    1,317,762     $    1,019,616
Held to maturity investments                                                                    494,935                 --
Accounts receivable                                                                               2,228                 --
Prepaid expenses and other                                                                       26,250             16,563
                                                                                         --------------     --------------

Total current assets                                                                          1,841,175          1,036,179
                                                                                         --------------     --------------

Property and Equipment, At Cost
Equipment                                                                                     2,301,898            111,818
Network equipment in progress of installation                                                   255,299            646,000
                                                                                         --------------     --------------

                                                                                              2,557,197            757,818
Less accumulated depreciation                                                                   295,006             62,032
                                                                                         --------------     --------------

                                                                                              2,262,191            695,786
                                                                                         --------------     --------------

Software, net of amortization                                                                    73,935             19,934

Other prepaid consulting services                                                             2,346,192                 --
                                                                                         --------------     --------------

Total assets                                                                             $    6,523,493     $    1,751,899
                                                                                         ==============     ==============


                                              Liabilities and Stockholders' Equity

Current Liabilities
Note payable to bank                                                                     $      429,264     $      122,000
Current maturities of  long-term debt                                                                 -             25,000
Accounts payable                                                                                141,405             50,816
Accrued salaries                                                                                197,358            269,125
Other accrued expenses                                                                          175,794             45,928
Deferred revenue                                                                                 27,360                 --
                                                                                         --------------     --------------

Total current liabilities                                                                       971,181            512,869
                                                                                         --------------     --------------

Total liabilities                                                                               971,181            512,869
                                                                                         --------------     --------------

Preferred stock - redeemable and convertible, Series A par value $.001; 500,000 shares authorized; 213,417 shares issued and outstanding; dividend rate of
    $0.025 per share per quarter commencing March 2004; liquidation preference
    of $1 per outstanding share cash payment                                                    266,772            250,765

Stockholders' Equity

Common stock - par value $.001; 50,000,000 shares authorized; 20,793,950 -
    June 30, 2005, 16,255,650-September 30, 2004, issued and outstanding                         20,070             16,252
Additional paid-in capital                                                                   15,034,837          8,379,044
Deferred compensation                                                                          (631,176)          (722,016)
Retained deficit                                                                             (9,138,191)        (6,685,015)
                                                                                         --------------     --------------

Total stockholders' equity                                                                    5,285,540            988,265
                                                                                         --------------     --------------

Total liabilities and stockholders' equity                                               $    6,523,493     $    1,751,899
                                                                                         ==============     ==============

See Notes to Condensed Consolidated Financial Statements


                                                             SIRICOMM, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Restated)



                                                        June 30, 2005                                June 30, 2004
                                             -------------------------------------         -------------------------------------
                                             3 months ended         9 months ended         3 months ended         9 months ended
                                             --------------         --------------         --------------         --------------
                                               (Unaudited)            (Unaudited)            (Unaudited)            (Unaudited)
Revenues                                     $       55,686         $       89,134         $            -         $            -

Operating Expenses:
General and administrative                          591,337                927,654                916,468              1,625,487
Salaries                                            278,295                847,445                209,120                428,854
Satellite access fees                               195,615                486,244                      -                      -
Stock-based compensation                                  -                      -                      -                 50,000
Research and development                             12,740                 37,520                (15,200)                14,270
Depreciation and amortization                       114,681                236,747                  5,177                 15,107
                                             --------------         --------------         --------------         --------------

Total operating expenses                          1,192,668              2,535,610              1,115,565              2,133,718
                                             --------------         --------------         --------------         --------------

Operating loss                                   (1,136,982)            (2,446,476)            (1,115,565)            (2,133,718)
                                             --------------         --------------         --------------         --------------

Other Income (Expense)
Interest income                                       5,801                 11,397                  1,299                  2,871
Other income                                              -                      -                 37,205                 37,223
Interest expense                                     (8,831)               (18,097)                (5,189)               (23,869)
Loan costs                                                -                      -                (19,891)              (205,154)
                                             --------------         --------------         --------------         --------------

                                                     (3,030)                (6,700)                13,424               (188,929)
                                             --------------         --------------         --------------         --------------

Net loss                                     $   (1,140,012)        $   (2,453,176)        $   (1,102,141)        $   (2,322,647)
                                             --------------         --------------         --------------         --------------

Add: Dividends declared on preferred
  stock                                              (5,336)               (16,006)                     -                      -
                                             --------------         --------------         --------------         --------------

Loss available to common shareholders        $   (1,145,348)        $   (2,469,182)        $   (1,102,141)        $   (2,322,647)
                                             ==============         ==============         ==============         ==============

Basic and diluted loss per common share      $        (0.06)        $        (0.14)        $        (0.07)        $        (0.16)
                                             ==============         ==============         ==============         ==============

Weighted average shares,
  basic and diluted                              19,661,956             17,841,314             16,019,569             14,170,317
                                             ==============         ==============         ==============         ==============



See Notes to Condensed Consolidated Financial Statements

                                                         SIRICOMM, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (Unaudited)
                                                            Restated



                                                                               Additional    Deferred
                                                Common Stock      Paid-in      Compen-  Accumulated  Treasury
                                             Shares     Amount    Capital      sation      Deficit     Stock       Total
                                           ----------  -------  -----------  ---------  -----------  ---------  -----------
For the nine months ended
June 30, 2004

Balance, September 30, 2003                12,966,593  $12,967  $ 3,847,485  $       -  $(3,906,608) $(458,838) $  (504,994)

Conversion of debt to equity                  426,592      426      429,555                                         429,981
Stock issued for loan costs                     9,593       10       13,670                                          13,680
Stock issued for services                     570,000      570    1,306,610   (722,016)                             585,164
Stock warrants- exercised                     176,000      176       87,824                                          88,000
Stock options issued for
services                                                            137,000                                         137,000
Stock options exercised                        20,000       20       19,980                                          20,000
Proceeds from stock
issuance                                    2,253,143    2,253    2,943,436                                       2,945,689
Issuance of options to
employees, net                                                       50,000                                          50,000
Treasury stock retired                       (195,250)    (195)    (458,643)                           458,838            -
Net loss for the period                                                                  (2,322,647)             (2,322,647)
                                           ----------  -------  -----------  ---------  -----------  ---------  -----------
Balance, June 30, 2004                     16,226,671  $16,227  $ 8,355,375  $(722,016) $(6,229,255) $       -  $ 1,420,531
                                           ==========  =======  ===========  =========  ===========  =========  ===========


For the nine months ended
June 30, 2005

Balance, September 30, 2004                16,255,650  $16,252  $ 8,379,044  $(722,016) $(6,685,015) $       -  $   988,265

Fair value of conversion options
  added to preferred stock                          -        -      (21,342)         -            -          -      (21,342)
Stock warrants issued for services                                  600,000   (210,000)                             390,000
Stock warrants exercised                       95,000       95      179,905                                         180,000
Stock options exercised                        26,800       27       26,773                                          26,800
Stock options issued for services                                    91,800                                          91,800
Stock issued for services                   2,043,000    2,043    3,269,937                                       3,271,980
Vesting of deferred compensation                                               300,840                              300,840
Proceeds from issuance of warrants                                   56,666                                          56,666
Net proceeds from issuance of
  common stock                              1,653,500    1,653    2,446,718                                       2,448,371
Accrued dividends                                                   (16,006)                                        (16,006)
Net Loss                                                                                 (2,453,176)             (2,453,176)
                                           ----------  -------  -----------  ---------  -----------  ---------  -----------
Balance, June 30, 2005                     20,073,950  $20,070  $15,034,837  $(631,176) $(9,138,191) $       -  $ 5,285,540
                                           ==========  =======  ===========  =========  ===========  =========  ===========



                                           See Notes to Condensed Consolidated Financial Statements.

                                                 SIRICOMM, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine months ended
                                                                                             June 30,
                                                                                    2005                  2004
                                                                                --------------       --------------
                                                                                 (Unaudited)           (Unaudited)
                                                                                                         Restated
Operating Activities
Net loss                                                                        $   (2,453,176)      $   (2,322,647)
Items not requiring cash
Depreciation                                                                           236,747               15,107
Loan costs                                                                                   -              179,154
Stock-based compensation for services                                                   57,915              806,872
Stock-based compensation to employees                                                        -               50,000
Deferred compensation                                                                  300,840                    -
Other non-cash charges                                                                 261,198                1,373
Changes in assets and liabilities:
Current assets                                                                          (7,325)            (141,175)
Accounts payable                                                                       104,654                8,629
Accrued expenses                                                                        58,099              (53,069)
Deferred revenues                                                                       27,360                    -
                                                                                --------------       --------------

Net cash flows used in operating activities                                         (1,413,688)          (1,455,756)
                                                                                --------------       --------------

Investing Activities
Purchase of held to maturity investments                                              (494,935)                   -
Purchase of furniture and equipment                                                   (787,333)             (27,311)
                                                                                --------------       --------------

Net cash flows used in investing activities                                         (1,282,268)             (27,311)
                                                                                --------------       --------------

Financing Activities
Borrowings under line of credit, net                                                   307,264                    -
Payment of notes payable                                                               (25,000)            (226,640)
Proceeds from exercise of stock options and warrants                                    36,800                    -
Proceeds from issuance of warrants                                                      56,666                    -
Proceeds from sale of common stock                                                   2,618,372            3,053,689
                                                                                --------------       --------------

Net cash flows provided by financing activities                                      2,994,102            2,827,049
                                                                                --------------       --------------

Increase in Cash                                                                       298,146            1,343,982
Cash and Cash Equivalents, beginning of period                                       1,019,616               56,300
                                                                                --------------       --------------

Cash and Cash Equivalents, end of period                                        $    1,317,762       $    1,400,282
                                                                                ==============       ==============


See Notes to Condensed Consolidated Financial Statements

Supplemental Cash Flows Information:
Interest paid                                                                   $       19,785       $       11,385

Stock and warrants issued in exchange for services and equipment                $    3,871,980       $      574,624

Stock options issued in exchange for prepaid consulting services                $       91,800       $            -

Accrued dividends for Series A preferred stock                                  $       16,006       $            -

Shares of common stock issued for loan costs                                    $            -       $       13,680

Conversion of debt to equity                                                    $            -       $      642,026


Fair value of conversion options added to preferred stock                       $            -       $       21,342


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

                  10,000 shares at $2.50
                  5,000 shares at $3.00
                  5,000 shares at $4.00



7.   Restatement of Prior Financial Statements:

     During the fourth quarter of fiscal 2005 the Company changed its method of accounting for it Series A redeemable, convertible preferred stock. The June 30, 2005, March 31, 2005 and September 30, 2004 financial statements, as previously presented, included preferred stock at par value as a component of stockholders' equity. The Company has retroactively restated its June 30, 2005 and September 30, 2004 financial statements to report the redemption value of Series A preferred stock outside of liabilities and stockholders' equity. This change had no effect on loss before income taxes or net loss. As a result of this change, current liabilities and stockholders' equity as of June 30, 2005 have decreased from the previously reported totals by $32,013 and $234,759, respectively. Current liabilities and stockholders' equity as of September 30, 2004 have decreased from the previously reported totals by $16,006 and $234,759, respectively.

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


As of June 30, 2005, our current assets including cash and cash equivalents, investments, accounts receivables and other current assets amounted to approximately $1,841,175. Current liabilities amounted to $171,181 and include note payable to Southwest Missouri Bank, accounts payable, accrued salaries, and other accrued expenses.


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