Form 10KSB/A
period 2004-09-30
SIRICOMM INC
filed 2005-11-01
CIK 851199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               FORM 10-KSB/A No. 2


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

ITEM 8A CONTROLS AND PROCEDURES.


Evaluation of Disclosure Controls and Procedures

         The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of SiriCOMM's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-KSB/A. Management had previously concluded SiriCOMM's disclosure controls and procedures were effective as of September 30, 2004. However, in connection with the restatement described below, management determined that a material weakness existed in SiriCOMM's internal control over financial reporting. Because of this material weakness, management determined that SiriCOMM's disclosure controls and procedures were not effective as of September 30, 2004 to ensure that all material information required to be included in SiriCOMM's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including it's principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. To address this material weakness, SiriCOMM's management performed additional analysis to ensure that SiriCOMM's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that (i) the consolidated financial statements, as restated, fairly present in all material respects SiriCOMM's financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Consideration of the Restatement

         The restatement corrects an error in SiriCOMM's consolidated balance sheets as of September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005, related to the treatment of outstanding Series A preferred stock previously classified as permanent equity. The Series A preferred stock provides that the holders may request SiriCOMM to redeem their preferred stock at any time commencing three (3) years from the date of issuance. Following such a request, SiriCOMM must, out of funds legally available therefore, repurchase such shares. SiriCOMM has determined the Series A preferred shares are redeemable shares and should therefore be classified as temporary equity.

         Management evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, "Materiality" and concluded that the effects of the corrections were material to its 2004 annual consolidated financial statements as well as its interim consolidated financial statements for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005. Accordingly, management concluded that it would restate its previously issued 2004 annual consolidated financial statements as well as its interim consolidated financial statements for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005.

Internal Control over Financial Reporting

         A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of September 30, 2004, SiriCOMM did not maintain effective control over financial reporting to ensure the Series A preferred stock was accurately presented or that the accounting treatment related to the redeemable shares was appropriately reviewed to ensure compliance with accounting principles generally accepted in the United States of America. The transaction related to these redeemable shares was non-routine in nature. Specifically, the Company did not have adequate controls over the classification of the Series A preferred shares subject to redemption requests nor the proper evaluation of the relevant accounting literature related to such shares. This material weakness resulted in a restatement of SiriCOMM's financial statements.

Management's Response to the Material Weaknesses

         In response to the material weaknesses described above, we have undertaken to take the following initiatives with respect to our internal controls and procedures that we believe are reasonably likely to improve and materially affect our internal control over financial reporting. We anticipate that remediation will be continuing throughout fiscal 2006, during which we expect to continue pursuing appropriate corrective actions, including the following:

         o Preparing appropriate written documentation of our financial control procedures;

         o        Adding additional qualified staff to our finance department;

         o Scheduling training for accounting staff to heighten awareness of generally accepted accounting principles applicable to complex transactions;

         o Strengthening our internal review procedures in conjunction with our ongoing work to enhance our internal controls so as to enable us to identify and adjust items proactively;

         o Engaging an outside accounting firm to support our Sarbanes-Oxley Section 404 compliance activities and to provide technical expertise in the selection and application of generally accepted accounting principles related to complex transactions to identify areas that require control or process improvements and to consult with us on the appropriate accounting treatment applicable to complex transactions; and

         o Implementing the recommendations of our outside accounting consultants.

         Our management and Audit Committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we intend to implement is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

         We cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting. We currently are unable to determine when the above-mentioned material weaknesses will be fully remediated. However, because remediation will not be completed until we have added finance staff and strengthened pertinent controls, we presently anticipate that we will report in our Annual Report on Form 10-KSB for the year ended September 30, 2005 that material weaknesses continue to exist.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB/A, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of November, 2005.

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


Principal Executive                   Title                         Date
-------------------                   -----                         ----

/s/ Henry P. Hoffman       President, Chief Executive         November 1, 2005
-----------------------        Officer and Director
Henry P. Hoffman


/s/ J. Richard Iler        Chief Financial Officer and        November 1, 2005
------------------------            Director
J. Richard Iler

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