Form 10QSB/A
period 2005-03-31
SIRICOMM INC
filed 2005-11-01
CIK 851199

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

Item 3: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of SiriCOMM's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-QSB/A. Management had previously concluded SiriCOMM's disclosure controls and procedures were effective as of March 31, 2005. However, in connection with the restatement described below, management determined that a material weakness existed in SiriCOMM's internal control over financial reporting. Because of this material weakness, management determined that SiriCOMM's disclosure controls and procedures were not effective as of March 31, 2005 to ensure that all material information required to be included in SiriCOMM's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including it's principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. To address this material weakness, SiriCOMM's management performed additional analysis to ensure that SiriCOMM's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that (i) the consolidated financial statements, as restated, fairly present in all material respects SiriCOMM's financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Internal Control over Financial Reporting

         A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of March 31, 2005, SiriCOMM did not maintain effective control over financial reporting to ensure the Series A preferred stock was accurately presented or that the accounting treatment related to the redeemable shares was appropriately reviewed to ensure compliance with accounting principles generally accepted in the United States of America. The transaction related to these redeemable shares was non-routine in nature. Specifically, the Company did not have adequate controls over the classification of the Series A preferred shares subject to redemption requests nor the proper evaluation of the relevant accounting literature related to such shares. This material weakness resulted in a restatement of SiriCOMM's financial statements.

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