Form 10KSB
period 2005-09-30
SIRICOMM INC
filed 2006-01-13
CIK 851199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2005

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

       Registrant's telephone number, including area code: (417) 626-9971

                                       N/A
              -----------------------------------------------------
             (Former name and address if changed since last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               (1) Yes [X] No [ ]
                               (2) Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the year ended September 30, 2005: $193,741

The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of January 6, 2006 was approximately $12,429,746 based upon the closing sales price of the Company's Common Stock of $1.25 on January 6, 2006. (see Footnote (1) below).

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

The number of shares outstanding of the Registrant's class of Common Stock, par value $.001 per share, as of January 6, 2006, was 20,147,950.

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

                                     PART I

ITEM 1
         BUSINESS

The Company
-----------

SiriCOMM is an application service provider specializing in wireless Internet connectivity and productivity applications tailored to the highway transportation industry. The Company is guided by its mission of helping truck fleets to improve productivity, reduce costs, increase safety, and strengthen security. To achieve that goal, SiriCOMM has deployed a network of SiriCOMM Wi-Fi hot spots at locations convenient to highway travelers. SiriCOMM's proprietary network, the foundation for its applications, delivers wireless broadband connectivity at a fraction of the cost of conventional wireless networks. By providing both Internet access and a robust application host platform, SiriCOMM delivers a more responsive and convenient way for all industry stakeholders to interact with information needed on a regular basis.

Presently, SiriCOMM's network is the most widely available wireless Internet access network built for the highway transportation market. To date we have installed over 280 Wi-Fi "hot spots" at major truck stops and weigh stations and have agreements with leading truck stop chains and weigh station operators such as Pilot Travel Centers ("Pilot"), Love's Travel Stops ("Loves"), Freight and More, Inc./DIS - Direct Internet Services and others to install access points at approximately 450 additional sites.

The Company's network technology is built upon a distributed server model that uses satellite for data backhaul. This architecture provides key advantages: 1) the network is truly go-anywhere and operates independently of any terrestrial-based communication infrastructure; 2) the satellite multicast features allows data to be simultaneously available at all SiriCOMM Wi-Fi hot spots; 3) bandwidth management is handled from a single location as opposed to multiple points that would be required by a nationwide terrestrial network; 4) the remote server makes each hot spot an extension of fleet operations; and, 5) proprietary technologies mitigate inherent weaknesses found in conventional satellite networks.

SiriCOMM completed phase one installations in 2004 and opened the network for business in January 2005. Initially, network access subscriptions were limited to only credit card sales through the company's web site. By June 2005 Pilot began offering cash point of sales (POS) subscriptions at its in-store registers.

We market our products and services principally through assorted value added reseller agreements and a direct sales force. As the trucking industry is highly fragmented and comprises many small to medium-sized fleets, we use numerous resellers to maximize our sales reach. Our direct sales force is focused on the large fleets as well as coordinating the efforts of our value added resellers. Currently we are continuing to concentrate our sales efforts on In Touch(TM) while installing additional hot spots across the country. Sales of Pulse and Beacon will commence once nationwide network density reaches 400-500 sites.

Our senior management team, led by CEO Henry (Hank) Hoffman and composed primarily of the founders of the Company, has significant experience in both the transportation and communications industries.

We were incorporated as a Delaware corporation under the name DFW Technologies, Inc., Inc., in March 1989. In 1992, DFW Technologies, Inc. changed their name to Fountain Pharmaceuticals, Inc. In approximately November 2002, the shareholders of SiriCOMM, Inc., a privately-held Missouri corporation, incorporated in 2000 ("SiriCOMM Missouri"), exchanged all of the issued and outstanding common stock of SiriCOMM Missouri for a controlling interest in Fountain Pharmaceuticals, Inc. (the "Reverse Transaction"). As part of the Reverse Transaction, all of the then officers and directors of Fountain Pharmaceuticals, Inc. resigned and were replaced by persons designated by SiriCOMM Missouri and the name of Fountain Pharmaceuticals, Inc. was changed to SiriCOMM, Inc. As a result of the Reverse Transaction, SiriCOMM Missouri became a wholly-owned subsidiary of the Company and the prior shareholders of SiriCOMM Missouri became the controlling shareholders, officers and directors of the Company.

Our corporate address is 2900 Davis Boulevard, Suite 130, Joplin, Missouri 64804, our telephone number is 417-626-9971, and our fax number is 417-782-0475.

The Network
-----------

There are four key components to SiriCOMM's network architecture--the wireless local area network (WLAN), the remote server (RS), the satellite communication link, and the hub server (the "Network"). SiriCOMM believes it is unique in that these proven technologies have never before been integrated into such an end-to-end solution. Internet protocol data is transmitted from the hub across the satellite system to each WLAN using technologies that optimize network performance. As a result, customers enjoy wireless Internet access at locations convenient to highway travel.

The Network is made up of a series of connected wireless local area networks that serve as "hot spots." Each hot spot is installed at optimal, high density locations near Interstate and secondary highway systems. Every WLAN hot spot consists of Wi-Fi technology and a dedicated proxy server (RS) and is connected by satellite uplink to the Company's central hub data server. The complete Network provides subscribers with wireless access to the Internet and a robust host platform of application services. Each hot spot involves a capital cost of approximately $4,000.

SiriCOMM's satellite link is secured through an agreement with ViaSat. SiriCOMM selected ViaSat's LinkStar product, which uses Ku-band to enable wideband transmission of IP-based data between the remote servers and the hub. ViaSat's service, when combined with SiriCOMM's proprietary database replication technologies, maximizes the capacity of the satellite bandwidth, creating an optimized wide-area network communication channel. As a result, the system provides greater bandwidth-to-cost ratios when compared to any other communications options.

SiriCOMM's proprietary RS incorporates the functions of router, caching-proxy server, video-on-demand server, and web server into a single compact package. The RS stations are custom-built computers running a custom operating system based on the BSD 5.2 kernel (Unix). The servers are designed for reliable, unattended 24x7 operation and feature mechanisms that enhance reliability. The operating firmware runs from nonvolatile solid-state memory, not a mechanical hard disk, which enables the servers to be remotely and completely reformatted from SiriCOMM's Network Operations Center (NOC). The unique design features of the RS and capacity of the system provide substantial opportunity for future applications to include pay-per-view video, audio file downloading, fleet intranet hosting, distance learning, and much more.

The system is designed to simplify the customer experience. Any computer or hand-held device with a standard 802.11 wireless device can connect to the hot spot. Once connected, the company's web site presents a simple e-commerce subscription form. Once subscribed, the Company's proprietary MAC filter automates access to the Network. Each hot spot is installed to provide adequate coverage over the entire location partner's property. When connected to the hot spot, subscribers enjoy always-on wireless Internet access.

To date, hot spots have been installed at 267 Pilot Travel Centers locations (6 recently opened stores are to be installed), 9 roadside weigh stations that feature PrePass, 1 Celadon Trucking terminal, 1 J.B. Hunt fleet terminal, and 1 independent travel center, as well as various test sites throughout the country. Additionally, the company has entered into an agreement with Love's Travel Stops and Country Stores to install Network service in each of its 110 travel stops across the country. On December 29th, the Company completed an agreement to install at each of the 66 Petro Stopping Centers. These sites, taken together, are intended to give the Company its initial Network presence exceeding 400 sites by early 2006, with a target of nearly 1000 sites by year-end 2006.

On December 28, 2004, the Company entered into a memorandum of understanding with ACS State and Local Solutions, Inc. ("ACS") regarding a pilot project to assess the value and service delivery capacity for our Network services at ACS's PrePass weigh station sites. The Company has successfully installed Network systems at 9 PrePass sites and 1 operations center, and anticipates that ACS will allow the Company to install its hot spots at the remaining 244 PrePass sites.

With its hub (located in Overland Park, KS) and satellite interfaces all in place and the first 255 hot spots installed, the Network was "switched on" for commercial use as of October 1, 2004 and has since been operational and available for customer use. As of the date of this Memorandum the Company has 280 hot spots installed and operational. By the end of calendar 2006 the Company plans to complete the installation of approximately 730 additional hot spots, although presently the Company has not yet identified sites for these additional hot spots. The Company believes that 1,000 hot spots will provide sufficient density for truck fleet customers to view the service as a reliable means for communicating with drivers. The Company has not yet identified locations for the additional hot spots and there can be no assurance that the Company will be able to identify such additional locations.

SiriCOMM's Initial Target Markets. With a national Network presence, the Company's market of opportunity includes the commercial trucking industry, federal and state law enforcement, recreation vehicles, mobile sales forces, and the general driving public.

While the Company's early sales have been focused almost entirely upon Internet connectivity (In Touch(TM)) for individual subscribers, the completion of 400+ hot spot installation will enable sales to shift to the two primary markets--commercial truck fleets and government law enforcement agencies.

Trucking. The United States trucking industry has over 500,000 fleets employing over 3.4 million drivers (by definition, a fleet is one or more trucks with a U.S. Department of Transportation issued motor carrier number). Management estimates that only 10% of trucks on the road today utilize in-cab data communications because current solutions are expensive to install, feature variable monthly service fees, and offer no clearly stated return on investment.

SiriCOMM's products and services offer fleet owners low up-front costs, fixed monthly fees and verifiable returns on investment.

To provide these returns on investment, SiriCOMM's solution combines (i) affordable basic wireless Internet access coupled with (ii) a suite of initial products and services, some proprietary to the Company and others developed by third-parties where the Company has forged an alliance (the "Strategic Alliances"). These products and services address problems that have plagued the industry for decades through proprietary software that enables paperless shipping documents with signature capture, paperless driver logs, fuel purchasing oversight, electronic vehicle performance data, decision support tools, and other two-way, wireless communications opportunities.

Government. The Company believes that it has a significant business opportunity with both state and local highway and traffic authorities as well as, potentially, the Office of Home Land Security--especially if its hot spots are authorized for points on entry into the US.

Products and Services. SiriCOMM's business model is a subscription-based customer access model where individual, business and governmental customers will pay monthly Network access fees to subscribe for various services. The Company plans to provide the services through a combination of: (i) proprietary application specific products developed by the Company which are accessible by customers via the Network and (ii) other products and services developed by others that require Network access for delivery to the user.

These products and services fall generically into two categories:

Basic Internet Access. Certain of the Company's target market customers will seek to subscribe to the Company's service solely to gain access to the Internet. These target market customers are likely to be independent truckers and others in the private sector, who seeks only basic email and informational access afforded by the Internet. For this portion of its target market, the

Company offers In Touch(TM) ISP service. Depending on the customer, its size and number of users, the Company seeks a target monthly retail subscription fee of $24.95 per truck per month for basic Internet access.

Application Specific Productivity Software. Based on its management's experience and judgment that next generation commercial vehicle cost reductions and productivity improvements would come from driver-based decision support tools. SiriCOMM was founded as a wireless application service provider to supply productivity and cost reduction software applications to the commercial vehicle industry. For this target market segment, the Company has the following initial suite of proprietary productivity software tools available (the "Proprietary Software Productivity Tools"):

PULSE(TM): This is a passive wireless device connected to the vehicle ECM (engine control module) that is programmed with SiriCOMM software to provide trucking fleet operators with:

         o        Wireless, remote vehicle diagnostics
         o        Driver performance diagnostics
         o        Global Positioning System coordinates
         o        Host platform for other functions

The Company will charge $9.95 per truck per month for basic diagnostic information and $14.95 when GPS is included. The PULSE device, wholesale priced between $200 and $300 based on volume discount, can be installed OEM by truck manufacturers or installed on existing trucks.

BEACON(TM): This proprietary software service has been developed by the Company to address critical productivity needs of the trucking industry - i.e., cost reduction, productivity improvement, safety and security enhancements. The Beacon(TM) package includes In Touch(TM) and, when bundled with the Pulse(TM) product, enables substantially greater functionality. The initial suite of applications within Beacon includes:

E-freight bill                      E-maintenance tracking
E-fuel network purchasing           E-Pay settlement
E-load finder                       E-logbook
E-driver referral

The monthly subscription of $49.95 per truck per month includes access to the entire suite of software (above), unlimited Internet access (In Touch(TM)). Based upon actual fleet information, the Company's Cost Justification Model can demonstrate expected savings of approximately $300 per truck per month. In addition, the Beacon platform can easily support expansion for other revenue opportunities to include:

         o        pay-per-view movies
         o        advertising
         o        networked gaming
         o        distance learning, etc.

Fleet Private Network: (fleet intranet) This hosting service utilizes existing capabilities built into the RS to extend fleet operations to each hot spot. Fleets may post their secure fleet intranet sites. The hosting fee will be based upon the fleet's total monthly storage requirements. Fleet drivers will be required to have an In Touch(TM) subscription to access their secure intranet site.

Sales and Marketing. With its Network in place and operational in 38 states, the Company believes that the sales and marketing initiatives that it has undertaken while the Network was being installed will begin to generate substantial revenue. These efforts are two-pronged as follows:

Direct Sales. To market and sell its Proprietary Software Productivity Tools, the Company employs its own direct sales force. This direct sales force is primarily (i) marketing to the nation's larger commercial trucking fleet operators and (ii) following up in an effort to up-sell selected customers originated by the Company's sales and marketing alliance partners.

Alliance Partners/VAR's. The Company has succeeded in establishing, among others, the following sales and marketing alliance partners/value-added resellers (VAR's) in an effort to telescope the time period within which the Company and its Products and Services gain traction in their Target Markets. These are:

Idling Solutions. Through an exclusive agreement with Idling Solutions, LLC we provide data connectivity for one of the most innovative fuel conservation and anti-pollution system available to the trucking industry. Through a monthly subscription we will wirelessly extract and transmit data from each of the Idling Solutions-equipped vehicles to the Idling Solutions data center. With the data we deliver, Idling Solutions monitors the performance of its product and calculates Mobile-source Emissions Reduction Credits. We currently have an expression of interest from Idling Solutions for a 50,000 unit order, however, there is no assurance that Idling Solutions will complete the purchase of 50,000 units.

DriverTech. DriverTech, a Salt Lake City-based supplier of ruggedized vehicle computers for the U.S. military, has signed a Memorandum of Understanding ("MOU") with the Company. The MOU contemplates that, DriverTech's TruckPC, the commercial version of its military product that is in wide use in Iraq and Afghanistan, will use SiriCOMM's network as its primary communications medium. In addition, DriverTech will be a value-added reseller of SiriCOMM's BEACON(TM) products. The Company expects to sign a definitive agreement with DriverTech in the near future. The addition of BEACON(TM) gives TruckPC far greater functionality and portability. Presently, DriverTech has scheduled several major fleets, including Swift Transportation, to beta test its product. Retail pricing for the BEACON(TM) service is $49.95 while the connectivity only subscription price is $29.95.

Others. In connection with its strategic Network location agreements with both Pilot, Love's, and Petro, these alliance partners have also entered into VAR arrangements with the Company to be resellers of the Company's products and services. The Company anticipates similar arrangements as part of the services agreement with ACS.

SiriCOMM Outlook for Business Generation. SiriCOMM opened its Network for customer use in December 2004. The Company believes that it will generate approximately $4.5 million in revenue for the fiscal year ended September 2006 and $25 million for the fiscal year ended September 2007. Based on its current costs of doing business and as such costs are expected to increase as its business ramps up, the Company believes that it should be operating profitably on a run-rate basis by the end of its fiscal 2006 year.

Competition. Based upon our business approach and pioneering technology, we believe that there currently are no direct competitors in the trucking or highway wireless Internet access market. However, competition is inevitable and we believe existing entities as well as new entities will enter the marketplace. Many of such entities will have substantially more funds, experience, employees and other resources than us. As a result, no assurances can be given that we will be able to compete with such entities. We, however, believe that we have certain technological advantages, and our affordable productivity tools, extensive industry experience, and patents pending present certain entry barriers for potential competitors. Notwithstanding, there are several competitors whose services "overlap" our service offerings to some extent. These include Qualcomm, PeopleNet, PSTN-based WLAN providers, and wireless telecommunications companies.

o Qualcomm. Qualcomm's satellite communications and tracking system provides Global Positioning System (GPS) truck locating and low bandwidth text messaging transmissions. Qualcomm currently has approximately 425,000 units installed worldwide. The system functions well, but offers limited benefits to companies according to many subscribers. Our management believes that this system is very costly to purchase, install, and operate. There is a minimum monthly messaging fee and additional charges per character when the minimum is exceeded.

o PeopleNet. PeopleNet provides web-based fleet communications ranging from GPS tracking only to low bandwidth text, voice and applications. PeopleNet operates on Aeris.Net's Microburst service, a technology that uses underutilized portions of partner cellular provider's channels to send and receive small packets of data. For fleets electing to install the full suite of equipment and services, PeopleNet offers several applications similar to our applications. However, as it is a low bandwidth solution it does not offer Internet, intranets, or other applications requiring higher bandwidth. Equipment costs and monthly service fees are comparatively high, though somewhat less than Qualcomm, and equipment installation must be performed at one of PeopleNet's hub facilities.

o PSTN-Based hot spot Providers. PSTN-based hot spot providers are companies that install hot spots using public switched telephone networks (PSTN), usually T-1 lines or digital subscriber lines, for access to the Internet. These businesses typically target business travelers with Internet and email access in airports, coffee shops and hotel lobbies. For example, Boingo, a nationwide hot spot aggregator, operates hot spots in locations convenient to business travelers and charges $21.95 per month for unlimited access. Though these providers are identified as competition, we anticipate developing roaming agreements with key identified hot spot providers.

Employees
---------

The Company currently has 19 employees of which 4 are executive officers. Our employees are not unionized, and the Company believes its relationship with its employees is good.

ITEM 2
         PROPERTIES

Our principal executive offices are located at 2900 Davis Boulevard, Suite 130, Joplin, Missouri 64804, where we occupy approximately 1,200 square feet of office space. Our rent for this space is $1,200 per month. We lease the space on a month-to-month basis.

ITEM 3
         LEGAL PROCEEDINGS

On December 17, 2004, Henry Hoffman, Kory Dillman, David Mendez, Tom Noland, Richard Iler and Terry Thompson were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dillman, Mendez and Iler are officers and directors of the Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The action was brought in the Circuit Court of Jackson County, Missouri at Kansas City (04CV236387). The action alleges fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The Company is not a party to this lawsuit. The complaint seeks damages in excess of $9,679,903. The defendants filed a motion to dismiss which was denied by the Court. The defendants filed their answer and counterclaims against the plaintiff on August 18th, 2005. The Company will pay all expenses relating to the defense of this matter. In management's opinion this case is without merit and the defendants intend on defending this matter vigorously.

         We are not a party to any other legal or administrative proceedings.

ITEM 4
         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders for a vote during the course of the fourth quarter of this fiscal year.

                                     PART II


ITEM 5 MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A. Market Information

Our Common Stock presently trades on the NASD OTC Bulletin Board under the symbol "SIRC.OB." From May 31, 1994 until November 21, 2002 our predecessor's common stock traded on the NASD OTC Bulletin Board under the symbol "FPHI.OB."

As of January 6, 2006, we had 20,147,950 outstanding shares of Common Stock, $.001 par value which includes 90,000 shares repurchased by the Company in an open market transaction on November 18th, 2005. As of January 6, 2006, we had outstanding 213,417 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). Each share of Series A Preferred Stock converts into our Common Stock at the rate of $2.00 per share. As of January 6, 2006, we had outstanding 7,348,573 warrants and options.

The following table sets forth certain information with respect to the high and low market prices of our common stock for the fiscal years ended September 30, 2004 and 2005:

      Year                  Period                      High           Low
      ----                  ------                      ----           ---
      Fiscal Year 2004      First Quarter              $1.40          $0.95
                            Second Quarter             $4.90          $1.02
                            Third Quarter              $6.00          $3.70
                            Fourth Quarter             $5.15          $2.75

      Fiscal Year 2005      First Quarter              $4.30          $2.35
                            Second Quarter             $2.80          $1.35
                            Third Quarter              $2.05          $1.53
                            Fourth Quarter             $1.95          $1.15

The closing price of our Common Stock on January 6, 2006 was $1.25.

The high and low prices are based on the average bid and ask prices for our Common Stock as reported by the OTC Bulletin Board. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Trades of our Common Stock may be subject to Rule 15g-9 of the SEC, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in

"penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). If the Company's Common Stock is deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our Common Stock. As a result of these rules, investors may find it difficult to sell their shares.

         B. Holders

Records of our stock transfer agent indicate that as of January 6, 2006, we had 145 record holders of our Common Stock. Since a significant number of our shares are held by financial institutions in "street name" it is likely that we have significantly more stockholders than indicated above. We estimate that we have approximately 1,000 beneficial owners, including such shares held in "street name."

         C. Dividends

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

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

On March 9, 2004, the Company granted an aggregate of 14,500 stock options to employees of Vehicle Enhancement Systems, Inc., a consulting company engaged by the Company. The options were granted to the following individuals: The shares were issued under the Company's 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

                     Bobby Ray Weant         -       7,000
                     Margot Kaiser           -       3,500
                     Barry Hodges            -       2,200
                     Pero Ilic               -       1,800
                                                  --------
                                                    14,500

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

On March 10, 2004, the Company issued 331,951 units to five investors upon the conversion of an aggregate of $331,951 of debt due by the Company to these investors. Among the investors converting their debt was Mr. Terry W. Thompson, direct of the Company who converted $50,600 of debt into 50,600 units. These units were issued under the exemption from registration provided in Section 4(2) of the Act.

On March 15, 2004, the Company granted an aggregate of 25,000 stock options to Mr. Derrick Woolworth, our Director of Architecture Engineering. The options are exercisable at the price of $3.40 per share. Of the 25,000 options, 15,000 vested immediately and the balance of 10,000 are subject to vesting based on him achieving certain performance goals. The options were granted and were issued under the Company's 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

On March 18, 2004, the Company issued 27,656 units comprised of 27,656 shares and 27,656 three year warrants exercisable at $2.00 per share to Marvin and Donna McDaniel upon the conversion of $27,656 of debt due by the Company to the McDaniels. The units were issued under the exemption from registration provided in Section 4(2) of the Act.

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

On May 4, 2004, the Company closed the sale of 328,143 units at $3.40 per unit to fourteen accredited investors. Each unit consisted of one share of the Company's common stock and one quarter (1/4) of a three-year warrant exercisable at $4.75 per share. The units were issued under the exemption from registration provided in Section 4(2) of the Act.

In May 2004, the Company issued to Mark Sullivan 150,000 three-year options, exercisable at $3.40 per share. The options were granted to Mark Sullivan and his designees under the Company's 2002 Equity Incentive Plan. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508

On July 5, 2004, the Company granted to Vincent Toms, Senior Software Architect 10,000 options, the shares underlying this option are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508). The options are exercisable at $4.50 per share. The options were granted under the Company's 2002 Equity Incentive Plan.

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

On September 2, 2004, the Company granted an aggregate of 20,000 stock options to Mr. Austin M. O'Toole (10,000) and Mr. Terry W. Thompson (10,000), both of whom were outside directors of the Company at the time. These options vest over three years:

         o        4,000 at the end of year 1
         o        3,000 at the end of year 2; and
         o        3,000 at the end of year 3

The options were granted under the Company's 2002 Equity Incentive Plan. The exercise price of these options is $4.05 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508). Mr. O'Toole resigned as a director of the Company prior to any of his options vesting. Accordingly, those options were cancelled.

On September 23, 2004, the Company issued 26,375 units comprised of 26,375 shares and 26,375 three year warrants exercisable at $2.00 per share to William and Susann Perkin upon the conversion of $26,375 of debt due by the Company to the Perkins. The units were issued under the exemption from registration provided in Section 4(2) of the Act

In October 2004, the Company issued 255,000 common stock purchase warrants to Pilot Travel Centers. The warrants expire on May 27, 2009, and are exercisable at the rate of $4.50 per share. The warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

As of November 1, 2004, Ms. Jackie Seneker, an employee of the Company, exercised 7,500 stock options at $1.00 per share. The options were previously granted pursuant to the Company's 2002 Equity Incentive Plan. These shares are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508).

As of December 31, 2004, SiriCOMM, Inc. consummated the private placement of its units pursuant to a Confidential Investment Proposal dated October 11, 2004 and amended on December 20, 2004. Each unit consisted of 50,000 shares of the Company's common stock and a common stock warrant to purchase 37,500 shares of common stock. In the private placement, the Company sold an aggregate of 6.38 units (319,000 shares and warrants to purchase 239,250 shares of common stock) for an aggregate purchase price of $638,000, or $100,000 per unit. The warrants entitle the holders to purchase shares of the common stock for a period of five years from the date of issuance at an exercise price of $2.40 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, on terms specified in the warrants.

In connection with the private placement, Sands Brothers International Limited, the placement agent in the private placement, received a cash commission fee of nine (9%) of the gross proceeds to the Company of the securities sold at the closing, a payment of $30,000 representing the fees and expenses of its counsel in the private placement and warrants to purchase ten percent (10%) of the shares sold in the private placement. The agent warrants are exercisable for a period of five years at an exercise price of $2.40 per share and contain the same anti-dilution rights as the private placement warrants.

Pursuant to the offering documents, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the shares, the warrant shares and the agent shares. The Registration Statement was filed within the required time frame, and became effective within 120 days of the closing date, the Company was then relieved of paying the investors 1% of the gross proceeds of the private placement for each thirty (30) day period in which the Company had failed to comply with such requirements.

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

On February 7, 2005, the Company entered into a Network Installation Agreement with Sat-Net Communications, Inc. ("Sat-Net"). Pursuant to the Agreement, the Company issued to Sat-Net 2,000,000 shares of its common stock and 1,000,000 common stock purchase warrants. Each warrant is exercisable for a period of three (3) years at a price of $2.00 per share. The warrants are subject to vesting at the rate of 2,500 warrants per truck-stop location installed; provided, however, that the vesting with respect to the first 250 locations will be deemed to occur when the wireless infrastructure is "network operational" as defined in the agreement. In addition, the 2,000,000 shares of common stock have "piggy-back" registration rights.

Sat-Net represented that it is accredited and the issuance of the Company's securities was negotiated between itself and the Company without a broker-dealer or payment of a commission in reliance of Section 4(2) of the Act.

On March 13, 2005, the Company granted 102,500 stock options to various employees, including a director of the Company. These options were granted under the Company's 2002 Equity Incentive Plan. The exercise price of these options ranged from $1.75 to $2.00 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

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

On April 11, 2005, the Company consummated the private sale of its securities to Sunflower Capital, LLC. The securities sold consisted of units comprised of shares of the Company's common stock and warrants to purchase shares of the Company's common stock. At the closing, the Company delivered an aggregate of 1,066,667 shares and delivered warrants to purchase an additional 1,066,667 shares of the Company's common stock. The warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.50 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

In a separate transaction also consummated on April 11, 2005, the Company sold 413,605 warrants to Sunflower Capital, LLC at a purchase price of $53,333 or approximately $.13 per warrant. These warrants entitled the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five (5) years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in these warrants. William P. Moore, a director of the Company, is the managing member of Sunflower Capital, LLC.

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

On April 13, 2005, the Company granted 15,000 stock options to J. Richard Iler, our Chief Financial Officer. These options were granted under the Company's 2002 Equity Incentive Plan. The exercise price of these options is $1.90 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

On April 13, 2005, the Company granted 10,000 stock options to Terry Thompson, a Director of the Company. These options were granted under the Company's 2002 Equity Incentive Plan. The exercise price of these options is $1.90 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

On June 16, 2005, the Company issued 2,600 stock options exercisable at $1.75 per share to Robert Myers in connection with his hiring by the Company as a Network Administrator II. The options were issued in accordance with the Company's 2002 Equity Incentive Plan.

In June 2005, the Company consummated the private sale of its securities to ten
(10) investors, including Sunflower Capital, LLC a limited liability company managed by William P. Moore, a director of the Company. The securities sold units comprised of shares of the Company's common stock and warrants to purchase shares of the Company's common stock. At the closing, the Company sold an aggregate of 267,833 units at an aggregate purchase price of approximately $401,750 or $1.50 per unit. At the closing, the Company delivered an aggregate of 267,833 shares and delivered warrants to purchase an additional 267,833 shares of the Company's common stock. The warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.50 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

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

On July 8, 2005, the Company issued 15,000 shares of its common stock and 20,000 common stock purchase warrants to Interactive Resource Group ("IRG") pursuant to a consulting agreement. The warrants are exercisable for four (4) years and have varying exercise prices as set forth below:

         o        10,000 at $2.50;
         o        5,000 at $3.00; and
         o        5,000 at $4.00.

The shares and warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

On September 22, 2005, the Company issued 4,000 shares (valued at $6,000) of its common stock to Satellite Dish Communications ("SDC") in exchange for SDC's installation and removal of WLAN equipment purchased from Truckstop.net and located at various truck stops nationwide. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

On September 22, 2005, the Company issued an aggregate of 200,000 warrants to Clark Burns (100,000) and Philip Snowden (100,000). The warrants are exercisable for five (5) years at an exercise price of $1.50 per share. The warrants were issued under the exemption form registration provided in Section 4(2) of the Act.

On December 15, 2005, the Company issued 25,000 shares of its common stock to IRG pursuant to a consulting agreement dated November 30, 2005. The consulting agreement also requires the Company to issue an additional 15,000 shares on or before January 1, 2006 and 10,000 shares on or before February 1, 2006. Additionally, the consulting agreement calls for the issuance on January 15, 2006 of 50,000 four (4) year warrants with the following exercise prices:

                  16,666 at $1.25
                  16,667 at $1.35
                  16,667 at $1.45

On December 27, 2005, the Company entered into a Loan Agreement with Sunflower Capital, LLC. The loan is in the principal amount of $500,000 and is evidenced by a Convertible Promissory Note due July 1, 2006. As consideration for Sunflower making the loan, the Company issued to Sunflower a warrant to purchase 200,000 shares of the Company's common stock at $1.26 per share. The warrant expires December 15, 2010.

The Note mandatorily converts into the Company's units consisting of one share of common stock and one redeemable common stock purchase warrant exercisable at $1.50 per share during the period commencing on the date of issuance and expiring five (5) years thereafter. The Note will convert into such units at the rate of $1.15 per unit upon the closing of a private placement as described in the Loan Agreement. In the event the private placement does not close, Sunflower Capital will have the option to convert the Note into shares of the Company's common stock and common stock purchase warrants at a variable conversion price determined by taking the value weighted average price of the Company's common stock for the 20 trading days prior to the date the conversion notice is sent to the Company. In addition, the Company will issue to Sunflower Capital such number of warrants equal to the number of shares being issued upon conversion. The exercise price of such warrants shall be equal to the conversion price plus $0.25. These warrants will be exercisable for a period of five years from the date of issuance.

The aforementioned securities have been and will be issued under the exemption from registration provided in Section 4(2) of the Act.

The cash proceeds of the above sales of securities of the Company were used for general corporate purposes in developing the Company's planned services.

ITEM 6

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Background
----------

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

We believe the following critical accounting policy, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses a trinomial options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The following estimates are used for grants in 2005: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience of 75 %; expected lives of 2 years is estimated based on management's judgment of the time period by which these instruments will be exercised.

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

Fair Value of Equity Instruments
--------------------------------

The valuation of certain items, including valuation of warrants or restricted stock that may be offered as compensation for goods or services received within its contracts, involve significant estimations with underlying assumptions judgmentally determined. Warrants are valued using the most reliable measure of fair value, such as the value of the goods or services rendered, if not obtainable, the valuation of warrants and stock options are then based upon a trinomial valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions. As the Company's stock is thinly traded, the amounts recorded for equity instruments, which are based partly on historical pricing of the Company's stock, are subject to the assumptions used by management in determining the fair value.

Results of Operations
---------------------

During fiscal 2005, SiriCOMM advanced its efforts towards commercialization of its products and services. To that end, SiriCOMM reached various agreements with original equipment manufacturers, truck-stop operators and other sales agents.

For the years ended September 30, 2005 and 2004

Revenues

SiriCOMM generated revenues of $193,741, for the fiscal year ending September 30, 2005 while not generating any revenues during fiscal year 2004. Revenues were solely derived from the Company's offering of its In Touch Internet service. In late June, Pilot Travel Centers introduced the Company's In Touch Service as a cash point of purchase transaction at the registers to facilitate purchases. Previously, the Company was limited to accepting only credit card purchases. Limited advertising has been conducted to date and no assurances can be offered that the Company will generate any meaningful revenues from the offering of the In Touch service in the future.

Operating Expenses

Our operating expenses consist of product research and development costs, general and administrative, selling, depreciation and amortization, as well as amortization of long-term prepaid assets as compared to the same period in 2004.

During fiscal year 2005, net operating losses totaled $3,236,245 as compared to net operating losses of $2,585,327 for 2004.

The Company has increased its number of employees in accounting, software development and customer service which have contributed to the increase in net operating losses. These expenses were necessary to build the Company's infrastructure, support the In Touch service and improve the Company's Corporate Governance.

General and Administrative Expenses

Our General and Administrative expenses consist of corporate overhead costs, administrative support, professional fees and amortization of prepaid consulting fees.

For fiscal year 2005, SiriCOMM's general and administrative expenses totaled $1,199,045, or 35.0% of total operating expenses, while for 2004 general and administrative expenses totaled $1,823,959 or 70.6% of total operating expenses. For 2005 and 2004, $300,840 and $0, respectively, of general and administrative expenses represents a non-cash vesting of consulting fees paid by the issuance of stock which was granted in 2004. Accounting and legal fees increased during 2005 by $105,865 due to the Company's filing of a Registration Statement on Form SB-2.

Salaries

For fiscal year 2005, SiriCOMM incurred salaries of $1,112,889, representing 32.4% of operating expenses, as compared to $663,115, or 25.6%, of total operating expenses for 2004. The Company hired an additional nine employees including a Controller since the same period ending September 30, 2004.

Satellite Access Fees

Satellite access fees have been incurred as a result of the Company's launching its proprietary network, expenses were realized for fiscal year 2005 of $711,702 or 20.7% of operating expenses. The non-cash component of the satellite access fees for fiscal year 2005 was $378,027. The Company had not yet launched the Network, thus no satellite access fees had been incurred during 2004.

Research and Development

Research and development costs increased $23,810 during fiscal year 2005 to $50,260 compared to $26,450 for 2004. The 2004 costs were low compared to 2005 due to a credit received for services from a consultant that is aiding in the development of the wireless network.

Depreciation and Amortization

Depreciation expense was $356,090 or 10.4% of operating expenses for fiscal year 2005 as compared to $21,803 or 0.8% of operating expenses for 2004. The increase is attributable to extensive expansion and installation of network equipment.

Interest Expense

For fiscal year 2005, interest expense was $26,593 as compared to $26,578 during 2004. The nominal change in interest expense is attributable to the Company increasing its borrowing on its line of credit during 2005 but conversely had paid other notes off during the latter part of 2004 and early in 2005.

The valuation of certain items, including valuation of warrants or restricted stock that may be offered as compensation for goods or services received within its contracts, involve significant estimations with underlying assumptions judgmentally determined. Warrants are valued using the most reliable measure of fair value, such as the value of the goods or services rendered, if not obtainable, if such value is not readily obtainable, the valuation of warrants and stock options are then based upon a trinomial valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions. As the Company's stock is thinly traded, the amounts recorded for equity instruments, which are based partly on historical pricing of the Company's stock, are subject to the assumptions used by management in determining the fair value.

Liquidity and Management's Plan of Operations

The financial statements have been prepared using the going concern basis of accounting. This basis assumes realization of assets and liquidation of liabilities in the ordinary course of business. We continue to finance our operations entirely from invested funds and limited borrowing for capital expenditures. The Company has, since the introduction of its In Touch service realized an increase in month-to-month revenue, and has reasonable expectations of increased subscriptions as it expands its networks installations. No assurances can be given that revenues will increase sufficiently either from its ISP service or through the introduction of its other products and applications to cover operating expenses or that the Company can continue to attract capital under terms favorable to the Company and its shareholders. Certain existing shareholders have verbally expressed their desire to make additional capital available to the Company to accommodate any shortfalls in our operating capital; however, no assurances can be given as to the adequacy of their commitment to meet such deficiencies in working capital, or capital expenditure requirements. The Company has retained the services of an investment banker to identify new sources of capital, but as of this filing has not received any firm commitments to make an investment in the Company.

As of September 30, 2005, our current assets including cash and cash equivalents, accounts receivable and other current assets amounted to approximately $949,000. Current liabilities amounted to approximately $902,500 and include a note payable to Southwest Missouri Bank, accounts payable, accrued salaries, and other accrued expenses.

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

Effective as of December 31, 2004, SiriCOMM, Inc. consummated the private placement of its units pursuant to a Confidential Investment Proposal dated October 11, 2004 and amended on December 20, 2004. Each unit consisted of 50,000 shares of the Company's common stock and a common stock warrant to purchase 37,500 shares of common stock. In the private placement, the Company sold an aggregate of 638 units (319,000 shares and warrants to purchase 239,250 shares of common stock) for an aggregate purchase price of $638,000, or $100,000 per Unit.

The warrants entitle the holders to purchase shares of the Common Stock for a period of five years from the date of issuance at an exercise price of $2.40 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, on terms specified in the warrants.

In connection with the private placement, Sands Brothers International Limited, the placement agent in the private placement, received a cash commission fee of nine (9%) of the gross proceeds to the Company of the securities sold at the closing, a payment of $30,000 representing the fees and expenses of its counsel in the private placement and warrants to purchase ten percent (10%) of the shares sold in the private placement. The agent warrants are exercisable for a period of five years at an exercise price of $2.40 per share and contain the same anti-dilution rights as the warrants issued with the private placement.

Pursuant to the offering documents, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the shares, the warrant shares and the agent shares. The Registration Statement was timely filed within the required time frame of the closing date, and thus did not subject the Company to pay to the investors 1% of the gross proceeds of the private placement for each thirty (30) day period in which the Company fails to comply with such requirements.

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

On April 11, 2005, the Company consummated the private sale of its securities to Sunflower Capital, LLC. The securities sold consisted of units comprised of shares of the Company's common stock and warrants to purchase shares of the Company's common stock. At the closing, the Company sold an aggregate of 1,066,667 units at an aggregate purchase price of $1,600,000 or $1.50 per unit. The Company delivered an aggregate of 1,066,667 shares and delivered warrants to purchase an additional 1,066,667 shares of the Company's common stock. The warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.50 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

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

William P. Moore, a director of the Company, is the managing member of Sunflower Capital, LLC.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

The Company received funds in late June and on July 7, 2005, SiriCOMM, Inc. consummated the private sale of its securities to ten (10) investors, including Sunflower Capital, LLC a limited liability company managed by William P. Moore, a director of the Company. The securities sold consisted of units comprised of shares of the Company's common stock and warrants to purchase shares of the Company's common stock. At the closing, the company sold an aggregate of 267,833 units at an aggregate purchase price of approximately $401,750 or $1.50 per unit. The Company delivered an aggregate of 267,833 shares and delivered warrants to purchase an additional 267,833 shares of the Company's common stock. The warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.50 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

In a separate transaction from funds received in June and consummated on July
7, 2005, the Company sold 25,850 warrants to Sunflower Capital, LLC at a purchase price of $3,333.50 or approximately $0.13 per warrant. These warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five (5) years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in these warrants.

On November 15, 2005, the Company made a block repurchase, in an open market transaction, of ninety thousand (90,000) shares of its common stock at a purchase price of $1.00 per share. The stock repurchase was authorized by the Company's board of directors and in accordance with applicable laws, rules and regulations.

Contractual Obligations and Commercial Commitments

Contractual obligations as of September 30, 2005 are as follows:

                                                    Payments Due by Period
    ----------------------------------------------------------------------------------------------------
    Contractual                                   Less than                                   After
    Obligations                       Total        1 year       1-3 years     4-5 years      5 years
    ----------------------------------------------------------------------------------------------------
    Line of credit and note
      payable                       $407,346      $407,346                     $     -       $     -
    Operating leases                       -             -          -                -             -
                                 -----------------------------------------------------------------------
   Total contractual cash
      obligations                   $407,346      $407,346                     $     -       $     -
    ================================================================================================----

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company will be required to adopt Statement 123(R) during its first quarter of fiscal year 2007. The Company has not determined what financial statement impact Statement 123(R) will have on the Company.

COMMITMENTS

We do not have any commitments that are required to be disclosed in tabular form as of September 30, 2005.

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

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date and have never generated meaningful revenue. Therefore, we have a limited operating history upon which to evaluate the merits of investing in the Units. Because we are in the early stages of operating our business, we are subject to many of the same risks inherent in the operation of a business with a limited operating history, including the potential inability to continue as a going concern.

We are dependant on outside financing for continuation of our operations.

Because we have never generated meaningful revenue and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in this Offering could lose their entire investment.

SiriCOMM launched its initial product for commercialization in December 2004 and there can be no assurance that our products will be accepted by potential customers.

Since our founding in 2000, we have invested six million dollars in our business plan and into the development of infrastructure. However, we only recently commenced marketing our initial product offering, In Touch(TM) internet service, in December 2004. There can be no assurance that our target market of prospective customers will commercially accept our products. A failure to gain a certain level of acceptance in the market may result in a level insufficient for us to generate a profit and sustain our business activities.

SiriCOMM requires significant additional capital to complete the installation of its national Network and these funds may not be available when we need them.

The Company's Network (defined below) became operational in October 2004, is only partially built, and significant capital is required by the Company to install the number of WLAN site locations which the Company believes are required to offer a robust national business service to its target market. There can be no assurance that the Company will be able to raise this additional required capital. If such capital is not raised, there can be no assurance that the Network as it is currently installed in 38 states is sufficiently dense or nationally robust enough to have functional utility to its target market. If these funds are not available when we need them, we may need to change our business strategy and limit the expansion of our Network, which would limit its functional utility and thus our ability to develop our business.

We compete with large, well-capitalized companies.

While we believe that there are currently no direct competitors in the trucking or highway wireless broadband market, the overlapping mobile wireless broadband industry is dominated by several large, well-capitalized companies such as Qualcomm and PeopleNet. Several of these entities have greater financial resources than us and as a result, we may not be able to invest comparable levels of funding into our business. There can be no assurance that we will be successful in establishing the credibility, products and services and financial position necessary to successfully compete against these large, well-established competitors. A failure to do so could mean that we will perform substantially below our expectations and that investors in this Offering could lose some or all of their investment in the Units. Furthermore, existing competitors may grow their business, and new competition may enter the market over time, all of which may increase competition and our ability to be successful in our industry.

Our industry is characterized by rapidly changing technology.

The mobile wireless broadband service industry is subject to rapid change and evolution of the technology platforms, products and services available to customers. There can be no assurance that either the suite of products and services that we have developed are currently the most up-to-date and competitively priced or that such products and services will not be made obsolete as a result of the technology developments of competitors. A failure by us to have, maintain and continue to develop or acquire leading edge technology could mean that we will substantially under-perform versus our expectations and thus have a materially detrimental effect on our business operations.

Our business model requires us to continually develop and augment our suite of products through internal development and product acquisitions.

Our business model is dependent on our ability to augment our initial suite of products and services with additional products and services important to providing customers with an integrated communication and productivity suite of products and services. There can be no assurance that we have either the ability or resources to accomplish this, thus affecting our ability to develop a profitable business enterprise. A failure to develop existing or additional products and services or obtain additional products and services necessary to maintain a productive suite of products and services may have a materially detrimental effect on our business operations.

Our inability to recruit and retain qualified employees could cause our financial condition to suffer.

We believe that we have recruited the nucleus of a solid management team, however, due to our small size and thin capitalization, there can be no assurance that we can retain our management team or that we can hire the additional management and employees that we will need to employ as the Company grows or to sustain such growth. Our inability to attract and retain qualified employees could affect our ability to successfully implement our business plan and expand our business.

We are heavily dependant on key personnel, and a loss of such personnel could have a detrimental effect on our business.

We are highly dependent upon the efforts of our senior management team, including our President and Chief Executive Officer, Mr. Henry P. Hoffman. The loss of the services of one or more of these individuals might impede the achievement of our development objectives. Because of the specialized nature of our business, we are highly dependent upon our ability to attract and retain qualified personnel. The loss of such key personnel could have a materially detrimental effect on our business. The Company has obtained key-person insurance on Mr. Hoffman's life in the amount of $1,000,000, the proceeds of which are payable to the Company. We do not maintain key person insurance on any other employees' life.

Disruption of our services due to accidental or intentional security breaches may harm our reputation, potentially causing a loss of sales and an increase in our expenses.

A significant barrier to the growth of wireless data services or transactions on the Internet or by other electronic means has been the need for secure transmission of confidential information. Our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third party were able to misappropriate our users' personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our revenue and could result in the loss of customers.

There is no established market for our products and services; we may not be able to sell enough of our services to become profitable.

The markets for wireless data and transaction services are not fully developed. Continued growth in demand for, and acceptance of, these services remains uncertain. Current barriers to market acceptance of these services include cost, reliability, functionality and ease of use. We cannot determine with any certainty whether these barriers will be overcome. Our competitors may develop alternative wireless data communications systems that gain broader market acceptance than our current and future systems. If the market for our services does not grow, or grows more slowly than we currently anticipate, we may not be able to attract and maintain customers and our financial condition would be adversely affected.

Our strategic alliances may not deliver the value we paid or will pay for them.

We may incur excessive expenses if we do not successfully integrate our strategic alliances or if the costs and management resources we expend in connection with integration exceed our expectations. We expect that our strategic alliances and any acquisitions and investments we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results. The value of the companies that we acquired or invested in may be less than our estimates and our financial results may be adversely affected if:

         o we fail to assimilate the acquired assets with our pre-existing business;

         o our management's attention is diverted by other business concerns; or

         o we assume unanticipated liabilities related to the acquired assets.

In addition, the companies we have acquired or invested in or may acquire or invest in are subject to each of the business risks we describe in this section, and such risks may affect the value of such acquisitions and investments. Further, we cannot guarantee that we will realize the benefits or strategic objectives we were seeking to obtain by acquiring or investing in these companies.

We may not achieve profitability if we are unable to maintain, improve and develop the wireless data services we offer. We believe that our future business prospects depend in part on our ability to maintain and improve our current services and to develop new products and services on a timely basis. Our services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our service offerings, major new wireless data services and service enhancements require long development and testing periods. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. Additionally, our new services and service enhancements may not achieve market acceptance. If we cannot effectively develop and improve services, we may not be able to recover our fixed costs or otherwise become profitable.

Any type of systems failure could reduce sales, increase costs or result in claims of liability.

Any disruption from our satellite feeds or backup landline feeds could result in delays in our subscribers' ability to receive information. We cannot be sure that our systems will operate appropriately if we experience a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, intentional disruptions of service by third parties, an act of God or an act of terrorism or war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve substantial costs and distract management from operating our business.

Failure of satellite(s) or loss of satellite capacity would materially and adversely affect our network.

The operation of our network and our subscriber's ability to receive and exchange information is dependent upon our continued access to satellite transmission capacity and the proper performance of the satellite(s) utilized by the Company. We have contracted with ViaSat, Inc., a California-based satellite communications service provider ("ViaSat"), for satellite bandwidth capacity in the Ku-band frequency range to support our network. While the Company's satellite service may not be preempted by ViaSat to restore another customer's service, in the event of a failure or significant disruption in the satellite capacity provided by ViaSat, we would have to obtain alternative satellite capacity rights. While we believe that in such an event we will be able to obtain alternative satellite capacity, we do not currently have rights for redundant capacity and there can be no assurance that we will be able to obtain such satellite capacity on terms favorable to us. Our inability to obtain alternative satellite capacity in a timely manner, or on terms favorable to us would have a material adverse effect on our operations and financial results.

A significant portion of our business is dependent upon relationships with three customers.

We have deployed a network of SiriCOMM Wi-Fi spots at locations convenient to highway travelers for wireless Internet access, which is currently the most widely available Internet access network built for the highway transportation market. The SiriCOMM Wi-Fi spots are located at participating Pilot locations, select roadside weigh stations that feature PrePass(TM) ("PrePass") and participating Love's locations. The Company's contracts with Pilot and Love's to install and maintain these Wi-Fi spots may be terminated upon 90 days advance notice. If Pilot or Love's terminate their contracts with us, we would experience an immediate detrimental impact on our business, resulting in a materially detrimental effect on our results of operations. The initial term of our contract with ACS for the installation of 10 PrePass sites expires December 28, 2005. The Company is currently in discussions with ACS to extend its contract and to significantly expand the number of PrePass site installations. While the Company expects that such an extension of the ACS contract will be entered into, there can be no assurance that such contract extension will be consummated on terms acceptable to the Company or for the number of additional sites anticipated. Failure to successfully extend the ACS contract on these terms would materially and adversely affect the Company's ability to expand its network as currently anticipated.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

New laws and regulations that impact our industry could increase our costs or reduce our opportunities to earn revenue.

We are not currently subject to direct regulation by the Federal Communications Commission (the "FCC") or any other governmental agency, other than regulations applicable to publicly traded Delaware corporations of similar size that are headquartered in Missouri. However, in the future, we may become subject to regulation by the FCC or other state and federal agencies. In addition, the wireless carriers that supply us airtime and certain of our hardware suppliers are subject to regulation by the FCC and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.

A pending lawsuit, if successful, could have an adverse effect on our financial condition and business operations.

On December 17, 2004, certain of our officers and directors were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dillman, Mendez and Iler who are officers and directors of the Company, Mr. Thompson who is a director of the Company and Mr. Noland who is a former officer and director of the Company were all named in the complaint. The action alleges fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The complaint seeks damages in excess of $9,679,903. Although the Company was not named as a defendant, we will pay all expenses relating to the defense of this matter. In management's opinion this case is without merit and the defendants intend on defending this matter vigorously. If the lawsuit is successful, we may be obligated to pay damages, which may have a material adverse effect on our financial condition and business operations.

                        Risks Related to Our Common Stock

Our common stock has experienced volatility in the past, and may experience significant volatility in the future, which substantially increases the risk of loss to persons owning our common stock

Because of the limited trading market for our common stock, and because of the significant price volatility, stockholders may not be able to sell their shares of common stock when they desire to do so. In 2005, our stock price ranged from a high of $4.30 to a low of $1.15, and in 2004, our stock price ranged from a high of $6.00 to a low of $0.95. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss as a result of such illiquidity and the price for our common stock may suffer greater declines due to its price volatility.

Our common stock is traded on the OTC Bulletin Board, which may be detrimental to investor.

Our shares of common stock are currently traded on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotations. We cannot predict whether a more active market for our stock will develop in the future. In the absence of an active trading market:

         o investors may have difficulty buying and selling our common stock or obtaining market quotations;
         o        market visibility for our common stock may be limited; and
         o a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Our common stock is subject to penny stock rules, which may be detrimental to investors.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.

This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to SEC regulations for "penny stock." Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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

ITEM 8A
         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of SiriCOMM's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-KSB. Management has concluded that its disclosure controls and procedures were still not effective as of September 30, 2005. In connection with the restatement described below, management determined that a material weakness existed in SiriCOMM's internal control over financial reporting for the year ended September 30, 2004. Because of this material weakness, management determined that SiriCOMM's disclosure controls and procedures were not effective as of September 30, 2004 to ensure that all material information required to be included in SiriCOMM's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including it's principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. To address this material weakness, SiriCOMM's management continues to perform additional analysis to ensure that SiriCOMM's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that
(i) the consolidated financial statements, as restated, fairly present in all material respects SiriCOMM's financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Consideration of the Restatement

On December 10, 2003, SiriCOMM issued an aggregate of 213,417 shares of its Series A Preferred Stock to two investors upon conversion of debt in the aggregate principal amount of $200,000 plus accrued interest of $13,417. These shares were accounted for on the Company's balance sheet as part of its permanent equity. Because the Series A Preferred Stock provided the holder the right to redeem those shares at any time commencing three (3) years from the date of issuance, those shares should have been classified as temporary equity.

As a result of the foregoing, management restated its September 30, 2004 annual consolidated financial statement as well as its interim consolidated financial statements for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005. The reclassification of the Series A Preferred Stock did not effect the Company's results of operations for any of the above listed periods.

Internal Control over Financial Reporting

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of September 30, 2004, SiriCOMM did not maintain effective control over financial reporting to ensure the Series A preferred stock was accurately presented or that the accounting treatment related to the redeemable shares was appropriately reviewed to ensure compliance with accounting principles generally accepted in the United States of America. The transaction related to these redeemable shares was non-routine in nature. Specifically, the Company did not have adequate controls over the classification of the Series A preferred shares subject to redemption requests nor the proper evaluation of the relevant accounting literature related to such shares. This material weakness resulted in a restatement of SiriCOMM's financial statements. As of September 30, 2005, the Company still lacked the personnel and technical expertise necessary to insure that a material weakness did not exist at that time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. We have better defined the roles of certain of our personnel relating to internal controls over financial reporting and are disclosing the following significant deficiencies:

         o The Human Resources Director has significant abilities to perform functions in the purchasing cycle, including updating vendor files, recording transactions, and accessing signed checks.

         o The Chief Executive Officer has the ability to perform EDI transactions and approving and signing checks with little or no oversight from other members of management.

         o The Chief Financial Officer can perform most functions associated with the purchasing cycle, including signing check which is predominantly done in the absence of the Chief Executive Officer.

         o The Human Resources Director can perform most functions within the payroll cycle, including file maintenance, recording of transactions and adjusting payroll data.

         o The Human Resources Director can perform most functions in the revenue and accounts receivable cycle including, billing customers, recording revenue transactions, submitting credit card remittances and reconciling the bank statements.

         o The Company has not established adequate procedures to properly accrue for goods and services rendered.

Management's Response to the Material Weakness and Significant Deficiencies

In response to the material weakness and significant deficiencies described above, we have undertaken the following initiatives with respect to our internal controls and procedures that we believe are reasonably likely to improve and materially affect our internal control over financial reporting. We anticipate that remediation will be continuing throughout fiscal 2006, during which we expect to continue pursuing appropriate corrective actions, including the following:

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

         o Establishing adequate procedures to properly accrue for goods and services rendered to insure they are recorded in the proper reporting period.

To date, we have retained an outside accounting consultant to assist the Company in strengthening our controls and procedures. Our management and Audit Committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we intend to implement is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

We cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting. We currently are unable to determine when the above-mentioned material weaknesses will be fully remediated. However, because remediation will not be completed until we have added finance staff and strengthened pertinent controls, we believe the aforementioned material weakness and significant deficiencies may continue to exist. The Company has yet to develop procedures to adequately assess financial statement and disclosure reporting requirements so that regulatory filings are accurate and complete.

                                    PART III


ITEM 9
         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

A. Identification of Executive Officers and Directors

The Company's Board of Directors currently consists of six directors. Set forth below is certain information regarding our directors and key executive officers.

Name                      Age    Position                        Director Since
----                      ---    --------                        --------------

Henry P. (Hank) Hoffman    54    President, CEO and                    2002
                                 Chairman
David N. Mendez            45    Executive Vice President -            2002
                                 Sales and Marketing;
                                 Director
Kory S. Dillman            35    Executive Vice President -            2002
                                 Internet Business
                                 Development; Director
J. Richard Iler            53    Chief Financial Officer; Director     2003
Terry W. Thompson          55    Director                              2003
William P. Moore           60    Director                              2005

Directors are elected to serve until the next Annual Meeting of shareholders and until their successors have been elected and qualified. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board.

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

Prior to his term at Tri-State, he served in several Operations/Management positions with both Schneider National, Inc. and Viking Freight System. As an industry leader he has been a Vice President of the American Trucking Association, President and Chairman of the Board of the Munitions Carriers Conference, member of the Board of Directors of the National Automobile

Transporters Association, and Forum Co-Chairman of the National Defense Transportation Association. Prior to his trucking industry career, Mr. Hoffman served as an officer in the United States Army Field Artillery for six years where he completed two command assignments. Mr. Hoffman earned a Bachelor of Science degree from the United States Military Academy, West Point, NY and a Master of Business Administration from the University of Wisconsin, Oshkosh, WI.

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

Kory S. Dillman

Mr. Dillman was appointed Executive Vice President - Internet Business Development on November 21, 2002. On that same date Mr. Dillman was also elected a director of the Company. Mr. Dillman co-founded SiriCOMM in April 2000 and has been its Executive Vice President - Internet Business Development and a director since SiriCOMM's inception. From 1996 to 1999 Mr. Dillman was Creative Director for DRIVERNet. In that position he produced intranet and Internet applications for DRIVERNet and its customers. He developed specific web-based products for Volvo Trucks North America, Ambest, Petro Travel Centers, Pilot Travel Centers, Caterpillar Engines, and TravelCenters of America. Prior to joining DRIVERNet, Mr. Dillman was Art Director for Wendfall Productions. In this position he managed development for interactive gaming and mixed-mode CD's for Sony Music and Ardent Records. Mr. Dillman earned a Bachelor of Fine Arts degree from the University of Tulsa, Tulsa, OK.

J. Richard Iler

Mr. Iler was appointed Chief Financial Officer and elected to the Board of Directors in April 2003. From 2001 through 2003, Mr. Iler was managing director of a private equity fund responsible for financing activities, management consulting and investor relations of the funds portfolio companies. From 1998 through 2001, Mr. Iler was Chief Financial Officer of United American e-Health Technologies, a publicly traded company, which he assisted in raising capital and preparation of regulatory filings. Mr. Iler graduated from Grand Valley State University in Allendale, Michigan with a B.S. and attended South Texas College of Law in Houston, Texas.

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

William P. Moore

William P. Moore was elected to the Board of Directors in May 2005. Mr. Moore has pursued a career as an entrepreneur since 1980, when he founded Continental Exploration, Inc., an oil and gas exploration company operating in the Eastern Kansas area. In 1990, he acquired a significant ownership position in a crude oil first purchaser with operations in Eastern Kansas. In 1995, Mr. Moore co-founded Continental Coal, Inc. which operates surface coal mines in Western Missouri and Eastern Kansas. Recently, he co-founded Sunflower Energy, LLC, an oil and gas exploration company operating in Western Kansas.

Mr. Moore graduated from the United States Military Academy, West Point, New York, in 1967 with a Bachelor of Science degree. Following four years of military service, including nineteen months in the Republic of South Vietnam, Mr. Moore enrolled at Harvard University where he received a Master of Business Administration degree in 1973.

Board of Directors; Committees

The Board of Directors has the responsibility for establishing corporate policies and for the overall performance of the Company. The Board of Directors held 10 meetings during fiscal 2005. During fiscal year 2005 all other actions requiring the approval of the Board of Directors were taken by unanimous written consent.

Audit Committee
---------------

On June 14, 2004, the Board of Directors established an audit committee and elected Austin O'Toole and Terry W. Thompson as members of the Audit Committee. On March 2, 2005 Mr. O'Toole resigned from the Board of Directors and resultantly also resigned from the Audit Committee. The Company expects to appoint Mr. William P. Moore to the Audit Committee. The members of the Audit Committee met once between June 14, 2004 and September 30, 2004. The functions of the Audit Committee include the following:

         o Appointing or replacing the independent public accountants of the Company;

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

Compensation Committee
----------------------

The Company plans to create a compensation committee upon the appointment of an additional outside director. The Board of Directors as a whole performs the functions customarily attributable to a compensation committee.

Nominating Committee
--------------------

The Company does not have a nominating committee. The Board of Directors as a whole performs the functions customarily attributable to a nominating committee.

Compensation of Directors
-------------------------

On December 20, 2005, the Board authorized the following compensation package for its independent board members:

         o        Annual Cash Retainer - $5,000 per fiscal year

         o Meeting Fee - $1,000 plus reasonable travel-related expenses for on-site board meetings and/or on-site committee meetings, and $500 for meetings conducted or attended by telephone.

Stock Options. New independent board members receive an initial grant of twenty-five thousand (25,000) options to purchase Common Stock. The options vest over thirty months in the following manner: (i) 10,000 options in six (6) months from date of election; (ii) 7,500 options on the eighteen-month anniversary of the date of election; and (iii)7,500 options on the thirty-month anniversary of the date of election. Each of these options will be priced at 110% of the market price of the Company's common stock at the date of issuance. In addition, on their anniversary of appointment, all board members will receive an annual grant of 10,000 three (3) year options to purchase Common Stock. These options will be priced at market on the date of issuance.

Involvement in Certain Legal Proceedings
----------------------------------------

On December 17, 2004, Henry Hoffman, Kory Dillman, David Mendez, Tom Noland, Richard Iler and Terry Thompson were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dillman, Mendez and Iler are officers and directors of the Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The Company was not named as a defendant in this matter. The action was brought in the Circuit Court of Jackson County, Missouri at Kansas City (04CV236387). The action alleges fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The complaint seeks damages in excess of $9,679,903. The defendants filed a motion to dismiss which was denied by the Court. The defendants filed their answer and counter claims against the plaintiff on August 18th, 2005. The Company will pay all expenses relating to the defense of this matter. In management's opinion this case is without merit and the defendants intend on defending this matter vigorously.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 2004, all Reporting Persons timely complied with all filing requirements applicable to them.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2005 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

Code of Ethics
--------------

We have adopted a Code of Ethics and Business Conduct for Officers and Directors and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives.

ITEM 10
         EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2003, 2004 and 2005. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
                                                                                    Long Term
                                            Annual Compensation                   Compensation
                              ------------------------------------------------  -------------------
                               Fiscal Year
                                  Ended
Name and Principal Position    September 30         Salary ($)      Bonus ($)     Options/SARS (#)
---------------------------    ------------         ----------      ---------     ----------------
Henry P. Hoffman                   2005         $  218,750(a)            -                -
President, CEO and Chairman        2004             175,000              -                -
                                   2003             150,000              -                -

David N. Mendez                    2005         $  161,458(a)            -                -
EVP-Sales and Marketing;           2004             125,000              -                -
Director                           2003             125,000              -                -

Kory S. Dillman                    2005         $  161,458(a)            -                -
EVP-Internet Business              2004             125,000              -                -
Development; Director              2003             125,000              -                -

J. Richard Iler                    2005         $   130,000              -                -
Chief Financial Officer;           2004              75,831              -                -
Director                           2003                   -              -                -

-------------
(a) includes $93,750 in accrued and unpaid compensation.
(b) includes $78,125 each in accrued and unpaid salary.
(c) reflects payments of accrued and unpaid salary of $43,750 to Mr. Hoffman and $36,458 each to Messrs. Dillman and Mendez.

Employment Contracts
--------------------

We have employment agreements with three of our executive officers, Henry P. Hoffman, David N. Mendez and Kory S. Dillman.

Mr. Hoffman's employment agreement, dated February 19, 2002 had an initial term of three (3) years and a base annual salary of $150,000 and was increased to $175,000 in 2004. Thereafter, the agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors.

Mr. Mendez' employment agreement, dated February 19, 2002 had an initial term of three (3) years and a base annual salary of $125,000. Thereafter, the agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors.

Mr. Dillman's employment agreement, dated February 19, 2002 had an initial term of three (3) years and a base annual salary of $115,000, which has been increased to $125,000. Thereafter, the agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors.

Stock Options
-------------

                                            OPTIONS/SAR GRANTS TABLE

Option/SAR Grants in the Last Fiscal Year
Individual Grants
                                                                      % of Total
                                                                     Options/SARs
                                                                      Granted to      Exercise or
                                         Fiscal     Options/SARs     Employees in      Base Price     Expiration
Name and Principal Position               Year       Granted (#)      Fiscal Year        ($/Sh)          Date
---------------------------              ------     ------------     ------------     -----------     ----------
Henry P. Hoffman                          2005           -0-              0.0%             -0-            --
President, CEO and Chairman of the Board  2004           -0-              0.0%             -0-            --

David N. Mendez                           2005           -0-              0.0%             -0-            --
EVP- Sales and Marketing and Director     2004           -0-              0.0%             -0-            --

Kory S. Dillman                           2005           -0-              0.0%             -0-            --
EVP - Internet Business Development and   2004           -0-              0.0%             -0-            --
Director

J. Richard Iler                           2005          15,000            17%             $1.90         4/13/15
Chief Financial Officer and Director      2004         145,000            0.0%            $1.00        11/17/13

OPTIONS/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Value

                                                                                                     Value of
                                                                                                     Unexercised
                                                                                                     In-the-money
                                                                            Number of Unexercised    Options/SARs at
                                                    Shares        Value     Options/SARs at FY-End   FY-End ($)
                                      Fiscal    Acquired on    Realized    (#) Exercisable /         Exercisable /
Name and Principal Position            Year       Exercise         ($)      Unexercisable            Unexercisable
---------------------------            ----     -----------    --------    -----------------------   ---------------
Henry P. Hoffman                       2005          -0-           -0-      (E)-0- / (U)-0-          (E)$0 /(U)$0
President, CEO and Chairman of the     2004          -0-           -0-      (E)-0- / (U)-0-          (E)$0 /(U)$0
Board

David N. Mendez                        2005          -0-           -0-      (E)-0- / (U)-0-          (E)$0 /(U)$0
EVP- Sales and Marketing and Director  2004          -0-           -0-      (E)-0- / (U)-0-          (E)$0 /(U)$0

Kory S. Dillman                        2005          -0-           -0-      (E)-0- / (U)-0-          (E)$0 /(U)$0
EVP - Internet Business Development    2004          -0-           -0-      (E)-0- / (U)-0-          (E)$0 /(U)$0
and Director

J. Richard Iler                        2005           800        $ 1,560    155,000
Chief Financial Officer and Director   2004         4,200        $13,045    (E)140,800/(U)-0-        (E)$0 /(U)$0

2002 Incentive Stock Option Plan
--------------------------------

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

ITEM 11
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 1, 2005, the number and percentage of shares of Common Stock of the Company, owned of record and beneficially, by each person known by the Company to own 5% or more of such stock, each director of the Company, and by all executive officers and directors of the Company, as a group:

                    Amount and Nature of Beneficial Ownership


                                                                 Percent of
                                          Amount of              Beneficial
Name and Address                  Beneficial Ownership (1)       Ownership (2)
-----------------                 ------------------------       -------------

Henry P. Hoffman                         5,712,303                 28.43%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

David N. Mendez                          1,063,331                  5.29%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

Kory S. Dillman                          1,023,535                  5.09%
2900 Davis Boulevard, Suite 130
Joplin, MO  64804

J. Richard Iler (3)                        155,200                  0.08%
3720 Arbor Road
Joplin, MO  64804

Terry W. Thompson (4)                      374,884                  1.85%
406 N. Belaire
Monett, MO  65708

William P. Moore, III (5)                4,807,293                 19.71%
10801 Mastin, Suite 920
Overland Park, KS

Quest Capital Alliance LLC (6)           1,334,582                  6.58%
3140 E. Division
Springfield, MO  65802

Robert J. Smith (7)                      1,553,931                  7.64%
3865 E. Turtle Hatch
Springfield, MO  65809

Sat-Net Communications (8)               2,800,000                 13.25%
5000 Legacy Drive, Suite 470
Plano, TX  75024

All Directors and Officers as a Group
(6 Persons)(3)(4)(5)                    13,136,546                 56.95%

(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire within 60 days through the exercise of warrants or the conversion of Preferred Stock pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the Securities Exchange Act of 1934.

(2) Based upon 20,132,950 shares issued and outstanding.

(3) Includes 120,000 shares which may be obtained by Mr. Iler upon the exercise of a like number of options exercisable at $1.00 per share, 20,000 shares which may be obtained by Mr. Iler upon the exercise of a like number of options exercisable at $1.49 per share, and 15,000 shares which may be obtained by Mr. Iler upon the exercise of a like number of options exercisable at $1.90 per share. Mr. Iler also owns 200 shares that are held in street name.

(4) Includes 150,600 shares which may be obtained by Mr. Thompson upon the exercise of a like number of warrants exercisable at $2.00 per share. Also includes 4,000 shares which may be obtained by Mr. Thompson upon the exercise of a like number of options exercisable at $1.90, does not include 6,000 options which are also exercisable at $1.90 but have not yet vested.

(5) Includes 850,000 shares of common stock and 850,000 shares which may be obtained upon the exercise of a like number of warrants exercisable at $2.00 per share which are held in the William P. Moore III Revocable Trust dated October 9, 2001. Mr. Moore is the trustee of this Trust. Also includes 1,334,500 shares of common stock and an aggregate 1,772,793 shares which may be obtained upon the exercise of a like number of warrants exercisable between $1.26 - $3.00 per share owned by Sunflower Capital, LLC, a limited liability company in which Mr. Moore is the managing member. Does not include 10,000 shares which may be obtained by Mr. Moore upon the exercise of a like number of options. These options have not yet vested. Does not include shares underlying a Convertible Promissory Note in the principal amount of $500,000 due to the fact the number of shares is undeterminable at this time.

(6) Includes 100,000 shares which may be obtained by Quest Capital Alliance upon the exercise of a like number of warrants exercisable at $2.00 per share. Includes 80,582 shares which may be obtained upon the conversion of 161,165 shares of Series A Preferred Stock owned by Quest Capital Alliance.

(7) Includes 436,000 shares owned by Gunner Investments Corp., a company controlled by Mr. Smith. Includes 154,600 shares which may be obtained upon the exercise of a like number of warrants exercisable at $2.00 per share. Includes 78,000 shares which may be obtained upon the exercise of a like number of warrants exercisable at $.50 per share. Mr. Smith also owns 152,933 shares that are held in street name.

(8) Includes 1,000,000 shares which may be obtained by Sat-Net Communications upon the exercise of a like number of warrants exercisable at $2.00 per share.

As ownership of shares of the Common Stock by each of the Company's directors and executive officers is included within the foregoing table, and as the Company currently employs no additional executive officers, no separate table has been provided to identify Company stock ownership by management personnel.

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

On April 11, 2005, SiriCOMM, Inc. consummated the private sale of its securities to Sunflower Capital, LLC. The securities sold consisted of units comprised of shares of the Company's common stock and warrants to purchase shares of the Company's common stock. At the closing, the Company sold an aggregate of 1,066,667 units at an aggregate purchase price of $1,600,000 or $1.50 per unit. At the closing, the Company delivered an aggregate of 1,066,667 shares and delivered warrants to purchase an additional 1,066,667 shares of the Company's common stock.

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

William P. Moore, a director of the Company, is the managing member of Sunflower Capital, LLC.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

On July 7, 2005, the Company consummated the private sale of its securities to ten (10) investors, including Sunflower Capital, LLC a limited liability company managed by William P. Moore, a director of the Company. The securities sold consisted of units comprised of shares of the Company's common stock and warrants to purchase shares of the Company's common stock. At the closing, the Company sold an aggregate of 267,833 units at an aggregate purchase price of approximately $401,750 or $1.50 per unit. At the closing, the Company delivered an aggregate of 267,833 shares and delivered warrants to purchase an additional 267,833 shares of the Company's common stock.

The warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.50 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

In a separate transaction also consummated on April 11, 2005, the Company sold 25,850 warrants to Sunflower Capital, LLC at a purchase price of $3,333.50 or approximately $.13 per warrant. These warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder for a period of five (5) years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in these warrants.

On December 27, 2005, the Company entered into a Loan Agreement with Sunflower Capital, LLC. The loan is in the principal amount of $500,000 and is evidenced by a Convertible Promissory Note due July 1, 2006. As consideration for Sunflower making the loan, the Company issued to Sunflower a warrant to purchase 200,000 shares of the Company's common stock at $1.26 per share. The warrant expires December 15, 2010.

The Note mandatorily converts into the Company's units consisting of one share of common stock and one redeemable common stock purchase warrant exercisable at $1.50 per share during the period commencing on the date of issuance and expiring five (5) years thereafter. The Note will convert into such units at the rate of $1.15 per unit upon the closing of a private placement as described in the Loan Agreement. In the event the private placement does not close, Sunflower Capital will have the option to convert the Note into shares of the Company's common stock and common stock purchase warrants at a variable conversion price determined by taking the value weighted average price of the Company's common stock for the 20 trading days prior to the date the conversion notice is sent to the Company. In addition, the Company will issue to Sunflower Capital such number of warrants equal to the number of shares being issued upon conversion. The exercise price of such warrants shall be equal to the conversion price plus $0.25. These warrants will be exercisable for a period of five years from the date of issuance.

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

ITEM 13
         EXHIBITS, LIST AND REPORTS ON FORM 8-K

         A. Financial Statements filed as part of this Report:
                                                                          Page
                                                                       Reference
                                                                       ---------
            Report of Independent Registered Public
            Accounting Firm                                                  F-1

            Balance Sheet for the years ended September 30, 2005
            and 2004                                                         F-2

            Statements of Operations for the years ended
            September 30, 2005 and 2004                                      F-3

            Statements of Stockholders' Equity for the years
            ended September 30, 2005 and 2004                                F-4

            Statements of Cash Flows for the years ended
            September 30, 2005 and 2004                                      F-5

            Notes to Financial Statements for the years ended
            September 30, 2005 and 2004                         F-6 through F-18

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

                  4.5 Form of warrant issued to Sat-Net Communications, Inc. on February 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated February 7, 2005.)

                  4.6 Form of warrant issued to investors on January 3, 2005 (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated December 31, 2004.)

                  4.7 Form of warrant issued to investors on January 5, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated January 5, 2005.)

                  4.8 Form of warrant issued to Sunflower Capital LLC on April 22, 2005 (Incorporated by reference to Exhibit
                           10.2 to the Registrant's Form 8-K dated April 11, 2005.)

                  4.9 Form of warrant issued to Sunflower Capital LLC on April 22, 2005 (Incorporated by reference to Exhibit
                           10.4 to the Registrant's Form 8-K dated April 11, 2005.)

                  4.10 Form of warrant issued to investors on July 7, 2005 (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated July 7, 2005.)

                  4.11 Form of warrant issued to Sunflower Capital on July 7, 2005 (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated July 7, 2005.)

                  4.12 Form of warrant issued to Sunflower Capital on December 27, 2005 (Incorporated by reference to
                           Exhibit 10.3 to the Registrant's Form 8-K dated July 7, 2005.)

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

                  10.17 Network Installation Agreement between the Company and Sat- Net Communications, Inc. dated February 7, 2005 (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated February 7, 2005.)

                  10.18 Network Access Services Agreement dated February 7, 2005 between the Company and Idling Solutions, L.L.C. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-QSB for the quarter ended December 31, 2004.)

                  10.19 Warrant Agreement between the Company and Sunflower Capital LLC dated April 11, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated April 11, 2005.)

                  10.20 Subscription Agreement between the Company and Sunflower Capital LLC dated April 11, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated April 11, 2005.)

                  10.21 Form of Subscription Agreement between the Company and investors (Incorporated by reference to Exhibit
                           10.1 to the Registrant's Form 8-K dated July 7, 2005)

                  10.22 Warrant Agreement between the Company and Sunflower Capital LLC dated July 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated July 7, 2005.)

                  10.23 Loan Agreement between the Company and Sunflower Capital LLC dated December 27, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrants Form 8-K dated December 27, 2005.)

                  10.24 Convertible Promissory Note between the Company and Sunflower Capital LLC dated December 27, 2005 (Incorporated by reference to Exhibit 10.2 to the Registrants Form 8-K dated December 27, 2005.)

                  10.25 Consulting Agreement dated November 15, 2005 between the Company and Interactive Resources Group, Inc.

                  14.1 Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2003)

                  14.2 Code of Ethics for Financial Executives (Incorporated by reference to Exhibit 14.2 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2003)

                  14.3     Audit Committee Charter (Incorporated by reference to
                           Exhibit 14.3 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2004

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

                  31.2 Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

                  32.1     Certification pursuant to 18 U.S.C. Section 1350.

                  32.2     Certification pursuant to 18 U.S.C. Section 1350.

ITEM 14
         PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. We incurred aggregate fees and expenses of approximately $121,700 and $52,900 from BKD, LLP for the 2005 and 2004 fiscal years, respectively. Such fees were primarily for work completed for our 2004 annual audit and 10QSB filings during the 2004 and 2005 fiscal years. We incurred aggregate fees and expenses of approximately $67,810 from Aidman Piser & Company, P.A. for the 2004 fiscal year. Such fees were primarily for work completed for our 2003 annual audit and the 10-QSB filed as of December 31, 2004.

Tax Fees. We incurred approximately $30,659 and $9,500 in fees from BKD, LLP for the 2005 and 2004 fiscal years, respectively, for professional services rendered for tax compliance, tax advise and tax planning.

All Other Fees. We incurred other fees from BKD, LLP during fiscal years 2005 and 2004 of $4,225 and $0, respectively. The fees for 2005 were primarily for services associated with filing of an SB-2 and restated financial statements which resulted from comments provided by the Securities and Exchange Commission. We paid Aidman Piser & Company, P.A. $5,000 in fiscal 2004 in conjunction with our application to the American Stock Exchange. The Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2004 since June 14, 2004 were approved by the Audit Committee. Previous to creation of the Audit Committee in June 2004 such services were approved by the Board of Directors pursuant to their respective policies and procedures. We intend to continue using BKD, LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions and other regulatory filings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of January, 2006.

                                        SiriCOMM, Inc.


                                        By: /s/ Henry P. Hoffman
                                           -------------------------------------
                                           Henry P. Hoffman
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive                     Title                        Date
-------------------                     -----                        ----

/s/ Henry P. Hoffman          President, Chief Executive       January 13, 2006
----------------------        Officer and Director
Henry P. Hoffman

/s/ J. Richard Iler           Chief Financial Officer and      January 13, 2006
----------------------        Director
J. Richard Iler

Directors
---------

/s/ David N. Mendez           Executive Vice President -       January 13, 2006
----------------------        Sales and Marketing and
David N. Mendez               Director

/s/ Kory S. Dillman           Executive Vice President -       January 13, 2006
----------------------        Internet Business Develop.
Kory S. Dillman               and Director

/s/ Terry W. Thompson         Director                         January 13, 2006
----------------------
Terry W. Thompson

/s/ William P. Moore          Director                         January 13, 2006
----------------------
William P. Moore

             Report of Independent Registered Public Accounting Firm



Audit Committee, Board of Directors and Stockholders
SiriCOMM, Inc.
Joplin, Missouri


We have audited the accompanying consolidated balance sheets of SiriCOMM, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SiriCOMM, Inc. as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BKD, LLP

BKD, LLP
Joplin, Missouri

November 9, 2005, except for Note 14 as
 to which the date is December 27, 2005

                                                            SIRICOMM, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                                   SEPTEMBER 30, 2005 AND 2004


                                                                                        2005                2004
                                                                                        ----                ----
                                        ASSETS
Current Assets
Cash and cash equivalents                                                             $   931,787         $ 1,019,616
Accounts receivable                                                                        11,370                   -
Prepaid expenses and other                                                                  5,923              16,563
                                                                                      -----------         -----------

Total current assets                                                                      949,080           1,036,179
                                                                                      -----------         -----------

Property and Equipment, at cost
Equipment                                                                               2,547,001             111,818
Network equipment in progress of installation                                             258,326             646,000
                                                                                      -----------         -----------

                                                                                        2,805,327             757,818
Less accumulated depreciation                                                             412,956              62,032
                                                                                      -----------         -----------

                                                                                        2,392,371             695,786
                                                                                      -----------         -----------

Software, net of amortization                                                             145,042              19,934
                                                                                      -----------         -----------

Intangible assets, net of amortization                                                  2,215,593                   -
                                                                                      -----------         -----------

Total assets                                                                          $ 5,702,086         $ 1,751,899
                                                                                      ===========         ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Note payable to bank                                                                  $   407,346         $   122,000
Current maturities of  long-term debt                                                           -              25,000
Accounts payable                                                                          190,221              50,816
Accrued salaries                                                                          146,324             269,125
Other accrued expenses                                                                    112,083              45,928
Deferred revenue                                                                           46,561                   -
                                                                                      -----------         -----------

Total current liabilities                                                                 902,535             512,869
                                                                                      -----------         -----------

Total liabilities                                                                         902,535             512,869
                                                                                      -----------         -----------

Preferred stock - redeemable and convertible, Series A par value
  $.001; 500,000 shares authorized; 213,417 shares issued and outstanding; dividend rate of $0.025 per share per quarter commencing March 2004; liquidation preference of $1 per
  outstanding share cash payment                                                          272,107             250,765
                                                                                      -----------         -----------

Stockholders' Equity
Common stock - par value $.001; 50,000,000 shares authorized;
  shares issued and outstanding 2005 - 20,092,950 shares,
  2004 - 16,255,650 shares                                                                 20,089              16,252
Additional paid-in capital                                                             15,063,814           8,379,044
Deferred compensation                                                                    (631,176)           (722,016)
Retained deficit                                                                       (9,925,283)         (6,685,015)
                                                                                      -----------         -----------

Total stockholders' equity                                                              4,527,444             988,265
                                                                                      -----------         -----------

Total liabilities and stockholders' equity                                            $ 5,702,086         $ 1,751,899
                                                                                      ============        ===========

See Notes to Consolidated Financial Statements

                                                         SIRICOMM, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                             YEARS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                               2005                         2004
                                                                               ----                         ----
      Revenues                                                             $    193,741                  $          -
                                                                           ------------                  ------------
      Operating Expenses:
      General and administrative                                              1,199,045                     1,823,959
      Salaries                                                                1,112,889                       663,115
      Satellite access fees                                                     711,702                             -
      Stock-based compensation                                                        -                        50,000
      Research and development                                                   50,260                        26,450
      Depreciation and amortization                                             356,090                        21,803
                                                                           ------------                  ------------

      Total operating expenses                                                3,429,986                     2,585,327
                                                                           ------------                  ------------

      Operating loss                                                         (3,236,245)                   (2,585,327)
                                                                           ------------                  ------------

      Other Income (Expense)
      Interest income                                                            22,570                         4,215
      Other income                                                                    -                        37,223
      Interest expense                                                          (26,593)                      (26,578)
      Loan costs                                                                      -                      (207,940)
                                                                           ------------                  ------------

                                                                                 (4,023)                     (193,080)
                                                                           ------------                  ------------

      Net loss                                                             $ (3,240,268)                 $ (2,778,407)
                                                                           ============                  ============

      Add: Dividends declared on preferred stock                                (21,342)                      (16,006)
                                                                           ------------                  ------------

      Loss available to common shareholders                                $ (3,261,610)                 $ (2,794,413)
                                                                           ============                  ============

      Net loss per share, basic and diluted                                $      (0.18)                 $      (0.19)
                                                                           ============                  ============

      Weighted average shares, basic and diluted                             18,407,888                    14,684,210
                                                                           ============                  ============

      See Notes to Consolidated Financial Statements

                                                         SIRICOMM, INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             YEARS ENDED SEPTEMBER 30, 2005 AND 2004




                                             Common Stock       Additional
                                        ----------------------   Paid-in      Deferred      Accumulated   Treasury
                                           Shares      Amount    Capital    Compensation      Deficit       Stock        Total
                                           ------      ------    -------    ------------      -------       -----        -----
Balance, October 1, 2003                 12,966,593   $12,967  $ 3,847,485   $        -     $(3,906,608) $ (458,838)  $  (504,994)
                                         ----------   -------  -----------   ----------     -----------  ----------   -----------
Fair value of conversion options added
  to preferred stock due to restatement                            (21,342)                                               (21,342)
Conversion of debt to equity                429,571       429      443,552                                                443,981
Stock issued for loan costs                   9,593        10       13,670                                                 13,680
Stock issued for services                   570,000       570    1,306,610     (722,016)                                  585,164
Stock warrants exercised                    176,000       176       87,824                                                 88,000
Stock options issued for services                                  137,000                                                137,000
Stock options exercised                      46,000        42       45,458                                                 45,500
Proceeds from stock issuance
  completed March 10, 2004; net of
  consideration of $95,000                1,925,000     1,925    1,828,075                                              1,830,000
Proceeds from stock issuance completed                                                                                          0
  completed May 4, 2004                     328,143       328    1,115,361                                              1,115,689
Issuance of options to employees, net                               50,000                                                 50,000
Accrued dividends on preferred stock                               (16,006)                                               (16,006)
Treasury stock retired                     (195,250)     (195)    (458,643)                                 458,838             0
Net loss                                                                                     (2,778,407)               (2,778,407)
                                         ----------   -------  -----------   ----------     -----------  ----------   -----------
Balance, September 30, 2004              16,255,650    16,252    8,379,044     (722,016)     (6,685,015)          -       988,265

Stock options and warrants exercised        121,800       122      206,678                                                206,800
Proceeds from stock issuance; net of
  consideration of $191,379               1,653,500     1,653    2,446,718                                              2,448,371
Proceeds from issuance of warrants                                  56,666                                                 56,666
Stock and warrants issued for services    2,062,000     2,062    3,996,050     (210,000)                                3,788,112
Vesting of deferred compensation                                                300,840                                   300,840
Accrued dividends on preferred stock                               (21,342)                                               (21,342)
Net Loss                                                                                     (3,240,268)               (3,240,268)
                                         ----------   -------  -----------   ----------     -----------  ----------   -----------
Balance September 30, 2005               20,092,950   $20,089  $15,063,814   $ (631,176)    $(9,925,283) $        -   $ 4,527,444
                                         ==========   =======  ===========   ==========     ===========  ==========   ===========

See Notes to Consolidated Financial Statements.

                                               SIRICOMM, INC.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                   YEARS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                             2005               2004
                                                                             ----               ----
Operating Activities
Net loss                                                                  $(3,240,268)       $(2,778,407)
Items not requiring cash
Depreciation and software amortization                                        356,090             21,803
Loan costs                                                                          -            181,940
Stock-based compensation for services                                         106,313            822,245
Stock-based compensation to employees                                               -             50,000
Vested deferred compensation                                                  300,840                  -
Accrued interest forgiven                                                           -            (37,205)
Amortization of bandwidth access and license                                  396,387                  -
Changes in:
Accounts receivable                                                           (11,370)                 -
Other current assets                                                           10,640            538,045
Accounts payable                                                              139,405             (3,865)
Accrued expenses                                                              (56,646)            15,364
Deferred revenues                                                              46,561                  -
                                                                          -----------        -----------

Net cash flows used in operating activities                                (1,952,048)        (1,190,080)
                                                                          -----------        -----------
Investing Activities
Purchase of held to maturity investments                                     (494,935)                 -
Maturity of held to maturity investments                                      494,935                  -
Software development costs capitalized                                       (130,274)                 -
Purchase of property and equipment                                           (977,690)          (682,760)
                                                                          -----------        -----------

Net cash flows used in investing activities                                (1,107,964)          (682,760)
                                                                          -----------        -----------

Financing Activities
Borrowings under line of credit, net                                          285,346            122,000
Payment of notes payable                                                      (25,000)          (365,033)
Proceeds from exercise of stock options and warrants                          206,800            133,500
Proceeds from issuance of warrants                                             56,666                  -
Proceeds from sale of common stock                                          2,448,371          2,945,689
                                                                          -----------        -----------

Net cash flows provided by financing activities                             2,972,183          2,836,156
                                                                          -----------        -----------

Increase (Decrease) in Cash and Cash Equivalents                              (87,829)           963,316
Cash and Cash Equivalents, beginning of period                              1,019,616             56,300
                                                                          -----------        -----------

Cash and Cash Equivalents, end of period                                  $   931,787        $ 1,019,616
                                                                          ===========        ===========

Supplemental Cash Flows Information
Interest paid                                                             $    28,282        $    26,578
Common stock and warrants issued for goods and services net
  of deferred compensation                                                $ 3,590,000        $    85,122
Stock options issued  in exchange for prepaid consulting services         $    91,800        $         -
Conversion of debt or payables to equity                                  $         -        $   595,529
Common stock issued for loan costs                                        $         -        $    13,680
Deferred compensation                                                     $         -        $   721,667
Accrued dividends on preferred stock                                      $    21,342        $    16,006
Retirement of common stock shares to the treasury                         $         -        $   459,187


See Notes to Consolidated Financial Statements

                                 SiriCOMM, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004


Note 1:  Nature of Operations and Summary of Significant Accounting Policies

    Nature of Operations

        SiriCOMM, Inc.- Missouri (the "Company"), incorporated in the State of Missouri on April 24, 2000, ("SiriCOMM Missouri") has developed broadband wireless application service technologies intended for use in the transportation industries.

        As part of the transaction treated as a reverse merger on November 21, 2002, SiriCOMM, Inc. (f/k/a Fountain Pharmaceuticals, Inc.), a Delaware corporation (the "Company" or "SiriCOMM") completed the acquisition of all the issued and outstanding shares of SiriCOMM, Inc,- a Missouri corporation ("SiriCOMM Missouri"). An aggregate 9,622,562 shares of common stock were issued to SiriCOMM Missouri shareholders. Furthermore, the Company issued 1,922,000 shares to retire $1,000,000 of convertible notes issued by SiriCOMM Missouri.

        The Company commenced its initial product offering of Internet Services Providing in October 2004 and began revenue generation in December 2004. As the Company is providing services to customers, it no longer considers itself in the development stage.

    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, SiriComm, Missouri. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    Cash and Cash Equivalents

        The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2005 and 2004, cash equivalents consisted primarily of money market accounts with banking institutions. Approximately $800,000 was held in one institution in excess of guaranteed amounts as of September 30, 2005.

    Accounts Receivable

        Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts if deemed necessary, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Accounts past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

    Property and Equipment

        Property and equipment are depreciated over the estimated useful life of each asset. Annual depreciation is primarily computed using straight-line methods.

                      Description                          Assigned Lives
                      -----------                          --------------
                       Equipment                               5 years

    Software

        Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, costs incurred, including coding, testing and product quality assurance, are capitalized.

        Amortization is provided using the straight-line method over the estimated economic life of the software. Amortization commences when a product is available for general resale to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. The Company has yet to amortize capitalized costs associated with internally developed software. Amortization expense for software acquired externally was $6,638 and $0 for 2005 and 2004, respectively.

    Intangible Assets

        The costs of licenses and satellite bandwidth access acquired are amortized over the estimated useful life of each asset. Annual amortization is computed using the straight-line method.

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

    Preferred Stock - Redeemable and Convertible

        The Company authorized 500,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), par value of $.001 per share, during fiscal year 2004. The shares may be converted to fully-paid and non-assessable shares of Common Stock at the option of the holder at $2.00 per share. The Series A Preferred Stock are redeemable at the option of the holder three years subsequent to the date of issuance at a redemption price equal to 110% of the stated value, plus an amount per share equal to all accrued and unpaid dividends.

        Cumulative preferred dividends in arrears for 2005 and 2004 were $37,348 and $16,006, respectively.

        In December 2003, the Company issued an aggregate of 213,417 shares of its Series A Preferred Stock pursuant to the conversion of an aggregate of $200,000 of debt due by the Company.

    Revenue Recognition

        Revenue from the sale of the Company's internet services are recognized ratably based on customer subscription rates and terms. Although Company management has the discretion to provide refunds due to customer cancellations, payments for internet services are generally non-refundable.

    Research and Development

        The Company incurs costs associated with computer software to be marketed in the future. Costs incurred in connection with establishing technological feasibility have been expensed as research and development costs.

    Advertising

        The Company incurred advertising expenses of $41,612 and $6,799 during 2005 and 2004, respectively.

    Net Loss Per Share

        Net loss per share represents the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution which could occur if convertible preferred stock, warrants and stock options were converted into common stock. Diluted net loss per share is considered to be the same as basic net loss per share since the effect of the issuance of common stock associated with the convertible stock, warrants and stock options is anti-dilutive.

    Equity Incentive Plan

        At September 30, 2005, the Company has a stock-based equity incentive plan, which is described more fully in Note 9. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Certain stock-based employee compensation costs are reflected in net income for 2004 whereby certain options granted under the plan had an exercise price less than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                           Year Ended December 31
                                                                          2005                2004
                                                                   ------------------------------------
           Net loss as reported                                      $  (3,240,268)     $  (2,778,407)
           Add back intrinsic values of options issued to employees             --             50,000
           Less:  Total stock-based employee compensation cost
             determined under the fair value based method, net of
             income taxes                                                 (131,393)          (280,469)
                                                                     -------------     --------------

           Pro forma net income                                      $  (3,371,661)    $   (3,008,876)
                                                                     =============     ==============

           Earnings (loss) per share:
               Basic and diluted - as reported                       $        0.18     $         0.19
                                                                     =============     ==============
               Basic and diluted - pro forma                         $        0.18     $         0.21
                                                                     =============     ==============

    Fair Value of Equity Instruments

        The valuation of certain items, including valuation of warrants or restricted stock that may be offered as compensation for goods or services received within its contracts, involve significant estimations with underlying assumptions judgmentally determined. Warrants are valued using the most reliable measure of fair value, such as the value of the goods or services rendered, if not obtainable, the valuation of warrants and stock options are then based upon a trinomial valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions. As the Company's stock is thinly traded, the amounts recorded for equity instruments, which are based partly on historical pricing of the Company's stock, are subject to the assumptions used by management in determining the fair value.

    Reclassifications

        Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net earnings.


Note 2: Management's Consideration of Going Concern Matters

        The Company has incurred losses and negative operating cash flows for several years. The financial statements have been prepared using the going concern basis of accounting. This basis assumes realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, SiriCOMM has financed its activities primarily from short term loans and the placement of private equity. SiriCOMM has completed approximately 260 of the 400 sites which were part of its initial network. The Company commenced selling its In Touch(TM) Internet Service Provider design in December 2004.

        Additionally, as the long-term financial objectives of the Company requires funding to complete its plan to build an additional 500-750 sites in excess of the initial network and provide additional working capital, there can be no assurances that the Company will be able to raise the additional financing necessary to construct the balance of the Company's planned network. Although not currently planned, realization of assets in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in these financial statements.

Note 3: Intangible Assets

        The carrying basis and accumulated amortization of recognized intangible assets at September 30, 2005 are noted below. The Company did not have any intangible assets as of September 30, 2004.

                                                          2005
                                            Gross Carrying     Accumulated
                                                Amount         Amortization
                                          ----------------   ----------------
           Amortized intangible assets
             License to operate hubs      $         91,800   $         18,360
             Bandwidth access                    2,520,180            378,027
                                          ----------------   ----------------

                                          $      2,611,980   $        396,387
                                          ================   ================

        Amortization expense of intangible assets for the years ended December 31, 2005 and 2004 was $396,387 and $0, respectively. Estimated amortization expense for each of the following five years is:

                     2006                       $        522,396
                     2007                                522,396
                     2008                                522,396
                     2009                                522,396
                     2010                                126,009

Note 4: Line of Credit

        The Company entered into a line of credit with Southwest Missouri Bank for the purchase of network infrastructure equipment. This note is 80% guaranteed by the US Department of Agriculture and is secured by the network equipment. This note is further personally guaranteed by SiriCOMM's majority shareholder. The note is a demand note, but if no demand is made then monthly payments of accrued interest at an initial rate of 5.5% on the guaranteed portion and 7.0% on the unguaranteed portion plus monthly principal payments of $2,358. The note is amortized over 59 months beginning Sept. 25, 2004 with a final payment on August 25, 2009. The Company may prepay the note at any time without penalty.

        The line of credit also has certain loan covenant requirements. As of September 30, 2005, the Company was not in compliance with certain working capital and debt service coverage ratios. The Bank has formally waived these requirements.

Note 5: Long-term Debt

                                                          2005        2004
                                                          ----        ----
        Unsecured note payable to an individual due
          March 3, 2004 accruing interest at 4%. The
          note was repaid during 2005.                 $       0   $    25,000
                                                       =========   ===========


Note 6: Stockholders' Equity

    Common Stock

        The Company consummated a private placement during 2005 whereby the Company issued 319,000 common shares and certain warrants to purchase additional shares. The net proceeds from this placement were $550,580.

        During 2005, the Company consummated the private sale of common stock with another investor whereby 1,066,667 shares and a like number of warrants were issued for $1,600,000. The investor, Sunflower Capital, LLC, is managed by William P. Moore, who was subsequently elected to serve on the Company's Board of Directors and Audit Committee.

        During 2005, the Company received funds from the private sale of its securities to ten investors, including Sunflower Capital, LLC. The Company received $401,750 for issuing 267,833 common shares and certain warrants to purchase additional shares.

        Additional payments were made for fees associated with the above placements in the amount of $103,959. The fees were recorded as a reduction to the proceeds in Additional Paid in Capital.

        During 2005, the Company entered into a network installation agreement with Sat-Net Communications, Inc. ("Sat-Net"). Pursuant to the agreement, the Company issued to Sat-Net 2,000,000 shares of its common stock and 1,000,000 common stock purchase warrants exercisable for a period of three years at a price of $2.00 per share. The value of the transaction resulted in $3,590,000 in equity being recorded.

        Also during 2005, 62,000 common shares were issued for various services provided. The total equity value recorded based on these transactions was $106,312.

        During 2004, the Company completed the sale of 2,000,000 common shares and certain warrants to investors resulting in proceeds of $1,830,000. Among the investors in this offering was Terry W. Thompson, a director of the Company who purchased 100,000 shares.

        The Company also sold 328,143 common shares and certain warrants during 2004 which resulted in proceeds of $1,115,689.

        The Company issued an aggregate of 388,961 shares to individuals to convert $388,961 of debt to equity. Among the investors converting their debt was Terry W. Thompson, a director of the Company, who converted $50,600 of debt to common stock. Additionally, the Company issued 40,610 shares to the Company's SEC counsel as payment for $44,000 of legal services rendered to the Company.

        Also during 2004, the Company issued 570,000 common shares pursuant to three consulting arrangements. The total equity value recorded based on these transactions was $585,164.

    Additional Paid in Capital

        During 2005, the Company received $56,666 from William P. Moore, a director, in exchange for warrants to purchase common stock at a future date.

        Pursuant to an agreement entered into during 2005, the Company recorded $91,800 for the value of options granted as payment for a 5-year license agreement.

    Deferred Compensation

        In association with the Sat-Net agreement discussed above, the Company recorded $210,000 of deferred compensation to account for the value of warrants not vested at the time of issuance.

        During 2004, the Company entered into a consulting agreement for the issuance of 436,000 shares whereby 87,200 shares can be realized annually upon meeting certain performance measurements over a 5-year period. As of September 30, 2005 and 2004, 261,600 and 348,800 shares, respectively, were outstanding but potentially forfeitable if performance measures are not met by the consultant. As of September 30, 2005 and 2004, the Company has recorded a deferred compensation in the amount of $421,176 and $722,016, respectively, against equity to account for the potentially forfeitable shares. $300,840 of equity was realized to account for the 87,200 shares that vested during 2005.

    Non-Employee Warrants and Options

        The Company issued non-employee warrants and options during 2005 and 2004 for various purposes, including completion of consulting arrangements, private placements, and installation of network assets. Exercise dates of all non-employee warrants and options range from October 2005 to December 2013. A summary of the non-employee warrants and options activity for the years ended September 30, 2005 and 2004 is presented below.

                                                     2005                                   2004
                                                         Weighted-Average                      Weighted-Average
                                           Warrants      Exercise Price          Warrants       Exercise Price
                                  -------------------------------------------------------------------------------
        Outstanding,
           beginning of year               3,274,518    $         1.89                   --   $           --

              Granted                      3,600,855    $         2.50            3,493,018   $         1.93
            Exercised                       (112,800)   $         1.75             (218,500)  $         0.60
                                     ---------------                        ---------------

        Outstanding, end of year           6,762,573    $         2.22            3,274,518   $         1.89
                                     ===============                        ===============

        The following table summarizes information about non-employee warrants and options outstanding at September 30, 2005:

                                              Warrants and Options Outstanding

         Range of Exercise       Number      Weighted-Average Remaining  Weighted-Average Exercise
              Prices          Outstanding         Contractual Life                 Price

           $0.50 - $1.00       478,700                 2.6 years                    $0.56

           $1.50 - $2.00     3,650,982                 1.9 years                    $1.95

           $2.40 - $2.50     1,696,400                 4.4 years                    $2.48

           $3.00 - $4.00       599,455                 3.8 years                    $3.11

           $4.50 - $4.75       377,036                 3.1 years                    $4.56

Note 7: Operating Leases

        The Company currently occupies 1,200 square feet within an office building and operates on a month-to-month lease. Rent expense for 2005 and 2004 was $14,900 and $29,700, respectively.

Note 8: Income Taxes

        The provision for income taxes includes these components:

                                                                                     2005               2004
                                                                              -----------------   -----------------
           Taxes currently payable                                            $              --   $              --
           Deferred income taxes                                                             --                  --
                                                                              -----------------   -----------------

                  Income tax expense (benefit)                                $               0  $                0
                                                                              =================  ==================


        A reconciliation of income tax expense at the statutory rate to the
Company's actual income tax expense is shown below:
                                                                                     2005               2004
                                                                              -----------------   -----------------
           Computed at the statutory rate (34%)                               $      (1,101,691)  $        (944,658)
           Increase (decrease) resulting from
               Nondeductible expenses                                                    72,114             170,316
               State income taxes                                                      (106,663)            (68,396)
               Changes in the deferred tax asset valuation allowance                  1,136,240             842,738
                                                                              -----------------   -----------------

                  Actual tax expense (benefit)                                $               0  $                0
                                                                              =================  ==================

        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                                     2005               2004
                                                                              -----------------   -----------------
             Deferred tax assets
               Stock-based compensation and loan costs                         $       385,842    $       230,088
               Accrued salaries                                                         44,520             87,500
               Start-up costs                                                          111,686            130,149
               Net operating loss carryforwards                                      2,355,235          1,057,841
               Other                                                                    17,322             17,500
                                                                               ---------------    ---------------
                                                                                     2,914,605          1,523,078
                                                                               ---------------    ---------------

             Deferred tax liabilities
               Depreciation                                                            (64,416)             (7,340)
               Stock-based bandwidth expenses                                          (82,801)                 --
               Software development costs                                              (43,713)                 --
               Network installation expenses                                           (71,697)                 --
                                                                               ---------------    ----------------
                                                                                      (262,627)             (7,340)
                                                                               ---------------    ----------------

                  Net deferred tax asset (liability) before
                    valuation allowance                                              2,651,978          1,515,738
                                                                               ---------------    ---------------

             Valuation allowance
               Beginning balance                                                     1,515,738            673,000
               Increase during the period                                            1,136,240            842,738
                                                                               ---------------    ---------------

               Ending balance                                                        2,651,978          1,515,738
                                                                               ---------------    ---------------

                  Net deferred tax asset (liability)                           $             0    $             0
                                                                               ===============    ===============

        The Company also has unused tax operating loss carryforwards of approximately $6,729,000 which expire between 2023 - 2025.

Note 9:  Equity Incentive Plan

    Stock Option Plan

        The Company has adopted a stock option plan under which the Company may grant options that vest immediately to its employees for up to 3,000,000 shares of common stock. Pursuant to the stock option plan, the Company may issue to eligible persons, stock options, stock appreciation rights, restricted stock performance awards and bonus stock until May 15, 2012. The exercise price of each qualified incentive option is equal to the fair value of the Company's stock on the date of grant. The Company may issue non-qualified options at any price the Board of Directors deems fair. An option's maximum term is 10 years.

        A summary of the status of the plan at September 30, 2005 and 2004 and changes during the years then ended is presented below:

                                                        2005                                  2004
                                                           Weighted-Average                      Weighted-Average
                                               Shares       Exercise Price             Shares     Exercise Price
                                     -------------------------------------------------------------------------------
           Outstanding,
              beginning of year                 306,500    $         1.89                   --   $           --

               Granted                          136,000    $         1.84              310,000   $         1.88
               Exercised                         (9,000)   $         1.00               (3,500)  $         1.00
               Forfeited                        (10,000)   $         4.05                   --   $           --
                                        ----------------                       ----------------

           Outstanding, end of year             423,500    $         1.84              306,500   $         1.89
                                        ===============                        ===============

           Options exercisable,
              end of year                       418,000    $         1.83              250,500   $         1.40
                                        ===============                        ===============

        The fair value of options granted is estimated on the date of the grant using the fair value based method (tri-nomial model in 2005,
        Black-Scholes model in 2004) with the following weighted-average assumptions:
                                                                                   2005                2004
                                                                              --------------       ------------

           Dividend per share                                                       $ 0                $ 0
           Risk-free interest rate                                                 2-5%                2-5%
           Expected life of options                                              1-6 years           1-6 years
           Expected volatility                                                      75%                75%
           Weighted-average fair value of options granted during the
              year                                                                $  0.78            $  1.40

        The following table summarizes information about stock options under the plan outstanding at September 30, 2005:

                                                Options Outstanding                      Options Exercisable
                                     -------------------------------------------  ----------------------------------
                                         Weighted-Average
   Range of Exercise     Number       Remaining Contractual   Weighted-Average      Number      Weighted-Average
         Prices          Outstanding           Life              Exercise Price     Exercisable   Exercise Price
--------------------------------------------------------------------------------------------------------------------
     $1.00 - 2.00        343,500             8.7 years               $1.36         341,000            $1.36
         $3.40           25,000              4.4 years               $3.40         25,000             $3.40
     $4.05 - 4.50        55,000              6.1 years               $4.13         52,000             $4.14

Note 10: Related Party Transactions

        As described in Note 6, Sunflower Capital, LLC, purchased certain Company common stock and warrants during 2005. William P. Moore, managing member of Sunflower Capital, LLC, was also elected to serve on the Company's Board of Directors and Audit Committee in 2005.

        The Company repaid $9,787 in principal and interest during 2004 for a note payable issued previously lent to the Company by its Chief Executive Officer.

        The Chief Financial Officer was retained as a consultant to advise on strategic capital formation prior to his election as a Director and Chief Financial Officer. He was paid $37,500 in 2004 for services incurred prior to his employment.

Note 11: Disclosures About Fair Value of Financial Instruments

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

    Notes Payable and Long-term Debt

        Fair value is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

        The following table presents estimated fair values of the Company's financial instruments at September 30, 2005 and 2004.

                                                          2005                               2004
                                               Carrying                           Carrying
                                                Amount          Fair Value          Amount          Fair Value
                                            -------------------------------------------------------------------------
        Financial assets
          Cash and cash equivalents         $      931,787   $      931,787    $    1,019,616   $      1,019,616

        Financial liabilities
          Notes payable and long-term debt  $      407,346   $      407,346    $      147,000   $        147,000

Note 12: Significant Estimates and Concentrations

        Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

    Contingencies

        On December 17, 2004, certain officers and directors of the Company were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dilman, Mendez and Iler are officers and directors of the Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The action alleges fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The complaint seeks damages in excess of $9,600,000. The Company has paid and expects to pay all expenses relating to the defense of this matter. In management's opinion this case is without merit and the defendants intend on defending this matter vigorously.

Note 13: Commitments

    Employment agreements

        The Company has three executive employee agreements with certain officers and directors. As part of these agreements the Company is obligated to pay these individuals aggregate compensation of $425,000 annually through February 2006. These contracts were automatically renewed per their respective contracts requiring no further action by the Board.

Note 14: Subsequent Events

        On November 15, 2005, the Company purchased 90,000 shares of its common stock at a purchase price of $1.00 per share in an open market transaction. The stock repurchase was authorized by the Company's board of directors.

        On December 15, 2005, the Company issued 25,000 shares of its common stock to IRG pursuant to a consulting agreement dated November 30, 2005. The consulting agreement also requires the Company to issue an additional 15,000 shares on or before January 1, 2006 and 10,000 shares on or before February 1, 2006. Additionally, the consulting agreement calls for the issuance on January 15, 2006 of 50,000 four (4) year warrants with the following exercise prices:

                  16,666 at $1.25
                  16,667 at $1.35
                  16,667 at $1.45

        On December 27, 2005, the Company entered into a loan agreement with Sunflower Capital, LLC. The loan is in the principal amount of $500,000 and is evidenced by a Convertible Promissory Note due July 1, 2006. As consideration for Sunflower making the loan, the Company issued to Sunflower a warrant to purchase 200,000 shares of the Company's common stock at $1.26 per share. The warrant expires December 15, 2010.

        The note mandatorily converts into the Company's units consisting of one share of common stock and one redeemable common stock purchase warrant exercisable at $1.50 per share during the period commencing on the date of issuance and expiring five years thereafter. The note will convert into such units at the rate of $1.15 per unit upon the closing of a private placement as described in the loan agreement. In the event the private placement does not close, Sunflower Capital will have the option to convert the note into shares of the Company's common stock and common stock purchase warrants at a variable conversion price determined by taking the value weighted average price of the Company's common stock for the 20 trading days prior to the date the conversion notice is sent to the Company. In addition, the Company will issue to Sunflower Capital such number of warrants equal to the number of shares being issued upon conversion. The exercise price of such warrants shall be equal to the conversion price plus $0.25. These warrants will be exercisable for a period of five years from the date of issuance.

Note 15: Future Change in Accounting Principle

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.

        The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company will be required to adopt Statement 123(R) at the beginning of the first interim or annual period beginning after December 15, 2005. The Company has not determined what financial statement impact Statement 123(R) will have on the Company.