Form 10QSB
period 2005-12-31
SIRICOMM INC
filed 2006-02-14
CIK 851199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
December 31, 2005                                    Commission File No. 0-18399

                                 SIRICOMM, INC.
               --------------------------------------------------
               (Exact name of Company as specified in its Charter)

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

                                 Yes [X] No [ ]

The number of shares outstanding of the Company's Common Stock, $.001 par value, as of February 13, 2006 was 24,908,713
================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements


Condensed Consolidated Balance Sheet as of
  December 31, 2005                                                           3

Condensed Consolidated Statements of Operations for the three
  months ended December 31, 2005 and December 31, 2004                        4

Condensed Consolidated Statements of Changes in Stockholders' Equity
  for the three months ended December 31, 2005 and December 31, 2004          5

Condensed Consolidated Statements of Cash Flows for the three months
  ended December 31, 2005 and December 31, 2004                               6

Notes to the Condensed Consolidated Financial Statements                      7

                                       SIRICOMM, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                         12/31/2005
                                        (Unaudited)



                                           ASSETS
Current Assets
Cash and cash equivalents                                                         $   715,892
Accounts receivable                                                                    31,070
Prepaid expenses and other                                                             33,098
                                                                                  -----------

Total current assets                                                                  780,060
                                                                                  -----------

Property and Equipment, at cost
Equipment                                                                           2,547,001
Network equipment in progress of installation                                         305,769
                                                                                  -----------

                                                                                    2,852,770
Less accumulated depreciation                                                         539,479
                                                                                  -----------
                                                                                    2,313,291

Software, net of amortization                                                         144,273
                                                                                  -----------

Intangible assets, net of amortization                                              2,084,994
                                                                                  -----------

Total assets                                                                      $ 5,322,618
                                                                                  ===========


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Note payable to bank                                                              $   385,435
Convertible note payable to related party                                             423,729
Accounts payable                                                                      289,650
Accrued salaries                                                                       92,170
Other accrued expenses                                                                 98,361
Deferred revenue                                                                       59,813
                                                                                  -----------

Total current liabilities                                                           1,349,158
                                                                                  -----------

Total liabilities                                                                   1,349,158
                                                                                  -----------

Preferred stock - Series A par value $.001; 500,000 shares authorized;
 213,417 shares issued and outstanding; dividend rate of $0.025 per share per quarter commencing March 2004; liquidation preference of $1 per
 outstanding share cash payment                                                       277,443
                                                                                  -----------

Stockholders' Equity
Common stock - par value $.001; 50,000,000 shares authorized;
  20,162,950 shares issued; 20,072,950 outstanding                                     20,159
Additional paid-in capital                                                         15,199,181
Deferred compensation                                                                (631,176)
Retained deficit                                                                  (10,802,147)
Treasury stock, at cost                                                               (90,000)
                                                                                  -----------

Total stockholders' equity                                                          3,696,017
                                                                                  -----------

Total liabilities and stockholders' equity                                        $ 5,322,618
                                                                                  ===========

                See Notes to Condensed Consolidated Financial Statements

                                            3

                                                 SIRICOMM, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Three Months Ended December 31,
                                                                             2005                         2004
                                                                          (Unaudited)                  (Unaudited)
                                                                          -----------                  -----------
Revenues                                                                  $   153,952                  $     6,273

Operating Expenses:
General and administrative                                                    326,100                      150,193
Salaries                                                                      317,696                      235,337
Satellite access fees                                                         246,543                       93,870
Research and development                                                        6,722                       12,600
Depreciation and amortization                                                 127,291                        7,288
                                                                          -----------                  -----------

Total operating expenses                                                    1,024,352                      499,288
                                                                          -----------                  -----------

Operating loss                                                               (870,400)                    (493,015)
                                                                          -----------                  -----------

Other Income (Expense)
Interest income                                                                 4,013                        1,861
Interest expense                                                              (10,477)                      (4,460)
                                                                          -----------                  -----------

                                                                               (6,464)                      (2,599)
                                                                          -----------                  -----------

Net loss                                                                  $  (876,864)                 $  (495,614)
                                                                          ===========                  ===========

Add: Dividends declared on preferred stock                                     (5,335)                      (5,335)
                                                                          -----------                  -----------

Loss available to common shareholders                                     $  (882,199)                 $  (500,949)
                                                                          ===========                  ===========

Net loss per share, basic and diluted                                     $     (0.04)                 $     (0.03)
                                                                          ===========                  ===========

Weighted average shares,
basic and diluted                                                          20,104,309                   16,270,568
                                                                          ===========                  ===========


                            See Notes to Condensed Consolidated Financial Statements

                                                       4

                                                         SIRICOMM, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (Unaudited)


                                                                       Additional
                                                   Common Stock         Paid-in    Deferred     Retained     Treasury
                                                Shares       Amount     Capital   Compensation   Deficit      Stock       Total
                                              ----------    -------  ------------  ----------  ------------  --------   -----------
For the three months ended
 December 31, 2004:

Balance, September 30, 2004                   16,255,650    $16,252  $  8,379,044  $ (722,016) $ (6,685,015) $      -   $   988,265

Stock options exercised                           26,800         27        26,773                                            26,800
Stock options issued for services                                          91,800                                            91,800
Accrued dividends                                                          (5,335)                                           (5,335)
Net loss                                                                                           (495,614)               (495,614)
                                              ----------    -------  ------------  ----------  ------------  --------   -----------
Balance, December 31, 2004                    16,282,450    $16,279  $  8,492,282  $ (722,016) $ (7,180,629) $      -   $   605,916
                                              ==========    =======  ============  ==========  ============  ========   ===========

For the three months ended
 December 31, 2005:

Balance, September 30, 2005                   20,092,950    $20,089  $ 15,063,814  $ (631,176)  $(9,925,283)      $ -   $ 4,527,444

Treasury stock purchased, 90,000 shares                                                                       (90,000)      (90,000)
Imputed discount on convertible debt issued                                76,271                                            76,271
Stock and warrants issued for services            40,000         40        49,461                                            49,501
Exercise of warrants                              30,000         30        14,970                                            15,000
Accrued dividends                                                          (5,335)                                           (5,335)
Net loss                                                                                           (876,864)               (876,864)
                                              ----------    -------  ------------  ----------  ------------  --------   -----------
Balance, December 31, 2005                    20,162,950    $20,159  $ 15,199,181  $ (631,176) $(10,802,147) $(90,000)  $ 3,696,017
                                              ==========    =======  ============  ==========  ============  ========   ===========



                                    See Notes to Condensed Consolidated Financial Statements.

                                                               5

                                               SIRICOMM, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended December 31,
                                                                          2005                     2004
                                                                          ----                     ----
                                                                      (Unaudited)               (Unaudited)
                                                                     -------------             -------------
Operating Activities
Net loss                                                             $    (876,864)            $    (495,614)
Items not requiring cash
Depreciation                                                               127,292                     7,288
Stock based compensation for services                                       49,501                         -
Amortization of bandwidth access and license                               130,599                         -
Current assets                                                             (46,875)                   (2,024)
Deferred revenues                                                           13,252                         -
Other current liabilities                                                   31,554                   128,401
                                                                     -------------             -------------

Net cash flows used in operating activities                               (571,541)                 (361,949)
                                                                     -------------             -------------

Investing Activities
Purchase of furniture and equipment                                        (47,443)                 (209,992)
                                                                     -------------             -------------

Net cash flows used in investing activities                                (47,443)                 (209,992)
                                                                     -------------             -------------

Financing Activities
Net borrowings (repayments) under line of credit, net                      (21,911)                  200,000
Borrowings from related party                                              500,000                         -
Payment of notes payable                                                         -                   (12,396)
Purchase of treasury stock                                                 (90,000)                        -
Proceeds from warrants exercised                                            15,000                         -
Proceeds from sale of common stock                                               -                    26,800
                                                                     -------------             -------------

Net cash flows provided by financing activities                            403,089                   214,404
                                                                     -------------             -------------

Decrease in Cash                                                          (215,895)                 (357,537)
Cash and Cash Equivalents, beginning of period                             931,787                 1,019,616
                                                                     -------------             -------------

Cash and Cash Equivalents, end of period                             $     715,892             $     662,079
                                                                     =============             =============


Supplemental Cash Flows Information

Interest paid                                                        $       9,381             $       4,208
                                                                     =============             =============
Stock options issued in exchange for prepaid consulting services     $           -             $      91,800
                                                                     =============             =============
Imputed discount for warrants issued with convertible debt           $      76,271             $           -
                                                                     =============             =============
Accrued dividends for Series A preferred stock                       $       5,335             $       5,335
                                                                     =============             =============



                            See Notes to Condensed Consolidated Financial Statements

                                                        6

                                 SIRICOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)


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

     Since December, 2004, the Company has commenced revenue producing operations and continues to market its service technologies, including satellite communications, wireless networking, and productivity enhancing software.

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

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission.

     The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

     Stock-based Compensation:

     The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 whereby compensation is recognized to the extent the market price of the underlying stock at the grant date exceeds the exercise price

                                 SIRICOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)


     of the option granted. It is the Company's practice to issue stock options to employees at or above the market value of the Company's stock on the date of grant. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the trinomial options-pricing model to determine the fair value of stock-based compensation and capital contributions.

     Had compensation cost for the Company's stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company's net loss and net loss per common share would have been the pro forma amounts indicated below.

                                                         Three Months Ended
                                                           December 31,
                                                      2005              2004
                                                   -----------       ----------
     Net loss, as reported                         $ (876,864)       $ (495,614)
     Less: stock-based employee compensation
      under the fair value based method                (2,004)          (14,669)
                                                   ----------        ----------
     Pro forma net loss under fair value method    $ (878,868)       $ (510,283)

     Net loss per common share-basic and diluted:
      As reported                                  $    (0.04)       $    (0.03)
      Pro forma under fair value method            $    (0.04)       $    (0.03)

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

                                 SIRICOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)


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

3.   Convertible Note Payable to Related Party

     On December 27, 2005, the Company entered into a loan agreement with Sunflower Capital, LLC, a limited liability company managed by William P. Moore, a director of the Company. The loan is in the principal amount of $500,000 and is evidenced by a convertible promissory note due July 1, 2006. As consideration for Sunflower making the loan, the Company issued to Sunflower a warrant to purchase 200,000 shares of the Company's common stock at $1.26 per share. The warrant expires December 15, 2010. A discount of $76,271 was recorded based on the estimated fair value of the warrant issued and will be expensed over the life of the loan.

     The note mandatorily converts into the Company's units consisting of one share of common stock and one redeemable common stock purchase warrant exercisable at $1.50 per share during the period commencing on the date of issuance and expiring five years thereafter. The note will convert into such units at the rate of $1.15 per unit upon the closing of a private placement as described in the Loan Agreement. In the event the private placement does not close, Sunflower Capital will have the option to convert the note into shares of the Company's common stock and common stock purchase warrants at a variable conversion price determined by taking the value weighted average price of the Company's common stock for the 20 trading days prior to the date the conversion notice is sent to the Company. In addition, the Company will issue to Sunflower Capital such number of warrants equal to the number of shares being issued upon conversion. The exercise price of such warrants shall be equal to the conversion price plus $0.25. These warrants will be exercisable for a period of five years from the date of issuance. (See Note 6)

4.   Stockholders' Equity:

     During the three-months ended December 31, 2005, the Company repurchased 90,000 common shares at a price of $90,000.

     On December 15, 2005, the Company issued 25,000 shares of its common stock to IRG pursuant to a consulting agreement dated November 15, 2005. The consulting agreement also requires the Company to issue an additional 15,000 shares on or before January 1, 2006 and 10,000 shares on or before February 1, 2006. Additionally, the consulting agreement calls for the issuance on January 15, 2006 of 50,000 four year warrants with the following exercise prices:

                                 SIRICOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)


                  16,666 at $1.25
                  16,667 at $1.35
                  16,667 at $1.45

5.   Commitments and Contingencies:

     Litigation:

     On December 17, 2004, certain officers and directors of the Company were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dillman, Mendez and Iler are officers and directors of the Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The action alleges fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The complaint seeks damages in excess of $9,679,903. Although the Company was not named as a defendant, it will pay all expenses relating to the defense of this matter. In management's opinion this case is without merit and the defendants intend on defending this matter vigorously. The defendants subsequently have answered the complaints and have filed counter claims to this action as of August 15th, 2005.

6.   Subsequent Events:

     On January 31, 2006, SiriCOMM, Inc. consummated a private placement of its securities. The securities sold were units consisting of one share of the Company's common stock, $.001 par value and one redeemable common stock purchase warrant. At the closing, the Company sold an aggregate of 4,692,263 units at an aggregate purchase price of $5,396,103, or $1.15 per unit. At the closing, the Company delivered an aggregate of 4,692,263 shares and 4,692,263 warrants to the purchasers.

     Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.50 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. The warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers. The Company may redeem the warrants, at a price of $.10 per warrant, at any time following the issuance date upon not less than 30 days nor more than 60 days prior written notice if (a) the common stock underlying the warrants has been registered with the SEC, and (b) the closing price of the common stock exceeds a 200% premium of the exercise price of the warrants for 20 out of 30 consecutive trading days.

     The placement agent received a commission equal to 5% of the offering price of the units sold by them in the private placement, a commission equal to 2 1/2% on the 1,764,872 units purchased by Sunflower Capital, LLC and a financial advisory fee equal to 2% of the offering price of the units sold in the private placement and a warrant to purchase common stock equal to 5% of the shares of common stock underlying the units sold in the private placement at an exercise price of $1.15 per share.

     As part of the private placement, the Company entered into a registration rights agreement with each subscriber who purchased units in the private

                                 SIRICOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)


     placement. Under the agreement, the Company, as promptly as reasonably practicable after closing of the private placement but in no event later than 30 days following the closing, the Company is obligated to file a registration statement on Form SB-2, relating to the resale by the holders of the common stock underlying the units, warrants and placement agent warrant. If such registration statement is not filed within the required time frame, or does not become effective within 90 days after closing (or 120 days after closing, if the registration statement is subject to review by the SEC), the Company has agreed to pay to the investors 1% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements.

     Sunflower Capital, LLC, a limited liability company managed by William P. Moore, a director of the Company, purchased an aggregate of 1,764,872 units in the offering, which consisted of a new investment of $1,525,000 to purchase 1,326,087 units and the conversion of the note payable plus accrued interest in the amount of $4,602 to purchase 438,785 units. (See
     Note 3)

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

         Presently, SiriCOMM's network is the most widely available wireless Internet access network built for the highway transportation market. To date we have installed over 300 Wi-Fi "hot spots" at major truck stops and weigh stations and have agreements with leading truck stop chains and weigh station operators such as Pilot Travel Centers ("Pilot"), Love's Travel Stops ("Loves"), Freight and More, Inc./DIS - Direct Internet Services and others to install access points at approximately 430 additional sites.

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

         We market our products and services principally through assorted value added reseller agreements and a direct sales force. As the trucking industry is highly fragmented and comprises many small to medium-sized fleets, we use numerous resellers to maximize our sales reach. Our direct sales force is focused on the large fleets as well as coordinating the efforts of our value added resellers. Currently we are continuing to concentrate our sales efforts on InTouch(TM) while installing additional hot spots across the country. Sales of Pulse and Beacon will commence once nationwide network density reaches 400-500 sites.

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

         We believe the following critical accounting policy, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

         The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the trinomial options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The following estimates are used for grants in fiscal year 2006: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience of 75%; expected lives of 1-2 years is estimated based on management's judgment of the time period by which these instruments will be exercised.

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

Fair Value of Equity Instruments

         The valuation of certain items, including valuation of warrants or restricted stock that may be offered as compensation for goods or services received within its contracts, involve significant estimations with underlying assumptions judgmentally determined. Warrants are valued using the most reliable measure of fair value, such as the value of the goods or services rendered, if obtainable, if such value is not readily obtainable, the valuation of warrants and stock options are then based upon a trinomial valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions. As the Company's stock is thinly traded, the amounts recorded for equity instruments, which are based partly on historical pricing of the Company's stock, are subject to the assumption used by management in determining the fair value.

Results of Operations

For the Three Months Ended December 31, 2005, and 2004

Revenues

         SiriCOMM generated revenues of $153,952 for the three months ending December 31, 2005 while generating revenues of only $6,273 during the same period ending December 31, 2004. Revenues were solely derived from the Company's offering of its InTouch Internet service. Limited advertising has been conducted to date and no assurances can be offered that the Company will generate future revenues from the offering of the In Touch service.

Operating Expenses

         Our operating expenses consist of product research and development costs, general and administrative, selling, depreciation and amortization, as well as amortization of long-term intangible assets. During the three months ended December 31, 2005, net operating losses totaled $870,400 as compared to net operating losses of $493,015 for the three months ended December 31, 2004. The Company has increased its number of employees in accounting, software development and customer service which has contributed to the increase in net operating losses. These expenses are necessary to increase the Company's infrastructure, support the InTouch service and improve the Company's administration.

General and Administrative Expenses

         Our General and Administrative expenses consist of corporate overhead costs, administrative support, professional fees and amortization of prepaid consulting fees. For the three months ending December 31, 2005, SiriCOMM's general and administrative expenses totaled $326,100, or 31.8% of total operating expenses, while for the three months ended, December 31, 2004 general and administrative expenses totaled $150,193 or 30.1% of total operating expenses. General and administrative expenses increased as a result of the Company's engaging an investor relations and network maintenance costs which contributed principally to the net operating loss.

Salaries

         For the three months ending December 31, 2005, SiriCOMM incurred salaries of $317,696, representing 31.0% of operating expenses, as compared to $235,337, or 47.1%, of total operating expenses for the three months ended December 31, 2004. The Company has increased its personnel in accounting and customer support to operate its InTouch ISP service.

Satellite Access Fees

         With the opening of the network for introduction of its InTouch service, the Company will incur bandwidth costs associated with providing this service and its other products. The contract with its satellite provider provides for a fixed monthly cost per site which will increase as the Company adds additional sites. Satellite access fees for the three months ending December 31, 2005 were $246,543, or 24.1% of total operating expenses, as compared to $93,870, or 18.8% of total operating expenses, for the three months ending December 31, 2004. With the signing of an agreement with Sat-Net in February 2005, the Company is now amortizing intangible satellite access that was the benefit derived from this agreement. The Company expensed $126,009 as the non-cash amortization for the three months ending December 31, 2005

Depreciation and Amortization

         Depreciation expense was $127,291 for the three month period ending December 31, 2005 as compared to $7,288 for the same period ending December 31, 2004 due to the increase in the network infrastructure.

Interest Expense

         For the three months ending December 31, 2005, interest expense was $10,477 as compared to $4,460 during the three months ended December 30 , 2004. The increase in interest expense is attributable to the Company increasing its borrowing on its equipment line to $385,435 from $309,604 during the same period ending December 31, 2004, and an increase in interest rates.

Liquidity

         We continue to finance our operations entirely from invested funds and limited borrowing for capital expenditures. No assurances can be given that revenues will increase sufficiently to cover operating expenses or that the Company can continue to attract capital under terms favorable to it shareholders.

         As of December 31, 2005, our current assets including cash and cash equivalents, investments, accounts receivables and other current assets amounted to approximately $780,060. Current liabilities amounted to $1,349,158 and include notes payable to Southwest Missouri Bank and Sunflower Capital, LLC, accounts payable, accrued salaries, and other accrued expenses.

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

         As we continue to ramp-up our business and obtain new ISP contracts, the Company believes that it has adequate liquidity and that we can achieve a positive cash flow on a monthly basis by the end of September 2006. The Company is dedicating its efforts currently to building its Internet Service and growing its network site density in order to facilitate the launch of its other planned software products.

Capital Resources

         On December 27, 2005, the Company entered into a Loan Agreement with Sunflower Capital, LLC. The loan is in the principal amount of $500,000 and is evidenced by a Convertible Promissory Note due July 1, 2006. As consideration for Sunflower making the loan, the Company issued to Sunflower a warrant to purchase 200,000 shares of the Company's common stock at $1.26 per share. The warrant expires December 15, 2010. The estimated fair value of the warrants required a discount of $76,271 be recorded against the note. This discount will be expensed over the life of the loan.

         The Note mandatorily converts into the Company's units consisting of one share of common stock and one redeemable common stock purchase warrant exercisable at $1.50 per share during the period commencing on the date of issuance and expiring five (5) years thereafter. As discussed below, the Note converted into such units at the rate of $1.15 per unit on February 1, 2006.

         On January 31, 2006, the Company consummated the private placement of its securities pursuant to a Placement Agent Agreement entered into between it and Sanders Morris Harris, Inc. as Placement Agent dated December 12, 2005. The securities sold were units consisting of one share of the Company's common stock, $.001 par value and one redeemable Common Stock purchase warrant. At the closing, the Company sold an aggregate of 4,692,263 Units at an aggregate purchase price of $5,396,103 or $1.15 per unit. At the closing the Company delivered an aggregate of 4,692,263 Shares and 4,692,263 Warrants to the purchasers.

         Each Warrant entitles the holder to purchase one Share of Common Stock at an exercise price of $1.50 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers. The Company may redeem the Warrants, at a price of $.10 per Warrant, at any time following the issuance date upon not less than 30 days nor more than 60 days prior written notice if (a) the Common Stock underlying the Warrants has been registered with the SEC, and (b) the closing price of the Common Stock exceeds a 200% premium of the exercise price of the Warrants for 20 out of 30 consecutive trading days.

         Under the terms of the Agency Agreement, the Placement Agent received a commission equal to 5% of the offering price of the Units sold in the Private Placement, a financial advisory fee equal to 2% of the offering price of the Units sold in the Private Placement and a Warrant to purchase Common Stock equal to 5% of the shares of Common Stock underlying the Units sold in the Private Placement at an exercise price of $1.15 per share.

         As part of the Private Placement, the Company entered into a registration rights agreement with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company, as promptly as reasonably practicable after closing of the Private Placement but in no event later than 30 days following the closing, the Company is obligated to file a registration statement on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Units, Warrants and Placement Agent Warrant. If such Registration Statement is not filed within the required time frame, or does not become effective within 90 days after closing (or 120 days after closing, if the Registration Statement is subject to review by the SEC), the Company has agreed to pay to the investors 1% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements.

         Sunflower Capital, LLC, a limited liability company managed by William
P. Moore, a director of the Company, purchased an aggregate of 1,764,872 Units in the offering, which consisted of a new investment of $1,525,000 to purchase 1,326,087 Units and the conversion of the Note plus accrued interest in the amount of $4,602 to purchase 438,785 Units.

         The aforementioned securities have been and will be issued under the exemption from registration provided in Section 4(2) of the Act.

         The cash proceeds of the above sales of securities of the Company will be used for general corporate purposes in developing the Company's planned services.

Contractual Obligations and Commercial Commitments

Contractual obligations as of December 31, 2005 are as follows:

                                                     Payments Due by Period
                               --------------------------------------------------------------
Contractual                               Less than
Obligations                      Total      1 year      1-3 years    4-5 years  After 5 years
---------------------------------------------------------------------------------------------
Line of credit and note
 payable                       $ 809,164  $ 809,164     $     -      $     -         $     -
---------------------------------------------------------------------------------------------
Operating leases                       -          -           -            -               -
---------------------------------------------------------------------------------------------
Total contractual cash
 obligations                   $ 809,164  $ 809,164     $     -      $     -         $     -
---------------------------------------------------------------------------------------------

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

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company will be required to adopt Statement 123(R) in the first quarter of its year ending September 30, 2007. The Company has not determined what financial statement impact Statement 123(R) will have on the Company.

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements.

Item 3: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of SiriCOMM's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Management has concluded that its disclosure controls and procedures were still not effective as of December 31, 2005. In connection with the restatement described below, management determined that a material weakness existed in SiriCOMM's internal control over financial reporting for the year ended September 30, 2004. Because of this material weakness, management determined that SiriCOMM's disclosure controls and procedures were not effective as of September 30, 2004 to ensure that all material information required to be included in SiriCOMM's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including it's principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. To address this material weakness, SiriCOMM's management continues to perform additional analysis to ensure that SiriCOMM's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that
(i) the consolidated financial statements, as restated, fairly present in all material respects SiriCOMM's financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Internal Control over Financial Reporting

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of September 30, 2004, SiriCOMM did not maintain effective control over financial reporting to ensure the Series A preferred stock was accurately presented or that the accounting treatment related to the redeemable shares was appropriately reviewed to ensure compliance with accounting principles generally accepted in the United States of America. The transaction related to these redeemable shares was non-routine in nature. Specifically, the Company did not have adequate controls over the classification of the Series A preferred shares subject to redemption requests nor the proper evaluation of the relevant accounting literature related to such shares. This material weakness resulted in a restatement of SiriCOMM's financial statements. As of December 31, 2005, the Company still lacked the personnel and technical expertise necessary to insure that a material weakness did not exist at that time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. We have better defined the roles of certain of our personnel relating to internal controls over financial reporting and are disclosing the following significant deficiencies:

         o The Director of Support Services has significant abilities to perform functions in the purchasing cycle, including updating vendor files, recording transactions, and accessing signed checks.

         o The Chief Executive Officer has the ability to perform EDI transactions and approving and signing checks with little or no oversight from other members of management.

         o The Chief Financial Officer can perform most functions associated with the purchasing cycle, including signing check which is predominantly done in the absence of the Chief Executive Officer.

         o The Director of Support Services can perform most functions within the payroll cycle, including file maintenance, recording of transactions and adjusting payroll data.

         o The Director of Support Services can perform most functions in the revenue and accounts receivable cycle including, billing customers, recording revenue transactions, submitting credit card remittances and reconciling the bank statements.

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

         o Implementing the recommendations of our outside accounting consultants; and

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

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings

         On December 17, 2004, Henry Hoffman, Kory Dillman, David Mendez, Tom Noland, Richard Iler and Terry Thompson were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dillman, Mendez and Iler are officers and directors of the Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The action was brought in the Circuit Court of Jackson County, Missouri at Kansas City (04CV236387). The action alleges fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The Company is not a party to this lawsuit. The complaint seeks damages in excess of $9,679,903. The defendant's filed a motion to dismiss which was denied by the Court. The defendants have subsequently filed counter claims against the plaintiff as part of their answer on August 18th, 2005. The Company will pay all expenses relating to the defense of this matter. In management's opinion this case is without merit and the defendants intend on defending this matter vigorously.

Item 2: Changes in Securities and Use of Proceeds

         (a) None

         (b) None

         (c) On December 15, 2005, the Company issued 25,000 shares of its common stock to IRG pursuant to a consulting agreement dated November 30, 2005. The consulting agreement also requires the Company to issue an additional 15,000 shares on or before January 1, 2006 and 10,000 shares on or before February 1, 2006. Additionally, the consulting agreement calls for the issuance on January 15, 2006 of 50,000 four (4) year warrants with the following exercise prices:

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

The Note mandatorily converts into the Company's units consisting of one share of common stock and one redeemable common stock purchase warrant exercisable at $1.50 per share during the period commencing on the date of issuance and expiring five (5) years thereafter. As discussed below, the Note converted into such units at the rate of $1.15 per unit on February 1, 2006.

On January 31, 2006, the Company consummated the private placement of its securities pursuant to a Placement Agent Agreement entered into between it and Sanders Morris Harris, Inc. as Placement Agent dated December 12, 2005. The securities sold were units (the "Units") consisting of one share of the

Company's common stock, $.001 par value and one redeemable Common Stock purchase warrant (the "Warrants"). At the closing, the Company sold an aggregate of 4,692,263 Units at an aggregate purchase price of $5,396,103 or $1.15 per Unit. At the closing the Company delivered an aggregate of 4,692,263 shares of Common Stock and 4,692,263 Warrants to the purchasers.

Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $1.50 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers. The Company may redeem the Warrants, at a price of $.10 per Warrant, at any time following the issuance date upon not less than 30 days nor more than 60 days prior written notice if (a) the Common Stock underlying the Warrants has been registered with the SEC, and (b) the closing price of the Common Stock exceeds a 200% premium of the exercise price of the Warrants for 20 out of 30 consecutive trading days.

Under the terms of the Agency Agreement, the Placement Agent received a commission equal to 5% of the offering price of the Units sold by them in the Private Placement, a commission equal to 2 1/2% on the 1,764,872 Units purchased by Sunflower Capital, LLC and a financial advisory fee equal to 2% of the offering price of the Units sold in the Private Placement and a Warrant to purchase Common Stock equal to 5% of the shares of Common Stock underlying the Units sold in the Private Placement at an exercise price of $1.15 per share.

As part of the Private Placement, the Company entered into a registration rights agreement with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company, as promptly as reasonably practicable after closing of the Private Placement but in no event later than 30 days following the closing, the Company is obligated to file a registration statement on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Units, Warrants and Placement Agent Warrant. If such Registration Statement is not filed within the required time frame, or does not become effective within 90 days after closing (or 120 days after closing, if the Registration Statement is subject to review by the SEC), the Company has agreed to pay to the investors 1% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements.

Sunflower Capital, LLC, a limited liability company managed by William P. Moore, a director of the Company, purchased an aggregate of 1,764,872 Units in the offering, which consisted of a new investment of $1,525,000.05 to purchase 1,326,087 Units and the conversion of the Note plus accrued interest in the amount of $4,602 to purchase 438,785 Units.

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


Dated: February  13, 2006           SIRICOMM, INC.



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