Form 10QSB/A
period 2005-12-31
SIRICOMM INC
filed 2006-04-04
CIK 851199

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

                                 SIRICOMM, INC.
               --------------------------------------------------
               (Exact name of Company as specified in its Charter)

           Delaware                                              62-1386759
------------------------------                               -------------------
  (State or jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


4710 East 32nd Street, Joplin, Missouri                       64804
---------------------------------------                     ----------
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

Management's Response to the Material Weakness and Significant Deficiencies

In response to the material weakness and significant deficiencies described above, we have undertaken the following initiatives with respect to our internal controls and procedures that we believe are reasonably likely to improve and materially affect our internal control over financial reporting. We anticipate that remediation will be continuing throughout fiscal 2006, during which we expect to continue pursuing appropriate corrective actions, including the following:


         o As of December 31, 2005 we did not begin preparing appropriate written documentation of our financial control procedures;

         o In November, 2005 we hired an outside accounting consultant who has acted as our interim controller. The Company has been actively recruiting a full time controller to be added to our finance department;

         o Scheduling training for accounting staff to heighten awareness of generally accepted accounting principles applicable to complex transactions;

         o As of December 31, 2005 we did not begin strengthening our internal review procedures in conjunction with our ongoing work to enhance our internal controls so as to enable us to identify and adjust items proactively;

         o In November 2005 we engaged an outside accounting consultant to support our Sarbanes-Oxley Section 404 compliance activities and to provide technical expertise in the selection and application of generally accepted accounting principles related to complex transactions to identify areas that require control or process improvements and to consult with us on the appropriate accounting treatment applicable to complex transactions;

         o During the quarter ended December 31, 2005, upon the advice of our outside accounting consultant, we made certain procedural changes with respect to the Company's billing process; and

         o As stated above, during the quarter ended December 31, 2005 we established adequate procedures to properly accrue for goods and services rendered to insure they are recorded in the proper reporting period.

To date, we have retained an outside accounting consultant to assist the Company in strengthening our controls and procedures. Our management and Audit Committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we intend to implement is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting. Management expects that all material weaknesses will be cured by September 30, 2007.

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


Dated: March 31, 2006               SIRICOMM, INC.



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