Form 10KSB/A
period 2005-09-30
SIRICOMM INC
filed 2006-05-05
CIK 851199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-KSB/A-2



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

ITEM 8A
         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures


The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of SiriCOMM's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-KSB. Management has concluded that its disclosure controls and procedures were still not effective as of September 30, 2005 as follows:

         o we did not have adequate transaction controls over the accounting review and process of certain unusual or complex transactions;

         o we did not have a systematic and documented program of internal controls and procedure over our accounting and financial reporting process to ensure that unusual or complex transactions are recorded, processed, summarized and reported on a timely basis in our financial disclosures; and

         o there is a need for the improved supervision and training of our accounting staff.

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


Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including it's principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. To address this material weakness, SiriCOMM's management continues to perform additional analysis of our accounting procedures and the need for additional personnel in our accounting department to ensure that SiriCOMM's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that
(i) the consolidated financial statements, as restated, fairly present in all material respects SiriCOMM's financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.


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

Internal Control over Financial Reporting


As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Company will be required to include in its Annual Report on Form 10-KSB for the year ending September 30, 2007 a report on management's assessment of the effectiveness of the Company's internal control over financial reporting. The Company's independent auditor will also be required to attest to and report on management's assessment. Current auditing standards provide that a restatement is a strong indicator of a material weakness in the Company's internal control over financial reporting. Considering this guidance, the Company has evaluated these methodological errors and has concluded that the restatement resulted from a material weakness in the Company's internal control, which the Company believes it has since remediated. This process of assessment and remediation is not of the scope and did not include rigorous documentation of internal controls which will be required under Section 404. In that regard, management did not prepare a report in conformity with paragraph (a) of Item 308 which should have contained the following:

         o a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting;

         o a statement identifying the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting;

         o management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, including a statement as to whether or not it is effective; and

         o a statement that the Company's external auditor has issued an attestation report on management's assessment.

The Company was also not required to obtain and has not obtained its independent auditors' report with respect to this voluntary assessment. In an effort to bolster existing controls and prepare for the required management assessment of internal controls over financial reporting which will be required to be included in the Company's annual report on Form 10-KSB for the year ending September 30, 2007, the Company retained an accounting consultant in November, 2005 to assist in the documentation, assessment and development of more effective internal control under the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).


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


During the quarter ended September 30, 2005, none of the actions described in the bullet points were implemented. In November 2005, we have retained an outside accounting consultant to assist the Company in strengthening our controls and procedures. We believe the hiring of an outside consulting accountant is reasonably likely to materially affect our internal control of our financial reporting. Our management and Audit Committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we intend to implement is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.


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

------------
(a) includes $93,750 in accrued and unpaid compensation.
(b) includes $78,125 each in accrued and unpaid salary.
(c) reflects payments of accrued and unpaid salary of $43,750 to Mr. Hoffman and $36,458 each to Messrs. Dillman and Mendez.

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

                    Amount and Nature of Beneficial Ownership


                                                                 Percent of
                                          Amount of              Beneficial
Name and Address                  Beneficial Ownership (1)       Ownership (2)
----------------                 ------------------------       -------------

Henry P. Hoffman                         5,712,303                 28.43%
4710 East 32nd Street
Joplin, MO 64804

David N. Mendez                          1,063,331                  5.29%
4710 East 32nd Street
Joplin, MO 64804

Kory S. Dillman                          1,023,535                  5.09%
4710 East 32nd Street
Joplin, MO 64804

J. Richard Iler (3)                        155,200                  0.08%
3720 Arbor Road
Joplin, MO  64804

Terry W. Thompson (4)                      374,884                  1.85%
406 N. Belaire
Monett, MO  65708

William P. Moore, III (5)                4,807,293                 19.71%
10801 Mastin, Suite 920
Overland Park, KS

Quest Capital Alliance LLC (6)           1,334,582                  6.58%
3140 E. Division
Springfield, MO  65802

Robert J. Smith (7)                      1,553,931                  7.64%
3865 E. Turtle Hatch
Springfield, MO  65809

Sat-Net Communications (8)               2,800,000                 13.25%
5000 Legacy Drive, Suite 470
Plano, TX  75024

All Directors and Officers as a Group
(6 Persons)(3)(4)(5)                    13,136,546                 56.95%

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

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB/A, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May, 2006.



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

Principal Executive                     Title                        Date
-------------------                     -----                        ----


/s/ Henry P. Hoffman          President, Chief Executive          May 5, 2006
----------------------        Officer and Director
Henry P. Hoffman

/s/ J. Richard Iler           Chief Financial Officer and         May 5, 2006
----------------------        Director
J. Richard Iler

Directors
--------

/s/ David N. Mendez           Executive Vice President -          May 5, 2006
-----------------------        Sales and Marketing and
David N. Mendez               Director

/s/ Kory S. Dillman           Executive Vice President -          May 5, 2006
----------------------        Internet Business Develop.
Kory S. Dillman               and Director

/s/ Terry W. Thompson         Director                            May 5, 2006
----------------------
Terry W. Thompson

/s/ William P. Moore          Director                            May 5, 2006
----------------------
William P. Moore

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