Form 10QSB/A
period 2005-12-31
SIRICOMM INC
filed 2006-05-05
CIK 851199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------



                                 FORM 10-QSB/A-2



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

Contractual Obligations and Commercial Commitments

Contractual obligations as of December 31, 2005 are as follows:

                                                     Payments Due by Period
                               ----------------------------------------------------------------
Contractual                               Less than
Obligations                      Total      1 year      1-3 years    4-5 years  After 5 years
-----------------------------------------------------------------------------------------------
Line of credit and note
 payable                       $ 809,164  $ 809,164     $     -      $     -         $     -
-----------------------------------------------------------------------------------------------
Operating leases                       -          -           -            -               -
-----------------------------------------------------------------------------------------------
Total contractual cash
 obligations                   $ 809,164  $ 809,164     $     -      $     -         $     -
-----------------------------------------------------------------------------------------------

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

Item 3: Controls and Procedures

Evaluation of Disclosure Controls and Procedures


The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of SiriCOMM's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Management has concluded that its disclosure controls and procedures were still not effective as of December 31, 2005 as follows:

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

In connection with the restatement described below, management determined that a material weakness existed in SiriCOMM's internal control over financial reporting for the year ended September 30, 2004. Because of this material weakness, management determined that SiriCOMM's disclosure controls and procedures were not effective as of September 30, 2004 to ensure that all material information required to be included in SiriCOMM's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As stated in more detail below, this determination was in response to the identified weakness and not part of management's assessment of internal controls that will be required to be included in our annual report on Form 10-KSB for our fiscal year ending September 30, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including it's principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. To address this material weakness, SiriCOMM's management, with the assistance of its accounting consultant, continues to perform additional analysis of our accounting procedures and the need for additional personnel in our accounting department to ensure that SiriCOMM's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that (i) the consolidated financial statements, as restated, fairly present in all material respects SiriCOMM's financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.


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

Management's Response to the Material Weakness and Significant Deficiencies

In response to the material weakness and significant deficiencies described above, we have undertaken the following initiatives with respect to our internal controls and procedures that we believe are reasonably likely to improve and materially affect our internal control over financial reporting. We anticipate that remediation will be continuing throughout fiscal 2006, during which we expect to continue pursuing appropriate corrective actions, including the following:

         o Preparing appropriate written documentation of our financial control procedures. The Company did not begin this process during the quarter ended December 31, 2005. The Company intends to complete written documentation of its financial control procedures during the fiscal quarter ended September 30, 2006;


         o In November, 2005 we hired an outside accounting consultant who has acted as our interim controller. The Company has been actively recruiting a full time controller to be added to our finance department;


         o Scheduling training for accounting staff to heighten awareness of generally accepted accounting principles applicable to complex transactions. The Company did not begin training its accounting staff during the quarter ended December 31, 2005. The Company intends to complete the training in the fiscal quarter ended September 30, 2006;

         o As of December 31, 2005 we did not begin strengthening our internal review procedures in conjunction with our ongoing work to enhance our internal controls so as to enable us to identify and adjust items proactively. The Company did not begin this process during the quarter ended December 31, 2005. The Company intends to complete the strengthening of its internal review procedure during the fiscal quarter ended September 30, 2006;


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


To date, we have retained an outside accounting consultant to assist the Company in strengthening our controls and procedures. The actions described in the above bullet points were changes to our internal controls that is reasonably likely to materially affect our internal control over financial reporting. Our management and Audit Committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we intend to implement is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting. Management expects that all material weaknesses will be cured by September 30, 2007.


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


Dated: May 5, 2006                  SIRICOMM, INC.



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