Form 10QSB
period 2006-03-31
SIRICOMM INC
filed 2006-05-22
CIK 851199

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

For the Quarter Period Ended
March 31, 2006                                       Commission File No. 0-18399

                                 SIRICOMM, INC.
               (Exact name of Company as specified in its Charter)

         Delaware                                           62-1386759
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

4710 East 32nd Street, Joplin, Missouri                64804
(Address of Principal Executive Office)              (Zip Code)

Company's telephone number, including area code:       (417) 626-9971

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

                                 Yes [X] No [ ]

The number of shares outstanding of the Company's Common Stock, $.001 par value, as of May 15, 2006 was 25,004,676

================================================================================

                      PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets as of
March 31, 2006 and September 30, 2005                                       3

Condensed Consolidated Statements of Operations for the six
months ended March 31, 2006 and March 31, 2005                              4

Condensed Consolidated Statements of Changes in Stockholders'
Equity for the six months ended March 31, 2006 and
March 31, 2005                                                              5

Condensed Consolidated Statements of Cash Flows for the six                 6
months ended March 31, 2006 and March 31, 2005

Notes to the Condensed Consolidated Financial Statements                    7

                                                 SIRICOMM, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31,     September 30,
                                                                                 2006            2005
                                                                             ------------    ------------
                                                                              (Unaudited)
                                                 Assets
Current Assets
  Cash                                                                       $  3,711,337    $    931,787
  Certificate of deposit                                                          500,000               -
  Accounts receivable                                                              54,734          11,370
  Prepaid expenses and other                                                       18,907           5,923
                                                                             ------------    ------------

  Total current assets                                                          4,284,978         949,080
                                                                             ------------    ------------

Property and Equipment, at cost
  Equipment                                                                     3,086,116       2,547,001
  Network equipment in progress of installation                                   150,000         258,326
                                                                             ------------    ------------

                                                                                3,236,116       2,805,327
  Less accumulated depreciation                                                   683,956         412,956
                                                                             ------------    ------------

                                                                                2,552,160       2,392,371

Software, net of amortization                                                     735,156         145,042
                                                                             ------------    ------------

Intangible assets, net of amortization                                          1,954,395       2,215,593
                                                                             ------------    ------------

  Total assets                                                               $  9,526,689    $  5,702,086
                                                                             ============    ============

                  Liabilities and Stockholders' Equity

Current Liabilities
  Note payable to bank                                                       $    390,000    $    407,346
  Accounts payable                                                                675,930         190,221
  Accrued salaries                                                                 42,083         146,324
  Other accrued expenses                                                          198,500         112,083
  Deferred revenue                                                                 86,461          46,561
                                                                             ------------    ------------

  Total current liabilities                                                     1,392,974         902,535
                                                                             ------------    ------------

  Total liabilities                                                             1,392,974         902,535
                                                                             ------------    ------------

Preferred stock - Series A par value $.001; 500,000 shares
  authorized; 213,417 shares issued and outstanding; dividend rate of $0.025 per share per quarter commencing March 2004;
  liquidation preference of $1 per outstanding share cash payment                 282,779         272,107

Stockholders' Equity
  Common stock - par value $.001; 50,000,000 shares authorized;
    issued and outstanding 2006- 24,976,513 shares, 2005- 20,092,950 shares        24,977          20,089
  Additional paid-in capital                                                   20,626,856      15,063,814
  Treasury stock                                                                  (90,000)              -
  Deferred compensation                                                          (539,176)       (631,176)
  Retained deficit                                                            (12,171,721)     (9,925,283)
                                                                             ------------    ------------

  Total stockholders' equity                                                    7,850,936       4,527,444
                                                                             ------------    ------------

      Total liabilities and stockholders' equity                             $  9,526,689    $  5,702,086
                                                                             ============    ============

See Notes to Condensed Consolidated Financial Statements

                                                 SIRICOMM, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  March 31, 2006                        March 31, 2005
                                                       -----------------------------------    ---------------------------------
                                                       3 Months Ended       6 Months Ended    3 Months Ended     6 Months Ended
                                                       --------------       --------------    --------------     --------------
                                                          (Unaudited)         (Unaudited)        (Unaudited)      (Unaudited)

Revenues                                                $    201,743         $    355,696       $    27,175       $    33,448

Operating Expenses:
  General and administrative                                 364,781              690,881           186,128           336,320
  Salaries                                                   352,275              669,971           333,813           569,150
  Satellite access fees                                      297,817              544,360           196,759           290,629
  Research and development                                     2,148                8,870            12,180            24,780
  Depreciation and amortization                              145,595              272,886           114,778           122,066
                                                        ------------         ------------       -----------       -----------

  Total operating expenses                                 1,162,616            2,186,968           843,658         1,342,945
                                                        ------------         ------------       -----------       -----------

Operating loss                                              (960,873)          (1,831,272)         (816,483)       (1,309,497)
                                                        ------------         ------------       -----------       -----------

Other Income (Expense)
  Interest income                                             23,098               27,111             3,737             5,597
  Interest expense                                          (431,800)            (442,277)           (4,805)           (9,265)
                                                        ------------         ------------       -----------       -----------

                                                            (408,702)            (415,166)            (1,068)          (3,668)
                                                        ------------         ------------       -----------       -----------

Net loss                                                $ (1,369,575)        $ (2,246,438)      $  (817,551)      $(1,313,165)
                                                        ============         ============       ===========       ===========

Add: Dividends declared on preferred stock                    (5,336)             (10,670)           (5,335)          (10,670)
                                                        ------------         ------------       -----------       -----------

Loss available to common shareholders                   $ (1,374,911)        $ (2,257,108)      $  (822,886)      $(1,323,835)
                                                        ============         ============       ===========       ===========

Net loss per share, basic and diluted                   $      (0.06)        $      (0.10)      $     (0.05)      $     (0.08)
                                                        ============         ============       ===========       ===========

Weighted average shares,
  basic and diluted                                       22,938,868           21,506,398        17,606,094        16,930,993
                                                        ============         ============       ===========       ===========

See Notes to Condensed Consolidated Financial Statements

                                                         SIRICOMM, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (Unaudited)

                                          Common Stock         Additional
                                    ----------------------      Paid-in       Deferred     Accumulated    Treasury
                                       Shares       Amount      Capital     Compensation     Deficit        Stock         Total
                                    -----------    -------   ------------    ----------   ------------    ---------    -----------
For the six months ended
  March 31, 2005

Balance, September 30, 2004          16,255,650    $16,252   $  8,379,044    $ (722,016)  $ (6,685,015)   $       -    $   988,265

Stock warrants issued for services            -          -        600,000      (210,000)             -            -        390,000
Stock warrants exercised                 90,000         90        174,910             -              -            -        175,000
Stock options exercised                  26,800         27         26,773             -              -            -         26,800
Stock options issued for services             -          -         91,800             -              -            -         91,800
Stock issued for services             2,010,000      2,010      3,212,055             -              -            -      3,214,065
Proceeds from stock issuance                                                                                                     -
  completed January 3, 2005; net
  of consideration of $87,420           319,000        319        550,261             -              -            -        550,580
Accrued dividends                             -          -        (10,671)            -              -            -        (10,671)
Net loss for the period                       -          -              -             -     (1,313,165)           -     (1,313,165)
                                    -----------    -------   ------------    ----------   ------------    ---------    -----------

Balance March 31, 2005               18,701,450    $18,698   $ 13,024,172    $ (932,016)  $ (7,998,180)   $       -    $ 4,112,674
                                    ===========    =======   ============    ==========   ============    =========    ===========

For the six months ended
  March 31, 2006

Balance September 30, 2005           20,092,950    $20,089   $ 15,063,814    $ (631,176)  $ (9,925,283)   $       -    $ 4,527,444

Treasury stock purchased, 90,000
  shares                                      -          -              -             -              -      (90,000)       (90,000)
Imputed discount on convertible
  debt issued                                 -          -         76,271             -              -            -         76,271
Stock and warrants issued for
  services                               65,000         65         85,876             -              -            -         85,941
Exercise of options & warrants          126,300        127         78,823             -              -            -         78,950
Proceeds from stock issued on
  Feb 8, 2006, net of
  consideration of $403,285           4,253,478      4,257      4,483,958             -              -            -      4,488,215
Conversion of debt to equity            438,785        439        504,164             -              -            -        504,603
Fair value of beneficial
  conversion option and warrants
  associated with convertible debt            -          -        344,620             -              -            -        344,620
Recognition of warrants earned
  for software received                       -          -              -        92,000              -            -         92,000
Accrued preferred stock dividends             -          -        (10,670)            -              -            -        (10,670)
Net loss for the period                       -          -              -             -     (2,246,438)           -     (2,246,438)
                                    -----------    -------   ------------    ----------   ------------    ---------    -----------

Balance March 31, 2006              24,976,513     $24,977   $ 20,626,856    $ (539,176)  $(12,171,721)   $ (90,000)   $ 7,850,936
                                    ===========    =======   ============    ==========   ============    =========    ===========

See Notes to Condensed Consolidated Financial Statements.

                                                 SIRICOMM, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         March 31,
                                                                               ------------------------------
                                                                                    2006             2005
                                                                                    ----             ----
                                                                                (Unaudited)      (Unaudited)
Operating Activities
  Net loss                                                                     $(2,246,438)     $(1,313,165)
  Items not requiring cash
    Depreciation and amortization                                                  534,084          252,664
    Stock-based compensation for services                                           85,941                -
    Write-off imputed discount upon debt conversion                                 76,271                -
    Fair value of beneficial conversion option and warrants
      associated with convertible debt                                             344,620                -
    Changes in
      Current assets                                                               (56,348)          10,900
      Accounts payable                                                             235,711          177,131
      Accrued expenses                                                             (13,221)         152,837
      Deferred revenues                                                             39,900           16,209
                                                                               -----------      -----------

          Net cash flows used in operating activities                             (999,480)        (703,424)
                                                                               -----------      -----------

Investing Activities
  Certificate of deposit purchased                                                (500,000)               -
  Purchase of software                                                            (250,000)               -
  Purchase of furniture and equipment                                             (430,789)        (589,533)
                                                                               -----------      -----------

          Net cash flows used in investing activities                           (1,180,789)        (589,533)
                                                                               -----------      -----------

Financing Activities
  Borrowings under line of credit, net                                             (17,346)         322,743
  Payment of notes payable                                                               -          (25,000)
  Purchase of treasury stock at cost                                               (90,000)               -
  Proceeds from exercise of stock options and warrants                              78,950          201,800
  Borrowings from related party                                                    500,000                -
  Proceeds from sale of common stock                                             4,488,215          550,580
                                                                               -----------      -----------

          Net cash flows provided by financing activities                        4,959,819        1,050,123
                                                                               -----------      -----------

Increase (Decrease) in Cash                                                      2,779,550         (242,834)
Cash, beginning of period                                                          931,787        1,019,616
                                                                               -----------      -----------

Cash, end of period                                                            $ 3,711,337      $   776,782
                                                                               ===========      ===========

Supplemental Cash Flows Information
  Cash paid for interest                                                       $    19,623      $    11,022
  Stock and warrants issued in exchange for services and equipment             $                $ 3,814,065
  Stock options issued in exchange for prepaid consulting services             $                $    91,800
  Accrued dividends for Series A preferred stock                               $    10,670      $    10,671
  Imputed discount for warrants issued with convertible debt                   $    76,271      $         -
  Conversion of debt to equity                                                 $   504,603      $         -
  Accrued liabilities incurred for purchase of software                        $   250,000      $         -
  Recognition of warrants earned for software received                         $    92,000      $         -

See Notes to Condensed Consolidated Financial Statements

                                 SiriCOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

1.   Nature of Operations and Summary of Significant Accounting Policies:

     Nature of Operations:

     SiriCOMM, Inc., a Delaware corporation (the "Company"), through its wholly owned subsidiary of the same name, which was incorporated in the State of
     Missouri on April 24, 2000, has developed broadband wireless application service technologies intended for use in the transportation industry. The
     Company opened its network in December, 2004 for commercial operation and has commenced selling its InTouch(TM) Internet Service to individual subscribers.

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

     The condensed balance sheet of the Company as of September 30, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission.

     The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

                                 SiriCOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

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

                                                                    Six Months Ended
                                                                        March 31,
                                                                 2006                2005
                                                            -------------       -------------
          Net loss, as reported                             $  (2,246,438)      $  (1,313,165)
          Less: stock-based employee compensation
             under the fair value based method                     (3,412)            (57,929)
                                                            -------------       -------------
          Pro forma net loss under fair value method        $  (2,249,850)      $  (1,371,094)

          Net loss per common share-basic and diluted:
             As reported                                    $       (0.10)      $       (0.08)
             Pro forma under fair value method              $       (0.10)      $       (0.08)

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

                                 SiriCOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

     Reclassification

     Certain reclassifications have been made to the March 31, 2006 financial statements to conform to the March 31, 2005 financial statement presentation. These reclassifications had no effect on the Company's net losses.

2.   Line of Credit:

     On February 8, 2006, the Company entered into a line of credit with Liberty
     Bank of Springfield, Missouri for $500,000 secured by a certificate of deposit. The note has monthly interest only payments at a rate of 1%
     greater than the rate to be earned on the certificate of deposit and is renewable at the discretion of the Company in August 2006.

     On February 4, 2006, the Company retired a line of credit with Southwest
     Missouri Bank for the purchase of network infrastructure equipment up to a maximum of $1,000,000. This note was 80% guaranteed by the U.S. Department of Agriculture ("USDA") and was secured by the Company's network equipment.
     This note was further personally guaranteed by the Company's majority shareholder. The security interest on the equipment and the personal guarantee of the majority shareholder were released upon retirement of the note.

3.   Stockholders' Equity:

     On January 31, 2006, SiriCOMM, Inc. consummated the private placement of its securities pursuant to a Placement Agent Agreement (the "Agency
     Agreement") entered into between it and Sanders Morris Harris, Inc. as
     Placement Agent dated December 12, 2005. The securities sold were units
     (the "Units") consisting of one share of the Company's common stock, $.001 par value (the "Shares") and one redeemable Common Stock purchase warrant
     (the "Warrant"). At the closing, the Company sold an aggregate of 4,692,263
     Units at an aggregate purchase price of $5,396,103 or $1.15 per unit. At the closing, the Company delivered an aggregate of 4,692,263 Shares and
     4,692,263 Warrants to the purchasers.

     Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $1.50 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers. The Company may redeem the Warrants, at a price of $.10 per
     Warrant, at any time following the issuance date upon not less than 30 days or more than 60 days prior written notice if (a) the Common Stock underlying the Warrants has been registered with the SEC, and (b) the closing price of the Common Stock exceeds a 200% premium of the exercise price of the Warrants for 20 out of 30 consecutive trading days.

     Under the terms of the Agency Agreement, the Placement Agent received a commission equal to 5% of the offering price of the Units sold in the
     Private Placement, a financial advisory fee equal to 2% of the offering

                                 SiriCOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

     price of the Units sold in the Private Placement and a Placement Agent warrant to purchase Common Stock equal to 5% of the Shares of Common Stock underlying the Units sold in the Private Placement at an exercise price of
     $1.15 per share.

     As part of the Private Placement, the Company entered into a Registration
     Rights Agreement with each subscriber who purchased Units in the Private
     Placement. Under the Registration Rights Agreement, the Company, as
     promptly as reasonably practicable after closing of the Private Placement but in no event later than 30 days following the closing, the Company was obligated to file a Registration Statement on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Units, Warrants and Placement Agent Warrant. The Company filed the Registration Statement on a timely basis and it was declared effective by the SEC on May 12, 2006.

     Sunflower Capital, LLC, a limited liability company managed by William P.
     Moore, a director of the Company, purchased an aggregate of 1,764,872 Units in the offering, which consisted of a new investment of $1,525,000 to purchase 1,326,087 Units and the conversion of a Promissory Note issued to
     Sunflower on December 27, 2005 in the principal amount of $500,000 plus accrued interest in the amount of $4,602 to purchase 438,785 Units.

     On December 15, 2005, the Company issued 25,000 shares of its common stock to IRG pursuant to a consulting agreement dated November 30, 2005. Pursuant to the consulting agreement the Company issued an additional 25,000 shares to the consultant during the quarter ended March 31, 2006. Additionally, the consultant received 50,000 four (4) year warrants with the following exercise prices:

                  16,666 at $1.25
                  16,667 at $1.35
                  16,667 at $1.45

     During the quarter ended March 31, 2006, the Company received consideration equal to $63,950 upon the exercise of an aggregate of 96,300 previously issued warrants and stock options.

4.   Commitments and Contingencies:

     Litigation:

     On December 17, 2004, certain officers and directors of the Company were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al.
     Messrs. Hoffman, Dillman, Mendez and Iler are officers and directors of the
     Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The action alleges fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The complaint seeks damages in excess of $9,679,903. Although the Company was not named as a defendant, it will pay all expenses relating to the defense of this matter. In management's opinion this case is without merit and the defendants intend on defending this matter vigorously. The defendants subsequently have answered the complaints and have filed counter claims to this action as of August 15, 2005.

                                 SiriCOMM, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

5.   Subsequent Events:

     On April 20, 2006, the Company issued 28,163 shares to Jackie Seneker, an employee of the Company at that time. The exercise price of these options was $1.00 and Ms. Seneker exercised this option on a cashless basis by delivering to the Company 29,337 options exercisable at $1.00 per share.

     On April 19, 2006, SiriCOMM entered into a network access services agreement with ACS Government Solutions, Incorporated ("ACS"), an affiliate of Affiliated Computer Services, Incorporated, to provide data access at each of the 260 PrePass weigh station sites in 25 states. Under the terms of the three year agreement, ACS will purchase network access services from
     SiriCOMM for the benefit of its HELP, Inc. contract for automated vehicle identification and weigh station bypass.

     On May 10, 2006, SiriCOMM entered into a three (3) year lease agreement with 4301 Main LLC to lease 2,743 square feet of office space at 3535
     Broadway, Suite 402, Kansas City, Missouri 64106. The monthly rent for this location is $1,900 per month. Software development and administration of the Company's network operations center are conducted from this location.

     During the quarter to end June 30, 2006, the Company has drawn an additional $100,000 on the secured line of credit with Liberty Bank of
     Springfield, Mo.

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

         Presently, SiriCOMM's network is the most widely available wireless
Internet access network built for the highway transportation market. To date we have installed over 415 Wi-Fi "hot spots" at major truck stops and weigh stations and have agreements with leading truck stop chains and weigh station operators such as Pilot Travel Centers ("Pilot"), Love's Travel Stops ("Loves"),
Petro TruckStops, Freight and More, Inc./DIS - Direct Internet Services and
others to install access points at approximately 300 additional sites.

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

         SiriCOMM completed phase one installations in 2004 and opened the network for business in December 2004. Initially, network access subscriptions were limited to only credit card sales through the company's web site. By June
2005 Pilot began offering cash point of sales (POS) subscriptions at its in-store registers.

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

         The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based
Compensation. The Company uses the trinomial options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The following estimates are used for grants in 2006: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience of 75%; expected lives of 2 years is estimated based on management's judgment of the time period by which these instruments will be exercised.

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

Results of Operations

For the Three Months Ended March 31, 2006 and 2005

Revenues

         SiriCOMM generated revenues of $201,743 for the three months ending
March 31, 2006 while generating revenues of $27,175 during the same period in fiscal 2005. Revenues were solely derived from the Company's sales of its
InTouch Internet service. To date, the Company has only conducted limited marketing and advertising of its InTouch Internet service and there is no assurance that the Company will generate significant revenues from the offering of this service in the future.

Operating Expenses

         Our operating expenses consist of product research and development costs, general and administrative, selling depreciation and amortization, as well as amortization of long-term prepaid assets.

         During the three months ended March 31, 2006, net operating losses totaled $960,873 as compared to net operating losses of $816,483, for the three months ended March 31, 2005.

         The Company has increased its number of employees in accounting, software development and customer service from 9 in the same period ending March
31, 2005 to 27 for the quarter ending March 31, 2006. Network installations and network administration costs have contributed to the increase in net operating losses. These expenses are necessary to increase the Company's infrastructure, support the Company's InTouch Internet service and improve the Company's operations.

Satellite Access Fees

         The Company incurs bandwidth costs associated with providing its
InTouch Internet service and its other products. The Company has a contract with a satellite provider that provides for a fixed monthly cost per site which increases as the Company adds additional sites. Satellite access fees for the three months ending March 31, 2006 were $297,817 as compared to $196,759 for the three months ending March 31, 2005. This increase is the direct result of the
Company adding additional sites. As a result of signing an agreement with
Sat-Net in February 2005, the Company is now amortizing prepaid satellite expenses that were derived from that agreement. The Company expensed $126,009 representing amortization for each of the three months ending March 31, 2006 and
2005.

General and Administrative Expenses

         Our general and administrative expenses consist of corporate overhead costs, administrative support, professional fees and amortization of prepaid consulting fees.

         For the three months ending March 31, 2006, SiriCOMM's general and administrative expenses totaled $364,781, or 31.3% of total operating expenses, while for the three months ended March 31, 205 general and administrative expenses totaled $186,128 or 22.1% of total operating expenses.

         General and administrative expense increased as a result of the Company engaging an investor relations firm, loan issuance costs and network maintenance costs which contributed principally to the net operating loss.

Salaries

         For the three months ending March 31, 2006, SiriCOMM incurred salaries of $352,275, representing 30.3% of the operating expenses, as compared to
$333,813 or 39.6% of total operating expenses for the three months ended March
31, 2005. The Company has increased its personnel in accounting customer support to operate its InTouch Internet service.

Depreciation and Amortization

         Depreciation expense was $145,595 for the three month period ending
March 31, 2006 as compared to $114,778 for the same period ending March 31,
2005.

Interest Expense

         For the three months ending March 31, 2006, net interest expense was
$408,702 as compared to $1,068 during the three months ended March 31, 2005. The increase in interest expense for the quarter ended March 31, 2006 was a result of the valuation of warrants and a beneficial conversion option given to
Sunflower Capital as an inducement for a bridge loan given to the Company in advance of the Company closing on an equity underwriting.

For the Six Months Ended March 31, 2006 and 2005

Revenues

         SiriCOMM generated revenues of $355,696 for the six months ending March
31, 2006 while generating revenues of only $33,448 during fiscal 2005. Revenues were solely derived from the Company's offering of its InTouch Internet service.
Limited advertising has been conducted to date and no assurances can be offered that the Company will generate any meaningful revenues from the offering of the
In Touch service in the future.

Operating Expenses

         Our operating expenses consist of product research and development costs, general and administrative, selling, depreciation and amortization, as well as amortization of long-term prepaid assets.

         During the six months ended March 31, 2006, net operating losses totaled $1,831,272 as compared to net operating losses of $1,309,497, for the six months ended March 31, 2005.

         The Company has increased its number of employees in accounting, software development and customer service and network administration which have contributed to the increase in net operating losses. These expenses are necessary to increase the Company's infrastructure, support the InTouch service and improve the Company's operations.

Satellite Access Fees

         With the opening of the network for introduction of its InTouch service, the Company will incur bandwidth costs associated with providing this service and its other products. The contract with its satellite provider provides for a fixed monthly cost per site which will increase as the Company adds additional sites. Satellite access fees for the six months ending March 31,
2006 were $544,360 as compared to $290,629 for the six months ending March 31,
2005. With the signing of an agreement with Sat-Net in February 2005, the
Company is now amortizing prepaid satellite access that was the benefit derived from this agreement. The Company expensed $252,018 as the non-cash amortization for the six months ending March 31, 2006.

General and Administrative Expenses

         Our general and administrative expenses consist of corporate overhead costs, administrative support, professional fees and amortization of prepaid consulting fees.

         For the six months ending March 31, 2006, SiriCOMM's general and administrative expenses totaled $690,881, or 31.6% of total operating expenses, while for the six months ended, March 31, 2005 general and administrative expenses totaled $336,320 or 25.0% of total operating expenses.

         General and administrative expenses increased as a result of the
Company's engaging an investor relations, loan issuance costs and network maintenance costs which contributed principally to the net operating loss.

Salaries

         For the six months ending March 31, 2006, SiriCOMM incurred salaries of
$669,971 representing 30.6% of operating expenses, as compared to $569,150, or
42.4%, of total operating expenses for the six months ended March 31, 2005. The
Company has increased its personnel in accounting and customer support to operate its InTouch ISP service.

Depreciation and Amortization

         Depreciation expense was $272,886 for the six month period ending March
31, 2006 as compared to $122,066 for the same period ending March 31, 2005.

         Depreciation Expense has risen as the number of hotspot installations has now increased to 415 as compared to approximately 280 sites in the same period ended March 31, 2005.

Interest Expense

         For the six months ending March 31, 2006, net interest expense was
$415,166 as compared to $3,668 during the six months ended March 31, 2005. The increase in interest expense is arising from the loan costs incurred from the
Sunflower Capital bridge loan as noted previously.

Liquidity and Capital Resources

         We continue to finance our operations entirely from invested funds and limited borrowing for capital expenditures. No assurances can be given that revenues will increase sufficiently to cover operating expenses or that the
Company can continue to attract capital under terms favorable to it shareholders.

         As of March 31, 2006, our current assets including cash, a certificate of deposit, accounts receivables and other current assets amounted to approximately $4,284,978. Current liabilities amounted to approximately
$1,392,974 and include notes payable to Liberty Bank , accounts payable, accrued salaries, and other accrued expenses.

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

         As we continue to ramp-up our business and obtain new ISP contracts, the Company believes that it has adequate liquidity and that we can achieve profitability in late 2006. The Company is dedicating its efforts currently to building its Internet Service and growing its network site density in order to facilitate the launch of its other planned software products.

Capital Resources

         On December 27, 2005, the Company entered into a Loan Agreement with
Sunflower Capital, LLC. The loan of $500,000 was evidenced by a Convertible
Promissory Note due July 1, 2006. As consideration for Sunflower making the loan, the Company issued to Sunflower a warrant to purchase 200,000 shares of the Company's common stock at $1.26 per share.

         The Note mandatorily converted into the Company's units consisting of one share of common stock and one redeemable common stock purchase warrant exercisable at $1.50 per share during the period commencing on the date of issuance and expiring five (5) years thereafter. As discussed below, the Note converted into such units at the rate of $1.15 per unit on February 1, 2006.

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

         As part of the Private Placement, the Company entered into a registration rights agreement with each subscriber who purchased Units in the
Private Placement. Under the Registration Rights Agreement, the Company, as

promptly as reasonably practicable after closing of the Private Placement but in no event later than 30 days following the closing, the Company was obligated to file a registration statement on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Units, Warrants and Placement Agent
Warrant. The Company met the required filing of the Registration Statement within the required time frame. The Registration Statement was declared effective on May 12, 2006.

         Sunflower Capital, LLC, a limited liability company managed by William
P. Moore, a director of the Company, purchased an aggregate of 1,764,872 Units in the offering, which consisted of a new investment of $1,525,000 to purchase
1,326,087 Units and the conversion of the Note plus accrued interest in the amount of $4,602 to purchase 438,785 Units.

         During the quarter ended March 31, 2006, the Company drew down $390,000 on a line of credit of $500,000 from Liberty Bank which is secured by a certificate of deposit of a like amount.

         During the quarter ended March 31, 2006, the Company received an aggregate of $63,950 upon the exercise of an aggregate of 96,300 previously issued warrants and stock options.

         The cash proceeds of the above sales of securities of the Company were used for general corporate purposes in developing the Company's planned services.

Contractual Obligations and Commercial Commitments

         Contractual obligations as of March 31, 2006 are as follows:

                                                              Payments Due by Period
------------------------------ ----------------------------------------------------------------------------
Contractual                                        Less than
Obligations                         Total            1 year         1-3 years    4-5 years   After 5 years
------------------------------ --------------- ------------------- ------------ ----------- ---------------
Line of credit and note
  payable                        $ 390,000         $ 390,000       $       -     $     -       $     -
------------------------------ --------------- ------------------- ------------ ----------- ---------------
Operating leases                 $ 114,000         $  18,500       $  95,500           -             -
------------------------------ --------------- ------------------- ------------ ----------- ---------------
Total contractual cash
  obligations                    $ 504,000         $ 408,500       $  95,500     $     -       $     -
------------------------------ --------------- ------------------- ------------ ----------- ---------------

Recent Accounting Pronouncements

         On December 16, 2004, the Financial Accounting Standards Board (FASB)
issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.
Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to
Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company will be required to adopt Statement 123(R)
during the first quarter of its year ending September 30, 2007. The Company has not determined what financial statement impact Statement 123(R) will have on the
Company.

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements.

Item 3:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial
Officer, has evaluated the effectiveness of SiriCOMM's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the
Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Management has concluded that its disclosure controls and procedures were still not effective as of March 31, 2006 as follows:

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
As of March 31, 2006, the Company still lacked the personnel and technical expertise necessary to insure that a material weakness did not exist at that time.

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

         o        Preparing appropriate written documentation of our financial control procedures. The Company did not begin this process during the quarter ended December 31, 2005. The Company
                  intends to complete written documentation of its financial control procedures during the fiscal year ended September 30,
                  2006;

         o        In November, 2005 we hired an outside accounting consultant who has acted as our interim controller. The Company has been actively recruiting a full time controller to be added to our finance department;

         o        Scheduling training for accounting staff to heighten awareness of generally accepted accounting principles applicable to
                  complex transactions. The Company began training its
                  accounting staff during the quarter ended March 31, 2006. The
                  Company intends to complete the training in the fiscal year ended September 30, 2006;

         o        Strengthening our internal review procedures in conjunction with our ongoing work to enhance our internal controls so as to enable us to identify and adjust items proactively. The
                  Company did not begin this process during the quarter ended
                  March 31, 2006. The Company intends to complete the
                  strengthening of its internal review procedure during the
                  fiscal year ended September 30, 2006;

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

         o        Upon the advice of our outside accounting consultant, we made certain procedural changes with respect to the Company's
                  billing process. This began during the quarter ended December
                  31, 2005 and has continued through the quarter ended March 31,
                  2006; and

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
Pursuant to the consulting agreement, the Company issued an additional 25,000 shares to the consultant during the quarter ended March 31, 2006. Additionally, the consultant received 50,000 four (4) year warrants with the following exercise prices:

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

The Note mandatorily converted into the Company's units consisting of one share of common stock and one redeemable common stock purchase warrant exercisable at
$1.50 per share during the period commencing on the date of issuance and expiring five (5) years thereafter. As discussed below, the Note converted into such units at the rate of $1.15 per unit on February 1, 2006.

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
Under the Registration Rights Agreement, the Company, as promptly as reasonably practicable after closing of the Private Placement but in no event later than 30 days following the closing, the Company was obligated to file a registration statement on Form SB-2, relating to the resale by the holders of the Common
Stock underlying the Units, Warrants and Placement Agent Warrant. The Company
filed the Registration Statement on a timely basis and it was declared effective by the SEC on May 12, 2006.

Sunflower Capital, LLC, a limited liability company managed by William P. Moore, a director of the Company, purchased an aggregate of 1,764,872 Units in the offering, which consisted of a new investment of $1,525,000.05 to purchase
1,326,087 Units and the conversion of the Note plus accrued interest in the amount of $4,602 to purchase 438,785 Units.

On February 22, 2006, the Company issued 1,500 shares to Daron Good pursuant to the exercise of a stock option for a like number of shares. The exercise price of these options is $1.30. The shares underlying the option were registered on
Form S-8 on April 14, 2003 (SEC File No. 333-204508).

During the quarter ended March 31, 2006, the Company issued an aggregate of
65,000 shares to Mr. Clark Burns upon the exercise of a warrant. The exercise price of the warrant was $.50 per share.

During the quarter ended March 31, 2006, the Company issued 19,800 shares to
Staunton McLane LLC pursuant to the exercise of a stock option for a like number of shares. The exercise price of these options was $1.00. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No.
333-104508).

On February 28, 2006, the Company issued 10,000 shares to Jackie Seneker, an employee at the time, pursuant to the exercise of a stock option for a like number of shares. The exercise price of these options was $1.00. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File
No. 333-104508).

On April 20, 2006, the Company issued 28,163 shares to Jackie Seneker pursuant to the exercise of a stock option. The exercise price of these options was $1.00 and Ms. Seneker exercised this option on a cashless basis by delivering to the
Company 29, 337 options exercisable at $1.00 per share. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No.
333-104508).

Except as otherwise stated, each of the aforementioned securities have been and will be issued under the exemption from registration provided in Section 4(2) of the Act.

The cash proceeds of the above sales of securities of the Company were used for general corporate purposes in developing the Company's planned services.

         (d) Not Applicable

Item 3.: Defaults upon Senior Securities

         None

Item 4.: Submission of Matters to a Vote of Security Holders

         None

Item 5.: Other Information

On December 20, 2005, the Company entered into a Service Agreement with Petro
Stopping Centers, LP. Pursuant to the agreement, the Company will provide its
Wi-Fi Hot Spot platform for wireless Internet access at Petro's 64 nationwide full service travel plazas.

On March 2, 2006, the Company announced that it began offering FleetNav Express at all of its Wi-Fi Hot Spot locations. FleetNav Express is an online, subscription-based navigational aid that allows owner-operator drivers and small fleets to get an unlimited number of truck designated routes and full color interactive maps.

On March 10, 2006, the Company entered into a three (3) year lease with The
Spicer LLLP for approximately 5,490 square feet of office space at 4710 East
32nd Street, Joplin, Missour 64804. The first year's monthly rent is $3,000 per month, thereafter monthly rent increases to $3,500 per month. tThe Company also received two months of free rent in the first year. The Company's principal executive offices are located on this property.

On March 15, 2006, the Company entered into an Amendment Agreement with Idling
Solutions, L.L.C., a Texas limited liability company. This amended agreement amends the Network Access Services Agreement dated February 7, 2005. The amendment lowers the initial monthly fee per truck, sets forth minimum purchase requirements, further defines certain deployment dates and sets the purchase price and payment terms that the Company will sell its Pulse Box product to
Idling Solutions.

On March 15, 2006, the Company entered into an Amendment Agreement with Sat-Net
Communications, L.L.C. ("Sat-Net"), a Texas limited liability company. The amended agreement amends the Network Installation Agreement dated February 7,
2005 which provided for, among other things,that Sat-Net was to provide and install its VSAT/802.11 terminals at the Company's designated locations.
Pursuant to the amendment, Sat-Net agreed to reimburse the Company $50,000 for servers and access points previously delivered to the Company that no longer function to the Company's specificity or are out of warranty. The Company agreed to defer the reimbursement and will ultimately forgive such reimbursement should
Sat-Net cause Idling Solutions to purchase at least 20,000 Pulse Box units from the Company within the eighteen (18) months from the successful operational date of the Company's 900 mhz network.

In addition, Sat-Net agreed to assign 200,000 shares of the Company's common stock that was originally issued by the Company to Sat-Net pursuant to the
Network Installation Agreement.

On March 15, 2006, the Company entered into an Agreement with DirecTruck,
L.L.C., a Texas limited liability company, whereby the Company agreed to acquire from DirecTruck certain proprietary rights, intellectual property, test results and other rights, title and interest related to the product known as the Pulse
Box. These additional enhancements to the Pulse Box were specifically developed by DirecTruck outside of the Company's original intended use of the device and these enhancements are essential to the intended use of Idling Solutions. This allows the Company to own all proprietary information and intellectual property related to the use of the Pulse Box product.

Sat-Net, Idling Solutions and DirecTruck are affiliated entities.

On April 19, 2006, the Company entered into a network access services agreement with ACS Government Solutions, Incorporated ("ACS"), an affiliate of Affiliated
Computer Services, Incorporated, to provide data access at each of the 260
PrePass weigh station sites in 25 states. Under the terms of the three year agreement, ACS will purchase network access services from the Company for the benefit of its HELP, Inc. contract for automated vehicle identification and weigh station bypass.

On May 8, 2006, the Company entered into a three (3) year lease agreement, effective May 10, 2006, with 4301 Main LLC to lease 2,743 square feet of office space at 3535 Broadway, Suite 402, Kansas City, Missouri 64106. The monthly rent for this location is $1,900 per month. Software development and administration of the Company's network operations center are conducted from this location.

Item 6.: Exhibits

                  The following exhibits are filed as part of this report:

                  10.1     Lease Agreement dated March 10, 2006 between the
                           Company and The Spicer LLLP

                  10.2     Lease Agreement dated May 8, 2006 between the Company
                           and 4301 Main LLC

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

Dated: May 22, 2006                     SIRICOMM, INC.

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
                                           Henry P. Hoffman, President and
                                           Chief Executive Officer

                                        By:  /s/ J. Richard Iler
                                           -------------------------------------
                                           J. Richard Iler, Executive Vice
                                           President and Chief Financial Officer

