Form 10QSB
period 2006-06-30
SIRICOMM INC
filed 2006-08-10
CIK 851199

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

For the Quarter Period Ended
June 30, 2006                                        Commission File No. 0-18399

                                 SIRICOMM, INC.
                -------------------------------------------------
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

                                 Yes [X] No [ ]


The number of shares outstanding of the Company's Common Stock, $.001 par value, as of August 8, 2006 was 25,034,676.
================================================================================

                         PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements


Condensed Consolidated Balance Sheets as of
June 30, 2006 and September 30, 2005                                        3

Condensed Consolidated Statements of Operations for the three months
and nine months ended June 30, 2006 and June 30, 2005                       4

Condensed Consolidated Statements of Changes in Stockholders' Equity
for the nine months ended June 30, 2006 and June 30, 2005                   5

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and June 30, 2005

Notes to the Condensed Consolidated Financial Statements                    7

                                               SIRICOMM, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,        September 30,
                                                                                      2006              2005
                                                                                  ------------      ------------
                                                                                   (Unaudited)
                                                     ASSETS
Current Assets
Cash                                                                              $  2,148,932      $    931,787
Certificate of deposit, pledged                                                        500,000                --
Accounts receivable                                                                     50,962            11,370
Prepaid expenses and other                                                              16,918             5,923
                                                                                  ------------      ------------

Total current assets                                                                 2,716,812           949,080
                                                                                  ------------      ------------


Property and Equipment, at cost
Equipment                                                                            3,645,789         2,547,001
Network equipment in progress of installation                                          150,000           258,326
                                                                                  ------------      ------------

                                                                                     3,795,789         2,805,327
Less accumulated depreciation                                                          864,007           412,956
                                                                                  ------------      ------------

                                                                                     2,931,782         2,392,371

Software, net of amortization                                                          732,646           145,042
                                                                                  ------------      ------------

Intangible assets, net of amortization                                               1,921,910         2,215,593
                                                                                  ------------      ------------

Total assets                                                                      $  8,303,150      $  5,702,086
                                                                                  ============      ============


                                       Liabilities and Stockholders' Equity

Current Liabilities
Note payable to bank                                                              $    490,000      $    407,346
Accounts payable                                                                       892,234           190,221
Accrued salaries                                                                         3,846           146,324
Other accrued expenses                                                                  85,612           112,083
Deferred revenue                                                                       111,242            46,561
                                                                                  ------------      ------------

Total current liabilities                                                            1,582,934           902,535
                                                                                  ------------      ------------


Total liabilities                                                                    1,582,934           902,535
                                                                                  ------------      ------------


Preferred stock - Series A par value $.001; 500,000 shares authorized; 213,417 shares issued and outstanding; dividend rate of $0.025 per share per quarter commencing March 2004; liquidation preference of $1 per outstanding share
  cash payment                                                                         288,114           272,107

Stockholders' Equity
Common stock - par value $.001; 50,000,000 shares authorized; issued and
  outstanding 2006 - 25,034,676 shares, 2005- 20,092,950 shares                         25,035            20,089
Additional paid-in capital                                                          20,756,817        15,063,814
Treasury stock                                                                         (90,000)                -
Deferred compensation                                                                 (261,600)         (631,176)
Retained deficit                                                                   (13,998,150)       (9,925,283)
                                                                                  ------------      ------------

Total stockholders' equity                                                           6,432,102         4,527,444
                                                                                  ------------      ------------


Total liabilities and stockholders' equity                                        $  8,303,150      $  5,702,086
                                                                                  ============      ============

See Notes to Condensed Consolidated Financial Statements

                                       3

                                                 SIRICOMM, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 June 30, 2006                         June 30, 2005
                                                        --------------------------------      -------------------------------
                                                        3 Months Ended    9 Months Ended      3 Months Ended   9 Months Ended
                                                        --------------    --------------      --------------   --------------
                                                          (Unaudited)      (Unaudited)          (Unaudited)      (Unaudited)
     Revenues                                          $    294,913     $    650,609         $     55,686      $     89,134

     Operating Expenses:
     General and administrative                           1,031,437        1,722,318              591,337           927,654
     Salaries                                               456,755        1,126,727              278,295           847,445
     Satellite access fees                                  466,132        1,010,493              195,615           486,244
     Research and development                                 3,348           12,218               12,740            37,520
     Depreciation and amortization                          182,560          455,446              114,681           236,747
                                                       ------------     ------------         ------------      ------------

     Total operating expenses                             2,140,232        4,327,202            1,192,668         2,535,610
                                                       ------------     ------------         ------------      ------------

     Operating loss                                      (1,845,319)      (3,676,593)          (1,136,982)       (2,446,476)
                                                       ------------     ------------         ------------      ------------

     Other Income (Expense)
     Interest income                                         25,432           52,543                5,801            11,397
     Interest expense                                        (6,541)        (448,817)              (8,831)          (18,097)
                                                       ------------     ------------         ------------      ------------

                                                             18,891         (396,274)              (3,030)           (6,700)
                                                       ------------     ------------         ------------      ------------

     Net loss                                          $ (1,826,428)    $ (4,072,867)        $ (1,140,012)     $ (2,453,176)
                                                       ============     ============         ============      ============

     Add: Dividends declared on preferred stock              (5,336)         (16,008)              (5,335)          (16,005)
                                                       ------------     ------------         ------------      ------------

     Loss available to common shareholders             $ (1,831,764)    $ (4,088,875)        $ (1,145,347)     $ (2,469,181)
                                                       ============     ============         ============      ============

     Net loss per share, basic and diluted             $      (0.07)    $      (0.18)        $      (0.06)     $      (0.14)
                                                       ============     ============         ============      ============

     Weighted average shares,
     basic and diluted                                   25,004,391       22,672,396           19,661,956        17,841,314
                                                       ============     ============         ============      ============


                            See Notes to Condensed Consolidated Financial Statements

                                                       4

                                                         SIRICOMM, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (Unaudited)



                                                 Common Stock        Additional
                                             --------------------     Paid-in      Deferred   Accumulated    Treasury
                                               Shares      Amount     Capital    Compensation   Deficit        Stock       Total
                                             ----------   -------   -----------   ----------  ------------   ---------  -----------
Balance, September 30, 2004                  16,255,650   $16,252   $ 8,379,044   $ (722,016) $ (6,685,015)  $       -  $   988,265

Stock warrants issued for services                    -         -       600,000     (210,000)            -           -      390,000
Stock warrants exercised                         95,000        95       179,905            -             -           -      180,000
Stock options exercised                          26,800        27        26,773            -             -           -       26,800
Stock options issued for services                     -         -        91,800            -             -           -       91,800
Stock issued for services                     2,043,000     2,043     3,269,937            -             -           -    3,271,980
Proceeds from stock issuance                                                                                                      -
  - completed January 3, 2005; net of                                                                                            -
  consideration of $87,420                      319,000       319       550,261            -             -           -      550,580
  - Completed 3rd quarter                     1,334,500     1,334     1,896,457                                           1,897,791
Vesting of deferred compensation                                                     300,840                                300,840
Proceeds from issuance of warrants                                       56,666                                              56,666
Accrued dividends                                     -         -       (16,006)           -             -           -      (16,006)
Net loss for the period                               -         -             -            -    (2,453,176)          -   (2,453,176)
                                             ----------   -------   -----------   ----------  ------------   ---------  -----------
Balance, June 30, 2005                       20,073,950   $20,070   $15,034,837   $ (631,176)  $(9,138,191)       $ -   $ 5,285,540
                                             ==========   =======   ===========   ==========  ============   =========  ===========

Balance, September 30, 2005                  20,092,950   $20,089   $15,063,814   $ (631,176) $ (9,925,283)  $       -  $ 4,527,444

Treasury stock purchased, 90,000 shares               -         -             -            -             -     (90,000)     (90,000)
Imputed discount on convertible debt issued           -         -        76,271            -             -           -       76,271
Stock and warrants issued for services           95,000        95       167,536            -             -           -      167,631
Exercise of options & warrants                  154,463       155       106,959            -             -           -      107,114
Proceeds from stock issue on Feb 8, 2006
  net of issue costs of $403,285              4,253,478     4,257     4,483,958            -             -           -    4,488,215
Conversion of debt to equity                    438,785       439       504,164            -             -           -      504,603
Fair value of beneficial conversion option
  and warrants associated with convertible
  debt                                                -         -       344,620            -             -           -      344,620
Recognition of warrants earned for software
  received                                            -         -             -       92,000             -           -       92,000
Vesting of deferred compensation                      -         -             -      159,576             -           -      159,576
Vesting of warrants earned based on network
site installations                                    -         -        25,500      118,000             -           -      143,500
Accrued dividends                                     -         -       (16,005)           -             -           -      (16,005)
Net loss for the period                               -         -             -            -    (4,072,867)          -   (4,072,867)
                                             ----------   -------   -----------   ----------  ------------   ---------  -----------
Balance, June 30, 2006                       25,034,676   $25,035   $20,756,817   $ (261,600) $(13,998,150)  $ (90,000) $ 6,432,102
                                             ==========   =======   ===========   ==========  ============   =========  ===========



                                        See Notes to Condensed Consolidated Financial Statements

                                                               5

                                                 SIRICOMM, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended June 30,
                                                                                     --------------------------------
                                                                                           2006              2005
                                                                                     -------------      -------------
                                                                                        (Unaudited)       (Unaudited)
Operating Activities
  Net loss                                                                           $  (4,072,867)     $  (2,453,176)
  Items not requiring cash
    Depreciation and amortization                                                          455,446            236,747
    Write-off imputed discount upon debt conversion                                         76,271                  -
    Fair value of beneficial conversion option and warrants
      associated with convertible debt                                                     344,620                  -
    Stock-based compensation for services                                                  167,631             57,915
    Recognition of deferred compensation                                                   159,576            300,840
    Other non-cash charges                                                                 394,134            261,198
  Changes in
    Current assets                                                                         (50,585)            (7,325)
    Accounts payable                                                                       702,013            104,654
    Accrued expenses                                                                      (164,346)            58,099
    Deferred revenues                                                                       64,681             27,360
                                                                                     -------------      -------------

        Net cash flows used in operating activities                                     (1,923,426)        (1,413,688)
                                                                                     -------------      -------------

Investing Activities
  Purchase of held to maturity investments                                                       -           (494,935)
  Certificate of deposit purchased                                                        (500,000)                 -
  Purchase of furniture and equipment                                                   (1,447,412)          (787,333)
                                                                                     -------------      -------------

        Net cash flows used in investing activities                                     (1,947,412)        (1,282,268)
                                                                                     -------------      -------------

Financing Activities
  Borrowings under line of credit, net                                                      82,654            307,264
  Payment of notes payable                                                                       -            (25,000)
  Proceeds from related party note                                                         500,000                  -
  Purchase of treasury stock                                                               (90,000)                 -
  Proceeds from exercise of stock options and warrants                                     107,114             36,800
  Proceeds from issuance of warrants                                                             -             56,666
  Proceeds from sale of common stock                                                     4,488,215          2,618,372
                                                                                     -------------      -------------

        Net cash flows provided by financing activities                                  5,087,983          2,994,102
                                                                                     -------------      -------------

Increase in Cash                                                                         1,217,145            298,146
Cash, beginning of period                                                                  931,787          1,019,616
                                                                                     -------------      -------------

Cash, end of period                                                                  $   2,148,932      $   1,317,762
                                                                                     =============      =============

Supplemental Cash Flows Information

  Cash paid for interest                                                             $      25,782      $      19,785
  Stock and warrants issued in exchange for services and equipment                   $           -      $   3,871,980
  Stock options issued in exchange for prepaid consulting services                   $           -      $      91,800
  Accrued dividends for Series A preferred stock                                     $      16,007      $      16,006
  Imputed discount for warrants issued with convertible debt                         $      76,271      $           -
  Conversion of debt to equity                                                       $     504,603      $           -
  Recognition of warrants earned for software received                               $      92,000      $           -
  Recognition of warrants earned for network site installations                      $     143,500      $           -



                                 See Notes to Condensed Consolidated Financial Statements

                                                          6

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

                                                        Nine Months Ended
                                                            June 30,
                                                     2006              2005
                                               ---------------- ----------------
Net loss, as reported                           $  (4,072,867)   $  (2,453,176)
Less: stock-based employee compensation
  under the fair value based method                    (5,661)        (111,987)
                                               ---------------- ----------------
Pro forma net loss under fair value method      $  (4,078,528)   $  (2,565,163)

Net loss per common share-basic and diluted:
   As reported under fair value method          $       (0.18)   $       (0.14)
    Pro forma under fair value method           $       (0.18)   $       (0.14)


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

     Reclassification

     Certain reclassifications have been made to the June 30, 2006 financial statements to conform to the June 30, 2005 financial statement presentation. These reclassifications had no effect on the Company's net losses.

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

     Under the terms of the Agency Agreement, the Placement Agent received a commission equal to 5% of the offering price of the Units sold in the Private Placement, a financial advisory fee equal to 2% of the offering price of the Units sold in the Private Placement and a Placement Agent warrant to purchase Common Stock equal to 5% of the Shares of Common Stock underlying the Units sold in the Private Placement at an exercise price of $1.15 per share.

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

     On December 15, 2005, the Company issued 25,000 shares of its common stock to IRG pursuant to a consulting agreement dated November 30, 2005. Pursuant to the consulting agreement the Company issued an additional 25,000 shares to the consultant during the quarter ended June 30, 2006. Additionally, the consultant received 50,000 four (4) year warrants with the following exercise prices:

                  16,666 at $1.25
                  16,667 at $1.35
                  16,667 at $1.45

     During the quarter ended March 31, 2006, the Company received consideration equal to $63,950 upon the exercise of an aggregate of 96,300 previously issued warrants and stock options.

     On April 20, 2006, Jackie Seneker, an employee of the Company at that time, exercised 57,500 options and the Company issued 28,163 shares as Ms. Seneker exercised this option on a cashless basis by delivering 29,337 options exercisable at $1.00 per share.

     On April 26, 2006 and May 30, 2006, respectively, the Company issued 10,000 and 30,000 shares of its common stock to Interactive Resources Group ("IRG") pursuant to a consulting agreement between the Company and IRG.

4.   Commitments and Contingencies:

     Litigation:

     The Company entered into a settlement agreement as of June 1, 2006 with Greg Sanders related to a lawsuit filed on December 17, 2004 with certain officers and directors of the Company who were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dillman, Mendez and Iler are officers and directors of the Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The Company was subsequently admitted as a defendant. The action alleged fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The complaint sought damages in excess of $9,679,903 The Company paid legal and settlement expenses of approximately $300,000 relating to the defense of this matter and released the Company from any future claims between the parties.

5.   Subsequent Events:

     On July 5, 2006, SiriCOMM, Inc. entered into a letter agreement with William W. Graham under which Mr. Graham will serve as our President and Chief Executive Officer for an initial term of three to six months. The agreement calls for monthly compensation of $14,583.33, a health insurance reimbursement benefit of $850.00 per month and a grant of 50,000 options to purchase shares of our common stock, as of the date of this report these options have not yet been issued to Mr. Graham.

     On July 27, 2006, the Company accepted the resignation of J. Richard Iler as Chief Financial Officer, Corporate Secretary and Director of the Company to be effective August 9, 2006.

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

         Presently, SiriCOMM's network is the most widely available wireless Internet access network built for the highway transportation market. To date we have installed over 500 Wi-Fi "hot spots" at major truck stops and weigh stations and have agreements with leading truck stop chains and weigh station operators such as Pilot Travel Centers ("Pilot"), Love's Travel Stops ("Loves"), Petro TruckStops, Freight and More, Inc./DIS - Direct Internet Services and others to install access points at approximately 300 additional sites .

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

         We market our products and services principally through assorted value added reseller agreements and a direct sales force. As the trucking industry is highly fragmented and comprises many small to medium-sized fleets, we use numerous resellers to maximize our sales reach. Our direct sales force is focused on the large fleets as well as coordinating the efforts of our value added resellers. Currently we are continuing to concentrate our sales efforts on InTouch(TM) while installing additional hot spots across the country. Sales of Pulse and Beacon will commence after nationwide network density reaches 400-500 sites.

         Our senior management team has significant experience in both the transportation and communications industries.

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

Results of Operations

For the Three Months Ended June 30, 2006 and 2005

Revenues

         SiriCOMM generated revenues of $294,913 for the three months ending June 30, 2006 while generating revenues of $55,686 during the same period in fiscal 2005. Revenues were solely derived from the Company's sales of its InTouch Internet service. The Company initiated a limited marketing and advertising program of its InTouch Internet service. Though the Company has increased its revenue generation, there is no assurance that the Company will generate significant revenues from the offering of this service in the future.

Operating Expenses

         Our operating expenses consist of product research and development costs, general and administrative, selling depreciation and amortization, as well as amortization of long-term prepaid assets.

         During the three months ended June 30, 2006, net operating losses totaled $1,845,319 as compared to net operating losses of $1,136,982 for the three months ended June 30, 2005.

         The Company has increased its number of employees in accounting, software development and customer service from 9 in the same period ending June 30, 2005 to 27 for the quarter ending June 30, 2006. Network installations and network administration costs have contributed to the increase in net operating losses. These expenses are necessary to increase the Company's infrastructure, support the Company's InTouch Internet service and improve the Company's operations. Certain expenses related to litigation involving officers and the Company contributed to the rise in the net operating loss.

Satellite Access Fees

         The Company incurs bandwidth costs associated with providing its InTouch Internet service and its other products. The Company has a contract with a satellite provider that provides for a fixed monthly cost per site which increases as the Company adds additional sites. Satellite access fees for the three months ending June 30, 2006 were $466,132 as compared to $195,615 for the three months ending June 30, 2005. This increase is the direct result of the Company adding additional sites and increasing the amount of bandwidth. As a result of signing an agreement with Sat-Net in February 2005, the Company is now amortizing prepaid satellite expenses that were derived from that agreement. The Company expensed $128,345 and $126,009 representing amortization for the three months ending June 30, 2006 and 2005, respectively.

General and Administrative Expenses

         Our general and administrative expenses consist of corporate overhead costs, administrative support, professional fees and amortization of prepaid consulting fees.

         For the three months ending June 30, 2006, SiriCOMM's general and administrative expenses totaled $1,031,437, or 48.2% of total operating expenses, while for the three months ended June 30, 2005 general and administrative expenses totaled $591,337 or 49.6% of total operating expenses.

         General and administrative expense increased as a result of the Company engaging an investor relations consultant, litigation expense related to the settlement with Greg Sanders and network maintenance costs which contributed principally to the net operating loss.

Salaries

         For the three months ending June 30, 2006, SiriCOMM incurred salaries of $456,755, representing 21.3% of the operating expenses, as compared to $278,295 or 23.3% of total operating expenses for the three months ended June 30, 2005. The Company has increased its personnel in accounting customer support to operate its InTouch Internet service.

Depreciation and Amortization

         Depreciation and amortization expense was $182,560 for the three month period ending June 30, 2006 as compared to $114,681 for the same period ending June 30, 2005 attributable to the addition of a number of hotspots.

Interest Income/Expense

         For the three months ending June 30, 2006, net interest income was $18,891 as compared to net interest expense of $3,030 during the three months ended June 30, 2005.

For the Nine Months Ended June 30, 2006 and 2005

Revenues

         SiriCOMM generated revenues of $650,609 for the nine months ending June 30, 2006 while generating revenues of only $89,134 during the same period in 2005. Revenues were solely derived from the Company's offering of its InTouch Internet service. Limited advertising has only been recently conducted to date and no assurances can be offered that the Company will generate any meaningful revenues from the offering of the In Touch service in the future.

Operating Expenses

         Our operating expenses consist of product research and development costs, general and administrative, selling, depreciation and amortization, as well as amortization of long-term prepaid assets.

         During the nine months ended June 30, 2006, net operating losses totaled $3,676,593 as compared to net operating losses of $2,446,476, for the nine months ended June 30, 2005.

         The Company has increased its number of employees in accounting, software development and customer service and network administration which have contributed to the increase in net operating losses. These expenses are necessary to increase the Company's infrastructure, support the InTouch service and improve the Company's operations.

Satellite Access Fees

         With the opening of the network for introduction of its InTouch service, the Company has incurred bandwidth costs associated with providing this service and its other products. The contract with its satellite provider provides for a fixed monthly cost per site which will increase as the Company adds additional sites. Satellite access fees for the nine months ending June 30, 2006 were $1,010,493 as compared to $486,244 for the nine months ending June 30, 2005. With the signing of an agreement with Sat-Net in February 2005, the Company is now amortizing prepaid satellite access that was the benefit derived from this agreement. The Company expensed $380,363 and $252,018 as the non-cash amortization for the nine months ending June 30, 2006 and 2005, respectively.

General and Administrative Expenses

         Our general and administrative expenses consist of corporate overhead costs, administrative support, professional fees and amortization of prepaid consulting fees.

         For the nine months ending June 30, 2006, SiriCOMM's general and administrative expenses totaled $1,722,318, or 39.8% of total operating expenses, while for the nine months ended June 30, 2005 general and administrative expenses totaled $927,654 or 36.5% of total operating expenses.

         General and administrative expenses increased as a result of the Company's engaging an investor relations, loan issuance costs, litigation expense and network maintenance costs which contributed principally to the net operating loss.

Salaries

         For the nine months ending June 30, 2006, the Company incurred salaries of $1,126,727 representing 26.0% of operating expenses, as compared to $847,445, or 33.4 %, of total operating expenses for the nine months ended June 30, 2005. The Company has increased its personnel in accounting and customer support to operate its InTouch ISP service.

Depreciation and Amortization

         Depreciation expense was $455,446 for the nine month period ending June 30, 2006 as compared to $236,747 for the same period ending June 30, 2005. The increase is due in large part to the increased number of network sites.

Interest Income/Expense

         For the nine months ending June 30, 2006, net interest expense was $396,274 as compared to $6,700 during the nine months ended June 30, 2005. The increase in interest expense is arising from the loan costs incurred from the Sunflower Capital bridge loan as noted previously.

Liquidity and Capital Resources

         We continue to finance our operations entirely from invested funds and limited borrowing for capital expenditures. No assurances can be given that revenues will increase sufficiently to cover operating expenses or that the Company can continue to attract capital under terms favorable to it shareholders.

         As of June 30, 2006, our current assets including cash, a certificate of deposit, accounts receivables and other current assets amounted to approximately $2,716,812. Current liabilities amounted to approximately $1,582,934 and include notes payable to Liberty Bank, accounts payable, accrued salaries, and other accrued expenses.

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

         As part of the Private Placement, the Company entered into a registration rights agreement with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company, as promptly as reasonably practicable after closing of the Private Placement but in no event later than 30 days following the closing, the Company was obligated to file a registration statement on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Units, Warrants and Placement Agent Warrant. The Company met the required filing of the Registration Statement within the required time frame, and it became effective within the period of 120 days after closing, thus relieving the Company of a potential penalty payment to the investors of 1% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements.

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

         During the quarter ended June 30, 2006, the Company drew down $100,000 on a line of credit from Liberty Bank which is secured by a certificate of deposit in the amount of $500,000.

         On April 24, 2006 the Company issued 28,163 shares to a former employee pursuant to the exercise of options previously granted under the 2002 employee equity incentive plan. The former employee exercised 57,500 shares as a cashless exercise thereby forfeiting 29,337 shares.

         On April 26, 2006 the Company issued 10,000 shares to Integrated Resources Group pursuant to a contract dated March 15, 2006 to perform certain financial advisory and consulting services.

         On May 30, 2006, the Company issued 30,000 shares to Integrated Resources Group pursuant to a contract for dated March 15, 2006 to perform certain financial advisory and consulting services.

Contractual Obligations and Commercial Commitments

         Contractual obligations as of June 30, 2006 are as follows:

                                                              Payments Due by Period
------------------------------ --------------------------------------------------------------------------------------
Contractual                                        Less than
Obligations                        Total             1 year          1-3 years      4-5 years       After 5 years
------------------------------ --------------- ------------------- -------------- -------------- --------------------
Line of credit and note
payable                          $ 490,000         $ 490,000       $        -        $     -           $     -
------------------------------ --------------- ------------------- -------------- -------------- --------------------
Operating leases                 $ 178,600         $  41,300       $  137,300        $     -           $     -
------------------------------ --------------- ------------------- -------------- -------------- --------------------
Total contractual cash
obligations                      $ 668,600         $ 531,300       $  137,000        $     -           $     -
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

Item 3:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of SiriCOMM's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Management has concluded that its disclosure controls and procedures were still not effective as of June 30, 2006 as follows:

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

         As a result of the foregoing, management restated its September 30, 2004 annual consolidated financial statement as well as its interim consolidated financial statements for the quarters ended December 31, 2004, June 30, 2005 and June 30, 2005. The reclassification of the Series A Preferred Stock did not effect the Company's results of operations for any of the above listed periods.

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

         A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of September 30, 2004, SiriCOMM did not maintain effective control over financial reporting to ensure the Series A preferred stock was accurately presented or that the accounting treatment related to the redeemable shares was appropriately reviewed to ensure compliance with accounting principles generally accepted in the United States of America. The transaction related to these redeemable shares was non-routine in nature. Specifically, the Company did not have adequate controls over the classification of the Series A preferred shares subject to redemption requests nor the proper evaluation of the relevant accounting literature related to such shares. This material weakness resulted in a restatement of SiriCOMM's financial statements. As of June 30, 2006, the Company still lacked the personnel and technical expertise necessary to insure that a material weakness did not exist at that time.

         A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. We have better defined the roles of certain of our personnel relating to internal controls over financial reporting and are disclosing the following significant deficiencies:

         o Certain accounting staff have significant abilities to perform functions in the purchasing cycle, including updating vendor files, recording transactions, and accessing signed checks.

         o The Chief Executive Officer has the ability to perform EDI transactions and approving and signing checks with little or no oversight from other members of management.

         o The Chief Financial Officer can perform most functions associated with the purchasing cycle, including signing check which is predominantly done in the absence of the Chief Executive Officer.

         o Certain accounting staff can perform most functions within the payroll cycle, including file maintenance, recording of transactions and adjusting payroll data.

         o Certain accounting staff can perform most functions in the revenue and accounts receivable cycle including, billing customers, recording revenue transactions, submitting credit card remittances and reconciling the bank statements.

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

         o Scheduling training for accounting staff to heighten awareness of generally accepted accounting principles applicable to complex transactions. The Company began training its accounting staff during the quarter ended June 30, 2006. The Company intends to complete the training in the fiscal year ended September 30, 2006;

         o Strengthening our internal review procedures in conjunction with our ongoing work to enhance our internal controls so as to enable us to identify and adjust items proactively. The Company did not begin this process during the quarter ended

                  June 30, 2006. The Company intends to complete the strengthening of its internal review procedure during the fiscal year ended September 30, 2006;

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

         o Upon the advice of our outside accounting consultant, we made certain procedural changes with respect to the Company's billing process. This began during the quarter ended December 31, 2005 and has continued through the quarter ended June 30, 2006; and

         o Adequate procedures to properly accrue for goods and services are continuing to be added through training and oversight.

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

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

         On December 17, 2004, Henry Hoffman, Kory Dillman, David Mendez, Tom Noland, Richard Iler and Terry Thompson were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. Messrs. Hoffman, Dillman, Mendez and Iler are officers and directors of the Company, Mr. Thompson is a director of the Company and Mr. Noland is a former officer and director of the Company. The action was brought in the Circuit Court of Jackson County, Missouri at Kansas City (04CV236387). The action alleged fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The Company originally was not a party to this action, but was subsequently added as a defendant. The complaint sought damages in excess of $9,679,903. The Company incurred legal and settlement costs of approximately $300,000 to settle all claims and relieve the Company of any future actions between the parties.

Item 2:  Changes in Securities and Use of Proceeds

         (a) None

         (b) None

         (c) On April 26, 2006 and May 30, 2006, respectively, the Company issued 10,000 and 30,000 shares of its common stock to IRG pursuant to a consulting agreement between the Company and IRG.

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

On May 23, 2006, the Company granted 40,000 Incentive Stock Options to Ms. Deborah Cameron, 20,000 are exercisable at $1.50 per share and 20,000 are exercisable at $2.50 per share. The options vest over three years with the first 1/3 vesting on February 10, 2007 and thereafter 1/3 on February 10, 2008 and 1/3 on February 10, 2009. The options were issued pursuant to the Company's 2002 Equity Incentive Plan.

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

         (d) Not Applicable

Item 3.: Defaults upon Senior Securities

         None

Item 4.: Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on May 10, 2006, the following six directors were elected by a majority of the outstanding shares of common stock of the Company. Each director was elected to one-year terms.

         Henry P. (Hank) Hoffman
         David N. Mendez
         Kory S. Dillman
         J. Richard Iler
         Terry W. Thompson
         William P. Moore

At the same meeting the shareholders ratified the appointment of BKD, LLP to serve as the Company's independent auditors for the fiscal year ended September 30, 2006.

Item 5.: Other Information

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

On July 5, 2006, SiriCOMM, Inc. entered into a letter agreement with William W. Graham under which Mr. Graham will serve as our President and Chief Executive Officer for an initial term of three to six months. The agreement calls for monthly compensation of $14,583.33, a health insurance reimbursement benefit of $850.00 per month and a grant of 50,000 options to purchase shares of our common stock, as of the date of this report these options have not yet been issued to Mr. Graham.

At the same time we entered into the agreement with Mr. Graham, we entered into a new employment agreement with Henry P. Hoffman to serve as our Chairman for an initial term of two years commencing July 5, 2006. The term automatically renews for one additional year unless we or Mr. Hoffman provide written notice not to renew at least 90 days prior to the end of the term. Mr. Hoffman will receive an annual salary of not less than $175,000 per year under this agreement. Mr. Hoffman agreed to terminate his employment agreement dated February 19, 2002 on July 5, 2006, simultaneously with his resignation as President and CEO and the signing of his new agreement to serve as Chairman.

On July 5, 2006, our board of directors accepted the resignation of Henry P. Hoffman as our President and CEO, appointed Mr. Hoffman Chairman of the Board and appointed William W. Graham to serve as President and CEO.

On July 26,2006, the Company has accepted the resignation of its Chief Financial Officer, J. Richard Iler to be effective as of August 9, 2006. Mr. Iler has also resigned his positions as Corporate Secretary and Director to be effective as of August 9, 2006.

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


Dated: August 8, 2006                  SIRICOMM, INC.



                                       By: /s/ William W. Graham
                                         ---------------------------------------
                                         William W. Graham, President and
                                         Chief Executive Officer

..

                                       By: /s/ J. Richard Iler
                                          --------------------------------------
                                          J. Richard Iler, Executive Vice
                                          President and Chief Financial Officer