Form 10KSB
period 2006-09-30
SIRICOMM INC
filed 2006-12-26
CIK 851199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

Commission File No. 0-18399

SIRICOMM, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1386759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4710 East 32nd Street, Joplin, Missouri 64804

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (417) 626-9971

N/A

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

(1) Yes ☒       No [    ]

(2) Yes ☒       No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant’s revenues for the year ended September 30, 2006: $1,057,545

The aggregate market value of the Company’s Common Stock held by non-affiliates of the Registrant as of December 18, 2006 was approximately $12,620,770, based upon the closing sales price of the Company’s Common Stock of $0.94 on December 18, 2006. (see Footnote (1) below).

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

The number of shares outstanding of the Registrant’s class of Common Stock, par value $.001 per share, as of December 18, 2006, was 25,159,676.

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

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

When used in this Annual Report on Form 10-KSB, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans”, and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company’s ability to obtain additional sources of capital to fund continuing operations; in the event it is unable to timely generate revenues (ii) the Company’s ability to retain existing or obtain additional licensees who will act as distributors of its products; (iii) the Company’s ability to obtain additional patent protection for its technology; and (iv) other economic, competitive and governmental factors affecting the Company’s operations, market, products and services. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1

BUSINESS

The Company

We are an application service provider specializing in wireless internet connectivity and productivity applications tailored to the trucking transportation industry. We are guided by our mission to provide products and services that allow truck drivers and trucking fleets to increase productivity and reduce costs, while improving safety, security and quality of life. To achieve that goal, we have deployed a nationwide network of SiriCOMM Wi-Fi hot spots at locations along major highways in the continental United States. Our proprietary network, the foundation for our applications, delivers wireless internet connectivity, providing both internet access and a robust application host platform. We believe our network delivers a more responsive and convenient way for all industry stakeholders to interact with information needed on a regular basis.

We believe our network is the most widely available wireless internet access network built for the highway transportation market. To date we have installed over 450 SiriCOMM hot spots at major truck stops in 44 states.

Our network technology is built upon a distributed server model that uses satellite for data backhaul. Each network hot spot is installed at locations near Interstate and secondary highway systems and is configured to provide adequate coverage over the entire location partner’s property. Every SiriCOMM hot spot consists of industry standard IEEE 802.11 (“Wi-Fi”) and proprietary radio frequency technologies, and a dedicated proxy server (“RS”) that is connected by satellite to our central server (“Hub”) and Operational Support System (“OSS”) (collectively, the “Network”). We believe this architecture provides key competitive advantages: 1) the network is truly go-anywhere and operates independently of any terrestrial-based communication infrastructure; 2) the satellite multicast features allows data to be simultaneously available at all SiriCOMM Wi-Fi hot spots; 3) bandwidth management is handled from a single location as opposed to multiple points that would be required by a nationwide terrestrial network; 4) the remote server makes each hot spot an extension of fleet operations; and, 5) proprietary technologies mitigate inherent weaknesses found in conventional satellite networks. The complete Network provides subscribers with wireless access to the internet and a robust host platform for application services.

We market our products and services principally through direct internet sales, a direct sales force and value-added resellers. As the trucking industry is highly fragmented and comprises many small to medium-sized fleets, we use numerous resellers to maximize our sales reach. Our direct sales force is focused on the large fleets as well as coordinating the efforts of our value-added resellers. We continue to concentrate our sales efforts on InTouch, our internet access service. With the launch of our Pulse-ST device, our direct sales staff will transition fleet sales efforts to leverage the capabilities of this vehicle telematics service to reduce cost and improve productivity.

We were incorporated as a Delaware corporation under the name DFW Technologies, Inc., in March 1989. In 1992, DFW Technologies, Inc. changed their name to Fountain Pharmaceuticals, Inc. In approximately November 2002, the shareholders of SiriCOMM, Inc., a privately-held Missouri corporation, incorporated in 2000 ("SiriCOMM Missouri"), exchanged all of the issued and outstanding common stock of SiriCOMM Missouri for a controlling interest in Fountain Pharmaceuticals, Inc. (the "Reverse Transaction"). As part of the Reverse Transaction, all of the then officers and directors of Fountain Pharmaceuticals, Inc. resigned and were replaced by persons designated by SiriCOMM Missouri and the name of Fountain Pharmaceuticals, Inc. was changed to SiriCOMM, Inc. As a result of the Reverse Transaction, SiriCOMM Missouri became a wholly-owned subsidiary of the Company and the prior shareholders of SiriCOMM Missouri became the controlling shareholders, officers and directors of the Company.

Our corporate address is 4710 East 32nd Street, Joplin, Missouri 64804, our telephone number is 417-626-9971, and our fax number is 417-782-0475.

The Network

The SiriCOMM hot spot network is designed to simplify the customer experience by providing affordable access to the internet and hosted applications at select locations across the country. Considering the vast reach and oftentimes remote location of each SiriCOMM hot spot location, satellite communication is central to the Network architecture. Our satellite link is secured through an agreement with ViaSat, Inc. We selected ViaSat’s LinkStar product, which uses Ku-band to enable wideband transmission of IP-based data between the remote servers and the Hub. ViaSat’s service, when combined with SiriCOMM’s proprietary database replication, file synchronization, and compression technologies, maximizes the capacity of the satellite bandwidth, creating an optimized wide-area network communication channel.

Our proprietary RS incorporates the functions of router, caching-proxy server, video-on-demand server, and web server into a single compact package. The RS stations are custom-built computers running a custom operating system based on the BSD 5.2 kernel (Unix). The servers are designed for reliable, unattended 24x7 operation and feature mechanisms that enhance reliability. We believe the unique design features of the RS and capacity of the system provide substantial opportunity for future applications to include pay-per-view video, audio file downloading, fleet intranet hosting, distance learning, and much more.

Any computer or hand-held device with a standard 802.11 wireless device can connect to a SiriCOMM hot spot. Once connected, a simple e-commerce subscription form is presented on our web site. When connected to a SiriCOMM hot spot, subscribers enjoy always-on wireless internet access.

To date, SiriCOMM hot spots have been installed at over 450 locations, including Pilot Travel Centers, Love’s Travel Stops, Petro Stopping Centers, independent travel centers, and trucking company fleet terminals, as well as various test sites throughout the country. Additionally, we have entered into an agreement with Truckstops Direct, an industry association that represents over 190 independent truck stops. Under the agreement, we will install a SiriCOMM hot spot at each truck stop represented by Truckstops Direct that meet our qualification criteria. We have not yet identified locations for the additional hot spots and there can be no assurance that we will be able to identify such additional locations.

On April 19, 2006, we entered into a network access services agreement with ACS Government Solutions, Inc. (“ACS”) to provide access data to each of the 259 weigh stations in 25 states that feature PrePass. Under the terms of the three year agreement, ACS will purchase network access services from us for the benefit of its HELP, Inc. contract for automated vehicle identification and weigh station bypass. As of November 15, 2006, we have installed 95 of the locations.

Target Markets. With a national Network presence along the Interstate and secondary highway systems, our primary market is the commercial trucking industry, including truck fleets, individual drivers, and related federal and state agencies that directly interact with trucking operations. Additionally, the Network can provide reliable and affordable internet access for other highway travelers, including recreation vehicle users, mobile sales forces, and the general driving public.

Trucking. The United States trucking industry has over 500,000 fleets employing over 3.4 million drivers (by definition, a fleet is one or more trucks with a U.S. Department of Transportation issued motor carrier number). We estimate that only 10% of trucks on the road today utilize in-cab data communications primarily due to the costs of those systems and difficulties in establishing a meaningful return on investment.

We believe our products and services will offer fleet owners a viable solution with low up-front costs, fixed monthly fees, and customized processes that allow verifiable returns on investment.

To produce these returns on investment, our solutions will provide affordable wireless internet access coupled with a suite of products and services, some proprietary to us and others developed by third-parties with which we have an alliance (the “Strategic Alliances”). We believe these products and services will enable fleets to improve management and decision support processes to capture benefits such as (i) reduced fuel costs and fuel purchasing oversight, (ii) Mobile-source Emission Reduction Credits (MERC), (iii) tractor maintenance, (iv) driver retention and (v) asset management.

Government. We believe that we have an opportunity to do business with both state and local highway and traffic authorities, especially those that remotely interact with the commercial trucking industry. Additionally, we believe there is potential opportunity to serve the Office of Homeland Security—especially if its hot spots are authorized as points of entry into the US.

Products and Services.Our business model is a subscription-based customer access model where individual, business and governmental customers will pay monthly Network access fees to subscribe to various services. We plan to provide the services through a combination of: (i) basic internet access; (ii) proprietary application specific products that we will develop which are accessible by customers via the Network and (iii) products and services developed by others that require Network access for delivery to the user.

These products and services fall generically into two categories:

InTouch Internet Access. Certain of our target market customers seek to subscribe to our service solely to gain access to the internet. These customers are typically independent truckers and others in the private sectors, who seek basic email and informational access afforded by the internet. For this portion of our target market, we offer InTouch ISP service.

In addition, the Network platform can easily support expansion into premium service and other revenue opportunities, including, but not limited to:

•	pay-per-view movies
•	advertising
•	networked gaming
•	remote-education programs

Application Specific Productivity Software. We were founded as a wireless application service provider to supply productivity and cost reduction software applications to the commercial vehicle industry. For this target market segment, we plan to offer the following suite of proprietary productivity software tools (the “Proprietary Software Productivity Tools”):

PULSE-ST: This is a passive device connected to the vehicle ECM (engine control module) that is programmed with SiriCOMM software to provide trucking fleet operators with:

•	Wireless, remote vehicle diagnostics
•	Driver performance diagnostics
•	Global Positioning System coordinates
•	Host platform for other functions

On November 9, 2006, we received an initial order for 1,000 units of our Pulse-ST device. The order is part of a five-year agreement with Idling Solutions, L.L.C. that includes both the engine device and monthly monitoring service for each unit sold. We expect to begin shipping the initial units to Idling Solutions before the end of calendar year 2006.

The Pulse-ST device will be installed with each new Idling Solutions IS9000 unit, a patented battery-based auxiliary power and climate control unit for heavy-duty trucks that eliminates up to 90 percent of engine idling. The combination of these two products enables fleets to record engine statistics, including non-idling time, which allows them to qualify for Mobile-source Emission Reduction Credits (MERC). Idling Solutions has agreed to utilize the SiriCOMM nationwide network to exclusively carry the Idling Solutions data. This service provides independent certification of the data necessary to meet EPA guidelines to qualify for MERCs. When approved by state air quality authorities, companies utilizing the Pulse-ST should be able to earn annual MERCs of $5,000 to $6,000 per truck based on the truck’s operating location.

The Pulse-ST program with Idling Solutions is designed only to support the process of monitoring idling for emission reduction tracking and reporting as well as supporting the operation of the Idling Solution equipment, including warranty support. The device in conjunction with our Network will also have the capability to track, gather and report actionable data to allow fleets to more effectively manage their assets as they move across the country.

Fleet Private Network: (fleet intranet) This hosting service utilizes existing capabilities built into the RS to extend fleet operations to each hot spot. Fleets may post their secure fleet intranet sites. The hosting fee will be based upon the fleet’s total monthly storage requirements. Fleet drivers will be required to have an InTouch subscription to access their secure intranet site.

Sales and Marketing. With our Network in place, we believe the sales and marketing initiatives which were undertaken while the Network was being installed will begin to generate substantial revenue. These initiatives include:

Direct Internet Sales. We utilize our network of hot spots to sell InTouch directly to customers. Customers can purchase a time-specific subscription while at a hot spot or can add to or update their subscription via the Internet while at home. We utilize various advertising and marketing approaches to create awareness of the service and drive potential users to our site.

Direct Sales. To market and sell our products and services, we employ our own direct sales force. This direct sales force is primarily (i) marketing to the nation’s larger commercial trucking fleet operators and (ii) identifying, securing and managing relationships with value-added resellers (VAR’s) and marketing alliance partners.

Truck Stop Operators (TSO’s). We utilize the services of TSO retail operations to sell prepaid internet access cards (PINs) to individual drivers. The PINs, which come in daily, monthly or yearly time increments, can be purchased directly from the store and activated when convenient for the customer.

Alliance Partners/VAR’s. We have succeeded in establishing, among others, the following sales and marketing alliance partners/value-added resellers (VAR’s) in an effort to shorten the sales cycle within our Target Markets. These are:

Idling Solutions. Through an exclusive agreement with Idling Solutions, LLC we provide data connectivity for one of the most innovative fuel conservation and anti-pollution systems available to the trucking industry. Through a monthly subscription we will wirelessly extract and transmit data from each of the Idling Solutions-equipped vehicles to the Idling Solutions data center. With the data we deliver, Idling Solutions monitors the performance of its product and calculates Mobile-source Emissions Reduction Credits.

Others.

We also have reseller agreements with a number of transportation industry associations and organizations that seek to offer internet access services as part of their array of services they provide to their audiences.

Competition. Based upon our business approach and pioneering technology, we believe that there currently are no direct competitors in the trucking or highway wireless internet access market. However, competition is inevitable and we believe existing entities as well as new entities will enter the marketplace. Many of these entities will have substantially more funds, experience, employees and other resources than ourselves. As a result, no assurances can be given that we will be able to compete with such entities. We, however, believe that we have certain technological advantages, and our affordable productivity tools, extensive industry experience, and patents pending present certain entry barriers for potential competitors. Notwithstanding, there are several competitors whose services “overlap” our service offerings to some extent. These include Qualcomm, PeopleNet, PSTN-based WLAN providers, and wireless telecommunications companies.

•

Qualcomm. Qualcomm’s satellite communications and tracking system provides Global Positioning System (GPS) truck locating and low bandwidth text messaging transmissions. Qualcomm currently has approximately 425,000 units installed worldwide. The system functions well, but offers a narrower range of benefits compared to the potential of our Pulse-ST service. Our management believes that this system is very costly to purchase, install, and operate. There is a minimum monthly messaging fee and additional charges per character when the minimum is exceeded.

•

PeopleNet. PeopleNet provides web-based fleet communications ranging from GPS tracking only to low bandwidth text, voice and applications. PeopleNet operates on Aeris.Net’s Microburst service, a technology that uses underutilized portions of partner cellular provider’s channels to send and receive small packets of data. For fleets electing to install the full suite of equipment and services, PeopleNet offers several applications similar to our current and planned applications. However, as it is a low bandwidth solution, it does not offer internet, intranets, or other applications requiring higher bandwidth. Equipment costs and monthly service fees are comparatively high, though somewhat less than Qualcomm and equipment installation must be performed at one of PeopleNet’s hub facilities.

•

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

Employees

The Company currently has 26 employees of which 4 are executive officers. Our employees are not unionized, and the Company believes its relationship with its employees is good.

ITEM 2

PROPERTIES

During 2006, the Company entered into two lease agreements for office space: 5,490 square feet in Joplin, Missouri and 2,472 square feet in Kansas City, Missouri. The Company also entered into a license agreement to use an office suite in Overland Park, Kansas. The lease agreements are both for three year periods and the license agreement is for a 13 month period. Rent expense for 2006 and 2005 was $29,704 and $14,900, respectively.

ITEM 3

LEGAL PROCEEDINGS

On December 17, 2004, Henry Hoffman, Kory Dillman, David Mendez, Tom Noland, Richard Iler and Terry Thompson were named defendants in a lawsuit entitled Greg Sanders v. Henry Hoffman et al. The action was brought in the Circuit Court of Jackson County, Missouri at Kansas City (04CV236387). The action alleged fraud, misrepresentation and breach of fiduciary duty relating to a settlement agreement entered into between the Company and Mr. Sanders. The Company originally was not a party to this action, but was subsequently added as a defendant. The complaint sought damages in excess of $9,679,903. This matter was settled in the quarter ended June 30, 2006. The Company incurred legal and settlement costs of approximately $300,000 to settle all claims and relieve the Company of any future actions between the parties.

We are not a party to any other legal or administrative proceedings.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company’s security holders for a vote during the course of the fourth quarter of this fiscal year.

PART II

ITEM 5

MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market Information

Our Common Stock presently trades on the NASD OTC Bulletin Board under the symbol “SIRC.OB.” From May 31, 1994 until November 21, 2002 our predecessor’s common stock traded on the NASD OTC Bulletin Board under the symbol “FPHI.OB.”

As of December 18, 2006, we had 25,159,676 outstanding shares of Common Stock, $.001 par value which includes 90,000 shares repurchased by the Company in an open market transaction on November 18, 2005. As of December 18, 2006, we had outstanding 213,417 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Preferred Stock converts into our Common Stock at the rate of $2.00 per share. As of December 18, 2006, we had outstanding 12,446,649 warrants and options. On November 6, 2006, the Company’s Board of Directors authorized a one-year extension of the expiration date of each of the Company’s issued and outstanding warrants.

The following table sets forth certain information with respect to the high and low market prices of our common stock for the fiscal years ended September 30, 2005 and 2006:

Year	Period	High	Low

Fiscal Year 2006	First Quarter	$1.65	$0.99
	Second Quarter	$2.14	$1.20
	Third Quarter	$1.95	$1.05
	Fourth Quarter	$1.15	$0.75

Fiscal Year 2005	First Quarter	$4.25	$2.35
	Second Quarter	$2.80	$1.35
	Third Quarter	$2.15	$1.53
	Fourth Quarter	$1.95	$1.15

The closing price of our Common Stock on December 18, 2006 was $0.94.

The high and low prices are based on the average bid and ask prices for our Common Stock as reported by the OTC Bulletin Board. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Trades of our Common Stock may be subject to Rule 15g-9 of the SEC, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons otherthan established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). If the Company’s Common Stock is deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our Common Stock. As a result of these rules, investors may find it difficult to sell their shares.

B. Holders

Records of our stock transfer agent indicate that as of December 18, 2006, we had 128 record holders of our Common Stock. Since a significant number of our shares are held by financial institutions in “street name” it is likely that we have significantly more stockholders than indicated above. We estimate that we have approximately 1,000 beneficial owners, including such shares held in “street name.”

C. Dividends

Currently we do not pay cash dividends and we intend to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

D. Recent Sales of Unregistered Securities

On November 21, 2002, the Company completed the acquisition of all of the issued and outstanding shares of SiriCOMM, Inc. (Missouri). An aggregate of 9,712,867 shares were issued to SiriCOMM’s 18 shareholders, including 5,762,303 issued to Henry P. Hoffman, the Company’s President, CEO and Chairman, 1,098,331 issued to David N. Mendez, the Company’s Executive V.P. - Sales and Marketing and a Director and 1,023,535 issued to Kory S. Dillman, the Company’s Executive V.P. - Internet Business Development and a Director. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

On January 7, 2003, the Company issued 29,525 shares of its common stock to David and Rebecca Seidl and issued 19,683 shares of its common stock to John Cesta and Patti Ann’s Dreams, Inc. in connection with loans made to the Company in the aggregate amount of $125,000. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

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

In May 2003, the Company issued to Mark Sullivan 125,000 four-year options, exercisable at $3.40 per share. The options were granted to Mark Sullivan and his designees under the Company’s 2002 Equity Incentive Plan. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508

On July 23, 2003, the Company issued an aggregate of 39,366 shares of its common stock to four individuals including 9,842 shares to Terry W. Thompson, who later became a Director of the Company in August 2003, in connection with loans made to the Company in the aggregate amount of $100,000. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

On August 18, 2003, the Company issued 55,944 shares of its common stock to The Research Works, Inc. pursuant to a letter agreement. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

On September 30, 2003, the Company issued 20,000 shares to Joel C. Schneider, Esq. (10,000) and Herbert H. Sommer, Esq. (10,000) Partners of the Company’s securities counsel, Sommer & Schneider, LLP The shares were issued under the Company’s 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

On November 17, 2003, the Company granted an aggregate of 200,000 stock options to J. Richard Iler (125,000), who became our Chief Financial Officer and Jackie Seneker (75,000), an employee of the Company. These options were granted under the Company’s 2002 Equity Incentive Plan. The exercise price of these options is $1.00 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

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

On January 15, 2004, the Company issued 56,000 shares of its common stock to Mr. Robert Smith pursuant to the exercise of a stock option for a like number of shares. The option was granted to Mr. Smith under the Company’s 2002 Equity Incentive Plan. The exercise price of the option was $.50. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

On February 23, 2004, the Company issued an aggregate of 20,610 shares to Joel C. Schneider, Esq. (10,305) and Herbert H. Sommer, Esq. (10,306), partners of the Company’s securities counsel, Sommer & Schneider LLP. The shares were issued in lieu of $24,000 of outstanding legal fees due the firm. The shares were issued under the Company’s 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

On February 26, 2004, J. Richard Iler received 20,000 options exercisable for three years at $1.49 per share. The shares were issued under the Company’s 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

On March 9, 2004, the Company granted an aggregate of 14,500 stock options to employees of Vehicle Enhancement Systems, Inc., a consulting company engaged by the Company. The options were granted to the following individuals: The shares were issued under the Company’s 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

Bobby Ray Weant	-	7,000
Margot Kaiser	-	3,500
Barry Hodges	-	2,200
Pero Ilic	-	1,800
		14,500

On March 10, 2004 the Company closed the sale of 2,000,000 units (“Units”) at $1.00 per unit to twenty-seven accredited investors. Each unit consists of one share of the Company’s common stock and one three-year warrant exercisable at $2.00 per share. Among the investors in this offering was Mr. Terry W. Thompson, a director of the Company who purchased 100,000 units. The units were issued under the exemption from registration provided in Section 4(2) of the Act.

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

On March 15, 2004, the Company granted an aggregate of 25,000 stock options to Mr. Derrick Woolworth, our Director of Architecture Engineering. The options are exercisable at the price of $3.40 per share. Of the 25,000 options, 15,000 vested immediately and the balance of 10,000 are subject to vesting based on him achieving certain performance goals. The options were granted and were issued under the Company’s 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

On March 18, 2004, the Company issued 27,656 units comprised of 27,656 shares and 27,656 three year warrants exercisable at $2.00 per share to Marvin and Donna McDaniel upon the conversion of $27,656 of debt due by the Company to the McDaniels. The units were issued under the exemption from registration provided in Section 4(2) of the Act.

On April 5, 2004, the Company granted to Les Hazen, its National Sales Manager, 25,000 stock options, the shares underlying this option are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508). The options are exercisable at $4.05 and have a ten year term. The options were granted under the Company’s 2002 Equity Incentive Plan.

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

On April 21, 2004, the Company issued 7,000 shares of its common stock to Mr. Bobby Ray Weant pursuant to the exercise of a stock option for a like number of shares. The option was granted to Mr. Weant under the Company’s 2002 Equity Incentive Plan. The exercise price of the option was $1.00. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

On May 4, 2004, the Company closed the sale of 328,143 units at $3.40 per unit to fourteen accredited investors. Each unit consisted of one share of the Company’s common stock and one quarter (1/4) of a three-year warrant exercisable at $4.75 per share. The units were issued under the exemption from registration provided in Section 4(2) of the Act.

On July 5, 2004, the Company granted to Vincent Toms, Senior Software Architect 10,000 options, the shares underlying this option are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508). The options are exercisable at $4.25 per share. The options were granted under the Company’s 2002 Equity Incentive Plan.

On July 24, 2004, the Company granted an additional 10,000 options to Derrick Woolworth, exercisable at $4.05 per share. The option was granted to Mr. Woolworth under the Company’s 2002 Equity Incentive Plan. The shares underlying this option are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508).

On July 30, 2004, we granted to ServeTheWeb.com, L.L.C. 2,979 shares of common stock as consideration for the purchase of billing software to be used by the Company. These shares are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508). The shares were granted pursuant to the Company’s 2002 Equity Incentive Plan.

As of August 4, 2004, the Company issued 19,500 shares of its common stock to Staunton McLane pursuant to the exercise of a stock option for a like number of shares. The exercise price of these options is $1.00. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508). As of the date of this report, Staunton McLane has a balance of 19,100 options, each exercisable at $1.00 per share.

As of August 11, 2004 and October 18, 2004, Mr. J. Richard Iler, the Company’s Chief Financial Officer and a Director, exercised 3,500 and 700 stock options, respectively, at $1.00 per share. The options were previously granted pursuant to the Company’s 2002 Equity Incentive Plan. These shares are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508).

On September 2, 2004, the Company granted an aggregate of 20,000 stock options to Mr. Austin M. O’Toole (10,000) and Mr. Terry W. Thompson (10,000), both of whom were outside directors of the Company at the time. These options vest over three years:

•	4,000 at the end of year 1
•	3,000 at the end of year 2; and
•	3,000 at the end of year 3

The options were granted under the Company’s 2002 Equity Incentive Plan. The exercise price of these options is $4.05 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508). Mr. O’Toole resigned as a director of the Company prior to any of his options vesting. Accordingly, those options were cancelled.

On September 23, 2004, the Company issued 26,375 units comprised of 26,375 shares and 26,375 three year warrants exercisable at $2.00 per share to William and Susann Perkin upon the conversion of $26,375 of debt due by the Company to the Perkins. The units were issued under the exemption from registration provided in Section 4(2) of the Act

As of November 1, 2004, Ms. Jackie Seneker, an employee of the Company, exercised 7,500 stock options at $1.00 per share. The options were previously granted pursuant to the Company’s 2002 Equity Incentive Plan. These shares are registered on Form S-8 filed with the SEC on April 14, 2003 (SEC File No. 333-104508).

As of December 31, 2004, SiriCOMM, Inc. consummated the private placement of its units pursuant to a Confidential Investment Proposal dated October 11, 2004 and amended on December 20, 2004. Each unit consisted of 50,000 shares of the Company’s common stock and a common stock warrant to purchase 37,500 shares of common stock. In the private placement, the Company sold an aggregate of 6.38 units (319,000 shares and warrants to purchase 239,250 shares of common stock) for an aggregate purchase price of $638,000, or $100,000 per unit. The warrants entitle the holders to purchase shares of the common stock for a period of five years from the date of issuance at an exercise price of $2.40 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, on terms specified in the warrants.

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

In January 2005, the Company issued 255,000 common stock purchase warrants to Pilot Travel Centers. The warrants expire on May 27, 2009, and are exercisable at the rate of $4.50 per share. The warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

On January 5, 2005, the Company issued an aggregate of 85,000 shares of its common stock upon the exercise of a like number of warrants, exercisable at $2.00 per share. The warrants were originally issued in January 2004 pursuant to a private placement of the Company’s units consisting of common stock and warrants.

As an inducement to the investors exercising their warrants, the Company issued an aggregate of 63,750 new warrants to the investors. The new warrants entitle the holders to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.40 per share. The warrants contain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

As a further inducement to the investors exercising their warrants, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the shares purchased by each investor as part of the units, the shares issued upon exercise of the warrants and the shares underlying the new warrants.

On February 7, 2005, the Company entered into a Network Installation Agreement with Sat-Net Communications, Inc. (“Sat-Net”). Pursuant to the Agreement, the Company issued to Sat-Net 2,000,000 shares of its common stock and 1,000,000 common stock purchase warrants. Each warrant is exercisable for a period of three (3) years at a price of $2.00 per share. The warrants are subject to vesting at the rate of 2,500 warrants per truck-stop location installed; provided, however, that the vesting with respect to the first 250 locations will be deemed to occur when the wireless infrastructure is “network operational” as defined in the agreement. In addition, the 2,000,000 shares of common stock have “piggy-back” registration rights.

Sat-Net represented that it is accredited and the issuance of the Company’s securities was negotiated between itself and the Company without a broker-dealer or payment of a commission in reliance of Section 4(2) of the Act.

On March 13, 2005, the Company granted 102,500 stock options to various employees, including a director of the Company. These options were granted under the Company’s 2002 Equity Incentive Plan. The exercise price of these options ranged from $1.75 to $2.00 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

On March 16, 2005, the Company issued an aggregate of 10,000 shares to Joel C. Schneider, Esq. (5,000) and Herbert H. Sommer (5,000), partners of the Company’s Securities Counsel, Sommer & Schneider LLP. The shares were issued in lieu of $14,065.25 of legal fees due the firm. The shares were issued under the Company’s 2002 Equity Incentive Plan and were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

On April 11, 2005, the Company consummated the private sale of its securities to Sunflower Capital, LLC (“Sunflower”), a limited liability company managed by William P. Moore, a member of our Board of Directors, Audit Committee, Compensation Committee and Executive Committee. The securities sold consisted of units comprised of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. At the closing, the Company delivered an aggregate of 1,066,667 shares and delivered warrants to purchase an additional 1,066,667 shares of the Company’s common stock. The warrants entitle the holder to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.50 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

In a separate transaction also consummated on April 11, 2005, the Company sold 413,605 warrants to Sunflower at a purchase price of $53,333 or approximately $.13 per warrant. These warrants entitled the holder to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of five (5) years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in these warrants

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

The Company issued an aggregate of 10,000 shares to Staunton McLane pursuant to the exercise of a stock option for a like number of shares. The exercise price of these options is $1.00. The Shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508). As of the date of this report, Staunton McLane has a balance of 19,100 options, each exercisable at $1.00 per share.

On April 13, 2005, the Company granted 15,000 stock options to J. Richard Iler, our Chief Financial Officer. These options were granted under the Company’s 2002 Equity Incentive Plan. The exercise price of these options is $1.90 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

On April 13, 2005, the Company granted 10,000 stock options to Terry Thompson, a Director of the Company. These options were granted under the Company’s 2002 Equity Incentive Plan. The exercise price of these options is $1.90 per share. The shares underlying the options were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

On June 20, 2005, the Company issued 2,500 stock options exercisable at $1.70 per share to Robert Myers in connection with his hiring by the Company as a Network Administrator II. The options were issued in accordance with the Company’s 2002 Equity Incentive Plan.

In June 2005, the Company consummated the private sale of its securities to ten (10) investors, including Sunflower. The securities sold units comprised of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. At the closing, the Company sold an aggregate of 267,833 units at an aggregate purchase price of approximately $401,750 or $1.50 per unit. At the closing, the Company delivered an aggregate of 267,833 shares and delivered warrants to purchase an additional 267,833 shares of the Company’s common stock. The warrants entitle the holder to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.50 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

In a separate transaction the Company sold 25,850 warrants to Sunflower at a purchase price of $3,333.50 or approximately $.13 per warrant. These warrants entitle the holder to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of five (5) years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in these warrants.

On July 8, 2005, the Company issued 15,000 shares of its common stock and 20,000 common stock purchase warrants to Interactive Resource Group (“IRG”) pursuant to a consulting agreement. The warrants are exercisable for four (4) years and have varying exercise prices as set forth below:

•	10,000 at $2.50;
•	5,000 at $3.00; and
•	5,000 at $4.00.

The shares and warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

On September 22, 2005, the Company issued 4,000 shares (valued at $6,000) of its common stock to Satellite Dish Communications (“SDC”) in exchange for SDC’s installation and removal of WLAN equipment purchased from Truckstop.net and located at various truck stops nationwide. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

On September 22, 2005, the Company issued an aggregate of 200,000 warrants to Clark Burns (100,000) and Philip Snowden (100,000). The warrants are exercisable for five (5) years at an exercise price of $1.50 per share. The warrants were issued under the exemption form registration provided in Section 4(2) of the Act.

On November 3, 2005, the Company issued 10,000 stock options exercisable at $1.06 per share to William P. Moore. The options were issued in accordance with the Company’s 2002 Equity Incentive Plan.

On November 22, 2005, the Company issued 15,000 shares to Joel C. Schneider Esq. (9,000) and Herbert H. Sommer, Esq. (6,000), partners of the Company’s securities counsel, Sommer & Schneider LLP. The shares were issued under the Company’s 2002 Equity Incentive Plan and was registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508)

On December 15, 2005, the Company issued 25,000 shares of its common stock to IRG pursuant to a consulting agreement dated November 30, 2005. The consulting agreement also requires the Company to issue an additional 15,000 shares on or before January 1, 2006 and 10,000 shares on or before February 1, 2006. Additionally, the consulting agreement calls for the issuance on January 15, 2006 of 50,000 four (4) year warrants with the following exercise prices:

•	16,666 at $1.25;
•	16,667 at $1.35
•	16,667 at $1.45

In December 2005, the Company issued 30,000 shares of its common stock to Clark Burns pursuant to the exercise of warrants for a like number of shares. The warrants were originally issued to Mr. Burns in February 2004. The exercise price of the warrant was $.50 per share. The shares underlying the warrant were registered on Form SB-2 (333-123132) declared effective by the SEC on May 4, 2004).

On December 27, 2005, the Company entered into a Loan Agreement with Sunflower Capital, LLC. The loan is in the principal amount of $500,000 and was evidenced by a Convertible Promissory Note due July 1, 2006. As consideration for Sunflower making the loan, the Company issued to Sunflower a warrant to purchase 200,000 shares of the Company’s common stock at $1.26 per share. The warrant expires December 15, 2010.

As discussed below, the principal due under the Note plus accrued interest of $4,602 was converted into 438,785 units of the Company’s securities.

The aforementioned securities have been and will be issued under the exemption from registration provided in Section 4(2) of the Act.

The cash proceeds of the above sales of securities of the Company were used for general corporate purposes in developing the Company’s planned services.

On January 31, 2006, the Company consummated the private placement of its securities pursuant to a Placement Agent Agreement entered into between it and Sanders Morris Harris, Inc. as Placement Agent dated December 12, 2005. The securities sold were units consisting of one share of the Company’s common stock, $.001 par value and one redeemable Common Stock purchase warrant. At the closing, the Company sold an aggregate of 4,692,263 units at an aggregate purchase price of $5,396,103 or $1.15 per unit. At the closing the Company delivered an aggregate of 4,692,263 shares and 4,692,263 warrants to the purchasers.

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

In connection with the private placement, Sanders Morris Harris, Inc., the placement agent in the private placement, received a commission equal to 5% of the offering price of the units sold by them in the private placement, a commission equal to 2 ½% on the 1,764,872 units by Sunflower and a financial advisory fee equal to 2% of the offering price of the units sold in the private placement and a warrant to purchase 234,613 shares of common stock, or 5% of the units sold in the private placement. The warrants are exercisable for a period of five years at an exercise price of $1.15 per share and contain the same anti-dilution rights as the common stock warrant issued in the January 2006 private placement.

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

Sunflower purchased an aggregate of 1,764,872 units in the offering, which consisted of a new investment of $1,525,000.05 to purchase 1,326,087 units and the conversion of a $500,000 Convertible Promissory Note plus accrued interest in the amount of $4,602 to purchase 438,785 units.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

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

On April 24, 2006, the Company issued 28,163 shares to Jackie Seneker pursuant to the exercise of a stock option. The exercise price of these options was $1.00 and Ms. Seneker exercised this option on a cashless basis by delivering to the Company 29, 337 options exercisable at $1.00 per share. The shares underlying the option were registered on Form S-8 on April 14, 2003 (SEC File No. 333-104508).

Between March 15, 2006 and August 9, 2006, the Company issued an aggregate of 50,000 shares of its common stock and 200,000 common stock purchase warrants to Interactive Resources Group, Inc. (“IRG”) pursuant to a consulting agreement between the Company and IRG. Each warrant is exercisable for four years. 100,000 of the warrants are exercisable at $2.50 per shares and 100,000 warrants are exercisable at $3.50 per share.

On May 23, 2006, the Company granted 40,000 Incentive Stock Options to Ms. Deborah Cameron, 20,000 are exercisable at $1.50 per share and 20,000 are exercisable at $2.50 per share. The options have since expired. They were issued pursuant to the Company’s 2002 Equity Incentive Plan.

On June 27, 2006, the Company issued 50,000 stock options exercisable at $1.12 per share to William W. Graham. The options were issued in accordance with the Company’s Equity Incentive Plan.

On September 7, 2006, the Company issued 75,000 stock options exercisable at $.97 per share to Matthew McKenzie. The options were issued in accordance with the Company’s Equity Incentive Plan.

On October 2, 2006, SiriCOMM entered into a consulting agreement with IRG whereby SiriCOMM agreed to issue IRG an aggregate of 300,000 in 25,000 share installments commencing October 15, 2006, and thereafter 25,000 shares a month for the next 11 months. To date, the Company has issued 50,000 shares to IRG under this Agreement.

In addition, SiriCOMM, pursuant to the consulting agreement agreed to issue IRG 200,000 four-year common stock purchase warrants exercisable at $1.50. These warrants are expected to be issued on or about January 3, 2007.

On October 3, 2006, SiriCOMM entered into a separate consulting agreement with IRG, whereby SiriCOMM agreed to issue IRG 328,143 common stock purchase warrants exercisable at $1.00 per share.

On October 16, 2006, SiriCOMM issued 30,000 shares of its common stock to MarketSphere Consulting, Inc. for services rendered to the Company.

Except as otherwise stated, each of the aforementioned securities have been and will be issued under the exemption from registration provided in Section 4(2) of the Act.

The cash proceeds of the above sales of securities of the Company were used for general corporate purposes in developing the Company’s planned services.

Equity Compensation Plan Information

The following table sets forth certain information about our equity compensation plans and agreements as of September 30, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	635,400	$1.83	2,147,348

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	635,400	$1.83	2,147,348

The Company, in 2002, adopted the 2002 Equity Incentive Plan (the “Plan”). The Plan was approved by our stock holders in 2002. The Plan designates a Stock Option Committee appointed by the Board of Directors and authorized the Stock Option Committee to grant or award to eligible participants of the Company and its subsidiaries and affiliates, until May 15, 2012, stock options, stock appreciation rights, restricted stock performance awards and bonus stock awards for up to 3,000,000 shares of common stock. As of September 30, 2006, the Company has issued 217,252 shares of common stock under the Plan through the exercise of options and bonus stock awards, there are 635,400 options outstanding and the Company has 2,147,348 shares available under the Plan.

ITEM 6

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We believe the following critical accounting policies, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 – Accounting for Stock-Based Compensation. The Company uses a trinomial options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The following estimates are used for grants in 2006: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience of 75%; expected lives of 2 years is estimated based on management’s judgment of the time period by which these instruments will be exercised.

In 2006, the Company recorded an impairment loss in accordance with Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets. The Company compared the cost of the asset recorded on the balance sheet with the cost to purchase a similar asset on the open market and concluded the carrying value should be reduced to zero and an impairment loss recognized.

Information Relating To Forward-Looking Statements

When used in this Annual Report on Form 10-KSB, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans”, and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company’s ability to obtain additional sources of capital to fund continuing operations; in the event it is unable to timely generate revenues (ii) the Company’s ability to retain existing or obtain additional licensees who will act as distributors of its products; (iii) the Company’s ability to obtain additional patent protection for its technology; and (iv) other economic, competitive and governmental factors affecting the Company’s operations, market, products and services. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Results of Operations

For the years ended September 30, 2006 and 2005

Revenues

Revenues were $1,057,545 for the fiscal year ending September 30, 2006 compared to $193,741 during fiscal year 2005. Revenues were solely derived from our offering of InTouch Internet service. The increase in revenues is largely a result of the continued expansion of our network and “word of mouth” advertising. We have conducted limited advertising to date and even though we intend to increase our advertising for InTouch, no assurances can be offered that we will generate any meaningful revenues from the InTouch service in the future.

Operating Expenses

Our operating expenses consist of selling, general and administrative costs, salaries, satellite access fees, and depreciation and amortization, including the amortization of long-term prepaid assets. In 2006, our operating expenses also included an impairment loss of $1,729,223.

During fiscal year 2006, operating expenses totaled $7,875,901 as compared to net operating expenses of $3,429,986 for 2005.

General and Administrative Expenses

Our General and Administrative expenses consist of corporate overhead costs, administrative support, and professional fees.

For fiscal year 2006, general and administrative expenses totaled $2,236,919, or 28.4% of total operating expenses, while for 2005 general and administrative expenses totaled $1,180,685 or 34.4% of total operating expenses. General and administrative expenses increased over 2005 as a result of engaging investor relations firms, loan issuance costs, litigation and settlement expenses, and increased network maintenance costs.

Salaries

For fiscal year 2006, we incurred salaries of $1,631,762, representing 20.7% of total operating expenses, as compared to $1,112,889, or 32.4%, of total operating expenses for 2005.The increase in salaries is due to the addition of accounting and executive personnel as well as customer service personnel to support our InTouch customers.

Satellite Access Fees

Satellite access fees for 2006 were $999,695 in 2006, or 12.7% of total operating expenses and $383,935 or 11.2% in 2005. The increase in satellite access fees is a result of an increase in the number of hot spots and an increase in the number InTouch customers.

Impairment Loss

Long-lived assets to be held and used are reviewed for impairment at each balance sheet date, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If an indication exists that assets may have suffered an impairment loss, the recoverable amount of the asset is estimated in order to determine the extent of the loss (if any). Determination of recoverability and measurement of an impairment loss for assets management expects to hold and use is based on the fair value of the asset.

During the fourth quarter, we determined our intangible asset relating to prepaid bandwidth may be subject to impairment, due to a decreased market price. We compared the cost allocated to the prepaid asset with the cost to purchase bandwidth on the open market and concluded the carrying value of the asset should be reduced to zero and an impairment loss of $1,729,223 recognized as an expense. This represented 22% of total operating expenses in 2006. We did not have any losses due to impairment in 2005.

Depreciation and Amortization

Depreciation and amortization expense was $1,278,302 or 16.2% of operating expenses for fiscal year 2006 as compared to $752,477 or 21.9% of operating expenses for 2005. The increase is mostly attributable to the expansion and installation of network equipment and the full year effect of amortization of prepaid satellite access. This non-cash prepaid satellite access was a benefit derived from an agreement with Sat-Net in February 2005.

Interest Expense

For fiscal year 2006, net interest expense was $374,508 as compared to $4,023 during 2005. The increase in interest expense is primarily attributable to loan costs incurred from the Sunflower Capital bridge loan.

The valuation of certain items, including valuation of warrants or restricted stock that may be offered as compensation for goods or services received within its contracts, involve significant estimations with underlying assumptions judgmentally determined. Warrants are valued using the most reliable measure of fair value, such as the value of the goods or services rendered, if not obtainable, the valuation of warrants and stock options are then based upon a trinomial valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions As the Company's stock is thinly traded, the amounts recorded for equity instruments, which are based partly on historical pricing of the Company's stock, are subject to the assumptions used by management in determining the fair value.

Liquidity and Capital Resources

We continue to finance our operations entirely from invested funds and limited borrowing for capital expenditures. No assurances can be given that revenues will increase sufficiently to cover operating expenses or that the Company can continue to attract capital under terms favorable to it shareholders.

As of September 30, 2006, our current assets including cash, accounts receivable and other current assets amounted to approximately $1,017,858. Current liabilities amounted to approximately $1,245,353 and include accounts payable, accrued salaries, and other accrued expenses.

As an emerging wireless applications services provider, we are involved in a number of business development projects, continued network installation and general operating capital requirements that will continue to require external capital to finance the Company as it introduces its applications within its business model. No assurances can be given as to the industry’s willingness to purchase the Company’s products or services.

Capital Resources

On December 27, 2005, the Company entered into a Loan Agreement with Sunflower. The loan of $500,000 was evidenced by a Convertible Promissory Note due July 1, 2006. As consideration for Sunflower making the loan, the Company issued to Sunflower a warrant to purchase 200,000 shares of the Company’s common stock at $1.26 per share.

The Note mandatorily converted into the Company’s units consisting of one share of common stock and one redeemable common stock purchase warrant exercisable at $1.50 per share during the period commencing on the date of issuance and expiring five (5) years thereafter. As discussed below, the Note converted into such units at the rate of $1.15 per unit on February 1, 2006.

On January 31, 2006, the Company consummated the private placement of its securities pursuant to a Placement Agent Agreement entered into between it and Sanders Morris Harris, Inc. as Placement Agent dated December 12, 2005. The securities sold were units consisting of one share of the Company’s common stock, $.001 par value and one redeemable Common Stock purchase warrant. At the closing, the Company sold an aggregate of 4,692,263 Units at an aggregate purchase price of $5,396,103 or $1.15 per unit. At the closing, the Company delivered an aggregate of 4,692,263 Shares and 4,692,263 Warrants to the purchasers.

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

As part of the Private Placement, the Company entered into a registration rights agreement with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company, as promptly as reasonably practicable after closing of the Private Placement but in no event later than 30 days following the closing, was obligated to file a registration statement on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Units, Warrants and Placement Agent Warrant. The Company met the required filing of the Registration Statement within the required time frame, and it became effective within the period of 120 days after closing, thus relieving the Company of a potential penalty payment to the investors of 1% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements.

Sunflower purchased an aggregate of 1,764,872 Units in the offering, which consisted of a new investment of $1,525,000 to purchase 1,326,087 Units and the conversion of the Note plus accrued interest in the amount of $4,602 to purchase 438,785 Units.

The cash proceeds of the above sales of securities of the Company were used for general corporate purposes in developing the Company’s planned services.

During 2006, we closed our line of credit with Southwest Missouri Bank and obtained a six month line of credit in the amount of $500,000 with Liberty Bank. The Liberty note was secured by a certificate of deposit in the amount of $500,000 held at Liberty Bank. The note required monthly payments of accrued interest at a rate of 5.25% with payment in full due at the end of the six month term. At year end, this note had matured and the line of credit had been closed.

On April 24, 2006 the Company issued 28,163 shares to a former employee pursuant to the exercise of options previously granted under the 2002 employee equity incentive plan. The former employee exercised 57,500 options as a cashless exercise thereby forfeiting 29,337 shares.

On April 26, 2006 the Company issued 10,000 shares to Integrated Resources Group pursuant to a contract dated March 15, 2006 to perform certain financial advisory and consulting services.

On May 30, 2006, the Company issued 30,000 shares to Integrated Resources Group pursuant to a contract to perform certain financial advisory and consulting services.

On August 9, 2006, the Company issued 10,000 shares to Integrated Resources Group pursuant to a contract dated March 15, 2006 to perform certain financial advisory and consulting services.

Contractual Obligations and Commercial Commitments

Contractual obligations as of September 30, 2006 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit and note payable	$ —	$ —	$ —	$ —	$ —
Operating leases	$165,807	$75,368	$90,439	—	—
Total contractual cash obligations	$165,807	$75,368	$90,439	$ —	$ —

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46R”). FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (“VIE”). FIN 46R replaces FIN46 that was issued in January 2003. All public companies were required to fully implement FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46R had no impact on SiriCOMM’s financial condition or results of operations.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company will be required to adopt Statement 123(R) during its first quarter of fiscal year 2007. The Company believes that Statement 123(R) will not have a material impact on the Company.

In March 2005, the Financial Accounting Standards Board (FASB) issued FIN 47: Accounting for Conditional Asset Retirement Obligations, which further clarified the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, the Company had not been recognizing amounts related to asset retirement obligations. However, in response to this additional guidance, the Company changed its method of accounting for asset retirement obligations in accordance with FIN 47. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset. The cumulative effect of the change on prior years resulted in a charge to income of $15,727, which is included in income for the year ended September 30, 2006. The effect of the change on the year ended September 30, 2006 was to decrease income before the cumulative effect of the accounting change by $26,588.

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

We have had limited operations to date and generated approximately $1,057,545 in revenue in 2006. Therefore, we have a limited operating history upon which to evaluate the merits of investing in the Company. Because we are in the early stages of operating our business, we are subject to many of the same risks inherent in the operation of a business with a limited operating history, including the potential inability to continue as a going concern.

We are dependant on outside financing for continuation of our operations.

Because we generated approximately $1,057,545 in revenue in 2006 and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern

SiriCOMM launched its initial product for commercialization in December 2004 and there can be no assurance that our products will be accepted by potential customers.

Since our founding in 2000, we have invested over eleven million dollars in our business plan and into the development of infrastructure. We only recently commenced marketing our initial product offering, InTouch internet service, in December 2004. There can be no assurance that our target market of prospective customers will commercially accept our products. A failure to gain a certain level of acceptance in the market may result in a level insufficient for us to generate a profit and sustain our business activities.

SiriCOMM requires significant additional capital to complete the installation of its national Network and these funds may not be available when we need them.

The Company’s Network (defined below) became operational in October 2004, is only partially built, and significant capital is required by the Company to install the number of WLAN site locations which the Company believes are required to offer a robust national business service to its target market. There can be no assurance that the Company will be able to raise this additional required capital. If such capital is not raised, there can be no assurance that the Network as it is currently installed in 44 states is sufficiently dense or nationally robust enough to have functional utility to its target market. If these funds are not available when we need them, we may need to change our business strategy and limit the expansion of our Network, which would limit its functional utility and thus our ability to develop our business.

We compete with large, well-capitalized companies.

While we believe that there are currently no direct competitors in the trucking or highway wireless broadband market, the overlapping mobile wireless broadband industry is dominated by several large, well-capitalized companies such as Qualcomm and PeopleNet. Several of these entities have greater financial resources than us and as a result, we may not be able to invest comparable levels of funding into our business. There can be no assurance that we will be successful in establishing the credibility, products and services and financial position necessary to successfully compete against these large, well-established competitors. A failure to do so could mean we will perform substantially below our expectations and investors in this Offering could lose some or all of their investment in the Company. Furthermore, existing competitors may grow their business, and new competition may enter the market over time, all of which may increase competition and our ability to be successful in our industry.

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

We are heavily dependent on key personnel, and a loss of such personnel could have a detrimental effect on our business.

We are highly dependent upon the efforts of our senior management team, including our Chairman, Mr. Henry P. Hoffman. The loss of the services of one or more of these individuals might impede the achievement of our development objectives. Because of the specialized nature of our business, we are highly dependent upon our ability to attract and retain qualified personnel. The loss of such key personnel could have a materially detrimental effect on our business. The Company has obtained key-person insurance on Mr. Hoffman’s life in the amount of $1,000,000, the proceeds of which are payable to the Company. We do not maintain key person insurance on any other employees’ life.

Disruption of our services due to accidental or intentional security breaches may harm our reputation, potentially causing a loss of sales and an increase in our expenses.

A significant barrier to the growth of wireless data services or transactions on the Internet or by other electronic means has been the need for secure transmission of confidential information.  Our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions.  We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.  If a third party were able to misappropriate our users’ personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our revenue and could result in the loss of customers.

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

We may incur excessive expenses if we do not successfully integrate our strategic alliances or if the costs and management resources we expend in connection with integration exceed our expectations.  We expect that our strategic alliances and any acquisitions and investments we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results.  The value of the companies that we acquired or invested in may be less than our estimates and our financial results may be adversely affected if:

•	we fail to assimilate the acquired assets with our pre-existing business;
•	our management’s attention is diverted by other business concerns; or
•	we assume unanticipated liabilities related to the acquired assets.

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

Any disruption from our satellite feeds or backup landline feeds could result in delays in our subscribers’ ability to receive information.  We cannot be sure that our systems will operate appropriately if we experience a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, intentional disruptions of service by third parties, an act of God or an act of terrorism or war.  A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve substantial costs and distract management from operating our business.

Failure of satellite(s) or loss of satellite capacity would materially and adversely affect our network.

The operation of our network and our subscriber’s ability to receive and exchange information is dependent upon our continued access to satellite transmission capacity and the proper performance of the satellite(s) utilized by the Company. We have contracted with ViaSat, Inc., a California-based satellite communications service provider (“ViaSat”), for satellite bandwidth capacity in the Ku-band frequency range to support our network. While the Company’s satellite service may not be preempted by ViaSat to restore another customer’s service, in the event of a failure or significant disruption in the satellite capacity provided by ViaSat, we would have to obtain alternative satellite capacity rights. While we believe that in such an event we will be able to obtain alternative satellite capacity, we do not currently have rights for redundant capacity and there can be no assurance that we will be able to obtain such satellite capacity on terms favorable to us. Our inability to obtain alternative satellite capacity in a timely manner or on terms favorable to us would have a material adverse effect on our operations and financial results.

A significant portion of our business is dependent upon relationships with three customers.

We have deployed a network of SiriCOMM Wi-Fi spots at locations convenient to highway travelers for wireless Internet access, which is currently the most widely available Internet access network built for the highway transportation market. The SiriCOMM Wi-Fi spots are located at participating Pilot, Petro and Love’s Travel Stop locations. The Company’s contracts with Pilot and Love’s to install and maintain these Wi-Fi spots may be terminated upon 90 days advance notice. If Pilot or Love’s terminate their contracts with us, we would experience an immediate detrimental impact on our business, resulting in a materially detrimental effect on our results of operations.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

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

We are not currently subject to direct regulation by the Federal Communications Commission (the “FCC”) or any other governmental agency, other than regulations applicable to publicly traded Delaware corporations of similar size that are headquartered in Missouri.  However, in the future, we may become subject to regulation by the FCC or other state and federal agencies.  In addition, the wireless carriers that supply us airtime and certain of our hardware suppliers are subject to regulation by the FCC and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.

Risks Related to Our Common Stock

Our common stock has experienced volatility in the past, and may experience significant volatility in the future, which substantially increases the risk of loss to persons owning our common stock

Because of the limited trading market for our common stock, and because of the significant price volatility, stockholders may not be able to sell their shares of common stock when they desire to do so. In 2006, our stock price ranged from a high of $2.14 to a low of $0.75, and in 2005, our stock price ranged from a high of $4.25 to a low of $1.15. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss as a result of such illiquidity and the price for our common stock may suffer greater declines due to its price volatility.

Our common stock is traded on the OTC Bulletin Board, which may be detrimental to investor.

Our shares of common stock are currently traded on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotations. We cannot predict whether a more active market for our stock will develop in the future. In the absence of an active trading market:

•	investors may have difficulty buying and selling our common stock or obtaining market quotations;
•	market visibility for our common stock may be limited; and
•	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

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

This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to SEC regulations for "penny stock." Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock; a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

ITEM 7

FINANCIAL STATEMENTS

Financial statements are included under Item 13(A) and may be found at pages F-1 - F-18.

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of SiriCOMM’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-KSB. Management has concluded that its disclosure controls and procedures were not effective as of September 30, 2006 as follows:

•	we did not have adequate transaction controls over the accounting review and process of certain unusual or complex transactions;

•

we did not have a systematic and documented program of internal controls and procedure over our accounting and financial reporting process to ensure that unusual or complex transactions are recorded, processed, summarized and reported on a timely basis in our financial disclosures; and

•	there is a need for additional training of our accounting staff.

In connection with the restatement described below, management determined that a material weakness existed in SiriCOMM’s internal control over financial reporting for the year ended September 30, 2004. Because of this material weakness, management determined that SiriCOMM’s disclosure controls and procedures were not effective as of September 30, 2004 to ensure that all material information required to be included in SiriCOMM’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As stated in more detail below, this determination was in response to the identified weakness and not part of management’s assessment of internal controls that will be required to be included in our annual report on Form 10-KSB for our fiscal year ending September 30, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including it’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

To address this material weakness, SiriCOMM’s management, with the assistance of its accounting consultant, continues to perform additional analysis of our accounting procedures and the need for additional personnel in our accounting department to ensure that SiriCOMM’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that (i) the consolidated financial statements, as restated, fairly present in all material respects SiriCOMM’s financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Consideration of the Restatement

On December 10, 2003, SiriCOMM issued an aggregate of 213,417 shares of its Series A Preferred Stock to two investors upon conversion of debt in the aggregate principal amount of $200,000 plus accrued interest of $13,417. These shares were accounted for on the Company’s balance sheet as part of its permanent equity. Because the Series A Preferred Stock provided the holder the right to redeem those shares at any time commencing three (3) years from the date of issuance, those shares should have been classified as temporary equity.

As a result of the foregoing, management restated its September 30, 2004 annual consolidated financial statement as well as its interim consolidated financial statements for the quarters ended December 31, 2004, June 30, 2005 and June 30, 2005. The reclassification of the Series A Preferred Stock did not effect the Company’s results of operations for any of the above listed periods.

Internal Control over Financial Reporting

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Company will be required to include in its Annual Report on Form 10-KSB for the year ending September 30, 2007 a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. The Company’s independent auditor will also be required to attest to and report on management’s assessment. Current auditing standards provide that a restatement is a strong indicator of a material weakness in the Company’s internal control over financial reporting. Considering this guidance, the Company has evaluated these methodological errors and has concluded that the restatement resulted from a material weakness in the Company’s internal control, which the Company is in the process of remediating. This process of assessment and remediation is not of the scope and did not include rigorous documentation of internal controls which will be required under Section 404. In that regard, management did not prepare a report in conformity with paragraph (a) of Item 308 which should have contained the following:

•	a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting;

•	a statement identifying the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting;

•	management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, including a statement as to whether or not it is effective; and

•	a statement that the Company’s external auditor has issued an attestation report on management’s assessment.

The Company was also not required to obtain and has not obtained its independent auditors’ report with respect to this voluntary assessment. In an effort to bolster existing controls and prepare for the required management assessment of internal controls over financial reporting which will be required to be included in the Company’s annual report on Form 10-KSB for the year ending September 30, 2007, the Company will be modifying and enhancing its internal controls, utilizing the Internal Control – Integrated Framework guidance issued by COSO (the Committee of Sponsoring Organizations of the Treadway Commission).

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. As of September 30, 2006, the Company has determined that material weakness and significant deficiencies over financial reporting may exist. We have better defined the roles our personnel relating to internal controls over financial reporting and are disclosing the following:

•	Certain accounting staff have significant abilities to perform functions in the purchasing cycle, including updating vendor files, recording transactions, and accessing signed checks.

•	The Chief Executive Officer has the ability to perform EDI transactions and approving and signing checks with little or no oversight from other members of management.

•	The Chief Financial Officer can perform most functions associated with the purchasing cycle, including signing check which is predominantly done in the absence of the Chief Executive Officer.

•	Certain accounting staff can perform most functions within the payroll cycle, including file maintenance, recording of transactions and adjusting payroll data.

•

Certain accounting staff can perform most functions in the revenue and accounts receivable cycle including, billing customers, recording revenue transactions, submitting credit card remittances and reconciling the bank statements.

Management’s Response to the Material Weakness and Significant Deficiencies

In response to the material weaknesses and significant deficiencies described above, we have undertaken the following initiatives with respect to our internal controls and procedures that we believe are reasonably likely to improve and materially affect our internal control over financial reporting. We anticipate that remediation will be continuing throughout fiscal 2007, during which we expect to continue pursuing appropriate corrective actions, including the following:

•

Preparing appropriate written documentation of our financial control procedures. The Company intends to complete written documentation of its financial control procedures during the fiscal year ended September 30, 2007;

•	Scheduling training for accounting staff to heighten awareness of generally accepted accounting principles applicable to complex transactions

•	Strengthening our internal review procedures in conjunction with our ongoing work to enhance our internal controls so as to enable us to identify and adjust items proactively.

We have made certain procedural changes with respect to the Company’s billing process. This began during the quarter ended December 31, 2005 and has continued through the fiscal year ended September 30, 2006.We cannot assure you that we will not in the future identify further significant deficiencies or material weaknesses in our internal control over financial reporting, however, our management and Audit Committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we intend to implement is subject to continued management review, as well as Audit Committee oversight, and we may make additional enhancements or changes in our internal controls over financial reporting.

PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

A. Identification of Executive Officers and Directors

The Company’s Board of Directors currently consists of six directors. Set forth below is certain information regarding our directors and key executive officers.

Name	Age	Position	Director Since
Henry P. (Hank) Hoffman	55	Chairman	2002
William W. Graham	57	President, CEO and Director	2006
David N. Mendez	46	Executive Vice President Sales and Marketing; Director	2002
Kory S. Dillman	35	Executive Vice President Internet Business Development
Matthew R. McKenzie	37	Chief Financial Officer
Terry W. Thompson	56	Director	2003
William P. Moore	61	Director	2005
Richard P. Landis	60	Director	2006

Directors are elected to serve until the next Annual Meeting of shareholders and until their successors have been elected and qualified. The Company’s officers are appointed by the Board of Directors and hold office at the will of the Board.

Henry P. (Hank) Hoffman

Mr. Hoffman was appointed President and CEO of the Company on November 21, 2002. On July 5, 2006, Mr. Hoffman resigned as the Company’s President and CEO, but remains as the Company’s Chairman’s Chairman of the Board of Directors. Mr. Hoffman co-founded SiriCOMM in January 2000 and was its President and CEO until the date of his resignation and has been its Chairman since SiriCOMM’s inception. Mr. Hoffman has over twenty years experience in the transportation industry. From September 1, 1996 to January 21, 2000 Mr. Hoffman was President and Chief Operating Officer of Hook Up, Inc. of Joplin, MO, a small niche motor carrier. From 1990 to 1995 Mr. Hoffman was President and COO of Tri-State Motor Transit, the nation’s largest transporter of munitions for the U.S. Government.

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

William W. Graham

Mr. Graham was appointed President and CEO on July 5, 2006 and was elected a director of the Company on September 11, 2006. During approximately the past seven years, Mr. Graham has principally been acting as a private investor and has been active in philanthropic organizations. From 2001 until 2005, he was active in the management of Classic Card Company, a private stationery printing firm which he acquired with his wife that year. The Grahams still own Classic Card, but are no longer involved in its management. From 1995 to 1999, Mr. Graham was Senior Vice President Marketing and Sales of Kansas City Southern Railway where he oversaw five business units as well as customer service. From 1984 to 1995, Mr. Graham held various management positions at Yellow Freight System (now YRC Worldwide) with his last position being Vice President, Transportation and Operations Services. At Yellow, Mr. Graham was involved in the expansion and growth of the company following the deregulation of the trucking industry. Mr. Graham started his transportation career with the Santa Fe Railway. Mr. Graham received a BS from Millikin University, and a MBA from the University of Missouri at Kansas City.

David N. Mendez

Mr. Mendez was appointed Executive Vice President - Sales and Marketing on November 21, 2002. On that same date Mr. Mendez was also elected a director of the Company. Mr. Mendez co-founded SiriCOMM in April 2000 and has been its Executive Vice President Sales and Marketing and a director since SiriCOMM’s inception. Mr. Mendez has over nine years experience in telecommunications sales and marketing. Mr. Mendez’s telecommunications expertise focuses on domestic and international data communication networks including Frame Relay and ATM infrastructures and Internet and intranet networks. From October 1998 to February 2000 he was National Sales Manager for DRIVERNet where he managed such national accounts as Ford, Kenworth, Peterbilt, Paccar Corporation, and Cue Paging. From 1995 to 1998 Mr. Mendez worked as a Major Account Manager for Sprint. Mr. Mendez graduated with a Bachelor of Science degree from Southwest Missouri State University, Springfield, MO.

Kory S. Dillman

Mr. Dillman was appointed Executive Vice President - Internet Business Development on November 21, 2002. On that same date Mr. Dillman was also elected a director of the Company. Mr. Dillman resigned as a director of the Company on September 11, 2006, but continues as the Company’s Executive Vice President - Internet Business Development. Mr. Dillman co-founded SiriCOMM in April 2000 and has been its Executive Vice President - Internet Business Development and a director since SiriCOMM’s inception. From 1996 to 1999 Mr. Dillman was Creative Director for DRIVERNet. In that position he produced intranet and Internet applications for DRIVERNet and its customers. He developed specific web-based products for Volvo Trucks North America, Ambest, Petro Travel Centers, Pilot Travel Centers, Caterpillar Engines, and TravelCenters of America. Prior to joining DRIVERNet, Mr. Dillman was Art Director for Wendfall Productions. In this position he managed development for interactive gaming and mixed-mode CD’s for Sony Music and Ardent Records. Mr. Dillman earned a Bachelor of Fine Arts degree from the University of Tulsa, Tulsa, OK.

Matthew R. McKenzie

Mr. McKenzie was appointed Chief Financial Officer on September 1, 2006. Mr. McKenzie, a Certified Public Accountant, has over twelve years of financial and operational management experience. He initially was employed by SiriCOMM from February 2005 until September 2005 as its Controller and Director of Customer Support. Prior to rejoining SiriCOMM, Mr. McKenzie was the Director of Financial Services for The Empire District Electric Company (NYSE:EDE) (“Empire”). At Empire Mr. McKenzie was involved in funding transactions and merger and acquisition activities. From September 2001 until February 2005 Mr. McKenzie was the Chief Financial Officer and President of Fast Freedom, Inc., a subsidiary of Empire. Fast Freedom is the largest internet service provider in Joplin, Missouri. From July 2001 to May 2002 Mr. McKenzie was a consultant and Chief Financial Officer of Fast Freedom. While at Fast Freedom, Mr. McKenzie was responsible for that company’s P&L, strategic planning, sales and marketing and customer service, as well as accounting and human resources. While at Fast Freedom Mr. McKenzie was instrumental in its growth from a start-up company into the largest Internet service provider in the Joplin, Missouri area. Mr. McKenzie received a Bachelor of Science degree in Business Administration from Missouri Southern State University.

Terry W. Thompson

Mr. Thompson was elected to the Board of Directors in August 2003. In 2002, Mr. Thompson retired as President of Jack Henry and Associates, a provider of integrated computer systems and processor of ATM and debit card transactions for banks and credit unions. Mr. Thompson joined Jack Henry in 1990 as Chief Financial Officer was appointed President in 2001 guiding the Company from $15 million in revenues to more than $365 million and from 98 employees to 2300 employees. Mr. Thompson was named Chairman of the Company’s Audit Committee and serves as its financial expert.

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

Richard P. Landis

Richard P. Landis was elected to the Board of Directors in September 2006. Mr. Landis is currently the President and CEO of Heavy Vehicle Electronic License Plate, Incorporated (HELP, Inc.), the largest public-private transportation partnership in the United States. HELP, Inc. is a not-for-profit company that deploys technology coast to coast that improves the safety, efficiency and convenience of highway travel for commercial operators. Among the services Mr. Landis oversees at HELP, Inc. is PrePass, which automates compliance verification with state safety, credential, weight and tax requirements at weigh scales, ports of entry and agricultural inspection facilities. PrePass operates in 26 states at more than 260 locations, has a customer base of more than 55,000 commercial motor carriers operating nearly 400,000 vehicles. Prior to joining HELP, Inc., Mr. Landis spent seven and a half years in public service at the U.S. Department of Transportation as the top federal regulator of the interstate truck and bus industries. His responsibilities included the development and enforcement of safety policies and programs, hazardous materials and vehicle rules and regulations, and vehicle dimension regulation. Prior to joining the U.S. DOT Mr. Landis was an officer with the Arizona Department of Public Safety retiring as a Commander. Mr. Landis is a member of the Intelligent Transportation Society of America’s Board of Directors.

Board of Directors; Committees

The Board of Directors has the responsibility for establishing corporate policies and for the overall performance of the Company. The Board of Directors held 8 meetings during fiscal 2006. During fiscal year 2006 all other actions requiring the approval of the Board of Directors were taken by unanimous written consent.

Audit Committee

On June 14, 2004, the Board of Directors established an audit committee. William P. Moore,Terry W. Thompson and Richard P. Landis are the members of the Audit Committee. The members of the Audit Committee met twice between November 28, 2005 and January 10, 2006. The functions of the Audit Committee include the following:

•	Appointing or replacing the independent public accountants of the Company;

•	Reviewing the scope of the prospective annual audit and reviewing the results thereof with the independent public accountants;

•	Determining the independence of the independent public accountants;

•	Making inquires with respect to the appropriateness of accounting principles followed by the Company; and

•

Receiving and reviewing reports from Company management relating to the Company’s financial reporting process, the adequacy of the Company’s system of internal controls, and legal and regulatory matters that may have a material impact on the Company’s financial statements and compliance policies.

Compensation Committee

On February 6, 2006, the Board of Directors established a compensation committee to establish guidelines by which to compensate officers and significant employees. William P. Moore, Terry W. Thompson and Richard P. Landis are the members of the Compensation Committee.

Executive Committee

On November 1, 2006, the Board of Directors established an executive committee. William Graham, William P. Moore and Henry P. Hoffman were appointed to the Executive Committee. Mr. Graham is the Chairman of this committee.

The Executive Committee shall, subject to applicable law, exercise all of the powers and authority of the Board of Directors in the management of the business and affairs of the Company in the interim between meetings of the Board, provided, however, that the Executive Committee has no power to:

(a)	approve or recommend to shareholders actions or proposals required by law to be approved by shareholders;
(b)	fill vacancies on the Board or any committee thereof;
(c)	adopt, amend or repeal the Bylaws or any resolution of the Board;
(d)	declare any dividend or make any other distribution to the shareholders;
(e)	adopt an agreement of merger or consolidation;
(f)	authorize or approve the issuance or sale or contract for the sale of securities, except within limits specifically prescribed by the Board;
(g)	take any action not properly delegated to the Committee by the Board

Nominating Committee

The Company does not have a nominating committee. The Board of Directors as a whole performs the functions customarily attributable to a nominating committee.

Compensation of Directors

On December 20, 2005, the Board authorized the following compensation package for its independent board members:

•	Annual Cash Retainer - $5,000 per fiscal year

•	Meeting Fee - $1,000 plus reasonable travel-related expenses for on-site board meetings and/or on-site committee meetings, and $500 for meetings conducted or attended by telephone.

Stock Options. New independent board members receive an initial grant of twenty-five thousand (25,000) options to purchase Common Stock. The options vest over thirty months in the following manner: (i) 10,000 options in six (6) months from date of election; (ii) 7,500 options on the eighteen-month anniversary of the date of election; and (iii)7,500 options on the thirty-month anniversary of the date of election. Each of these options will be priced at 110% of the market price of the Company’s common stock at the date of issuance. In addition, on their anniversary of appointment, all board members will receive an annual grant of 10,000 three (3) year options to purchase Common Stock. These options will be priced at market on the date of issuance.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 2004, all Reporting Persons timely complied with all filing requirements applicable to them.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2006 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers and Directors and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives.

ITEM 10

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2004, 2005 and 2006. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year Ended September 30	Salary ($)	Bonus ($)	Options/SARS (#)

William W. Graham	2006	$51,048(c)		50,000
President, CEO and Director	2005
	2004

Henry P. Hoffman	2006	$225,000(b)	—	—
Former President and CEO	2005	218,750(a)	—	—
Chairman	2004	175,000	—	—

David N. Mendez	2006	$166,667(b)	—	—
EVP-Sales and Marketing;	2005	161,458(a)	—	—
Director	2004	125,000	—	—

Kory S. Dillman	2006	$166,667(b)	—	—
EVP–Internet Business	2005	161,458(a)	—	—
Development	2004	125,000	—	—

J. Richard Iler	2006	$181,459(d)	$15,000	—
Former Chief Financial	2005	$130,000	—	15,000
Officer	2004	$75,831	—	145,000

____________

(a)	Includes payments of previously accrued and unpaid salary of $93,750 to Mr. Hoffman and $78,125 each to Messrs. Mendez and Dillman.
(b)	Includes payments of previously accrued and unpaid salary of $50,000 to Mr. Hoffman and $41,667 each to Messrs. Mendez and Dillman.
(c)	Includes $1,700 of health insurance reimbursement.
(d)	Includes $64,983 of moving expenses.

Employment Agreements

We have the following employment agreements with our executive officers.

William W. Graham

On August 31, 2006, we entered into an employment agreement with William W. Graham, our President and Chief Executive Officer for a term of two years. The employment agreement calls for annual compensation of $250,000 and the issuance of an aggregate of 100,000 shares of our common stock, 50,000 shares vest on the first day of the thirteenth month of the term of the agreement and the other 50,000 shares vest on the last day of the term of the agreement.

Henry P. Hoffman

On July 5, 2006, Mr. Hoffman agreed to terminate his employment agreement dated February 19, 2002, simultaneously with his resignation as our President and CEO. At the same time we entered into a new employment agreement with Mr. Hoffman to serve as our Chairman for an initial term of two years commencing July 5, 206. The term automatically renews for one additional year unless the Company or Mr. Hoffman provides written notice not to renew at least 90 days prior to the end of the term. Mr. Hoffman will receive an annual salary of not less than $175,000 per year under this agreement. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors.

David Mendez

Mr. Mendez’ employment agreement, dated February 19, 2002 had an initial term of three (3) years and a base annual salary of $125,000. Thereafter, the agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors. The Board of Directors has notified Mr. Mendez that it is not renewing this agreement.

Kory S. Dillman

Mr. Dillman’s employment agreement, dated February 19, 2002 had an initial term of three (3) years and a base annual salary of $115,000, which has been increased to $125,000. Thereafter, the agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors. The Board of Directors has notified Mr. Dillman that it is not renewing this agreement.

Matthew R. McKenzie

On September 1, 2006 we entered into a letter agreement with Matthew R. McKenzie under which Mr. McKenzie agreed to serve as our Chief Financial Officer commencing September 1, 2006. The agreement calls for annual compensation of $135,000, a one-time $10,000 signing bonus, health insurance reimbursement benefits until Mr. McKenzie is eligible for the Company’s health benefit plan, and a grant of 75,000 options to purchase the Company’s common stock at $.97 per share.

Stock Options

OPTIONS/SAR GRANTS TABLE

Option/SAR Grants in the Last Fiscal Year

Individual Grants

Name and Principal Position	Fiscal Year	Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

William W. Graham	2006	50,000	29%	$1.12	6/27/11
President, CEO and Director

Henry P. Hoffman	2006	-0-	0.0%	-0-	—
Chairman of the Board

David N. Mendez	2006	-0-	0.0%	-0-	—
EVP- Sales and Marketing and Director

Kory S. Dillman	2006	-0-	0.0%	-0-	—
EVP – Internet Business Development

Matthew R. McKenzie	2006	75,000	43%	$.97	9/1/11
Chief Financial Officer

OPTIONS/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Value

Name and Principal Position	Fiscal Year	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable	Value of Unexercised In-the-money Options/SARs at FY-End ($) Exercisable / Unexercisable

William W. Graham	2006	-0-	-0-	(E)-50,000- / (U)-0-	(E)$0 /(U)$0
President, CEO and Director

Henry P. Hoffman	2006	-0-	-0-	(E)-0- / (U)-0-	(E)$0 /(U)$0
Chairman of the Board

David N. Mendez	2006	-0-	-0-	(E)-0- / (U)-0-	(E)$0 /(U)$0
EVP- Sales and Marketing and Director

Kory S. Dillman	2006	-0-	-0-	(E)-0- / (U)-0-	(E)$0 /(U)$0
EVP – Internet Business Development

Matthew R. McKenzie	2006	-0-	-0-	(E)-75,000- / (U)-0-	(E)$0 /(U)$0
Chief Financial Officer

J. Richard Iler	2006	-0-	-0-	(E)-155,000- / (U)-0-	(E)$0 /(U)$0
Former Chief Financial Officer

2002 Incentive Stock Option Plan

In 2002, the Company adopted the 2002 Equity Incentive Plan (the “Plan”). The Plan designates a Stock Option Committee appointed by the Board of Directors and authorizes the Stock Option committee to grant or award to eligible participants of the Company and its subsidiaries and affiliates, until May 15, 2012, stock options, stock appreciation rights, restricted stock performance stock awards and Bonus Stock awards for up to 3,000,000 shares of the New Common Stock of the Company. The initial members of the Stock Option Committee have not yet been appointed. During fiscal 2006, the Company issued 165,000 options and or bonus shares under the plan.

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

3. Stock Options. The Plan permits the granting of non-transferable stock options that are intended to qualify as incentive stock options (“ISO’s”) under section 422 of the Internal Revenue Code of 1986 and stock options that do not so qualify (“Non-Qualified Stock Options”). The option exercise price for each share covered by an option shall be determined by the Stock Option Committee but shall not be less than 100% of the fair market value of a share on the date of grant. The term of each option will be fixed by the Stock Option Committee, but may not exceed 10 years from the date of the grant in the case of an ISO or 10 years and two days from the date of the grant in the case of a Non-Qualified Stock Option. In the case of 10% stockholders, no ISO shall be exercisable after the expiration of five (5) years from the date the ISO is granted.

4. Stock Appreciation Rights. Non-transferable stock appreciation rights (“SAR’s”) may be granted in conjunction with options, entitling the holder upon exercise to receive an amount in any combination of cash or unrestricted common stock of the Company (as determined by the Stock Option Committee), not greater in value than the increase since the date of grant in the value of the shares covered by such right. Each SAR will terminate upon the termination of the related option.

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

9. Termination of Benefits. In certain circumstances such as death, disability, and termination without cause, beneficiaries in the Plan may exercise options, SAR’s and receive the benefits of restricted stock grants following their termination or their employment or tenure as a Director as the case may be.

10. Change of Control. The Plan provides that (a) in the event of a “Change of Control” (as defined in the Plan), unless otherwise determined by the Stock Option Committee prior to such Change of Control, or (b) to the extent expressly provided by the Stock Option Committee at or after the time of grant, in the event of a “Potential Change of Control” (as defined in the Plan), (i) all stock options and related SAR’s (to the extent outstanding for at least six months) will become immediately exercisable: (ii) the restrictions and deferral limitations applicable to outstanding restricted stock awards and deferred stock awards will lapse and the shares in question will be fully vested: and (iii) the value of such options and awards, to the extent determined by the Stock Option Committee, will be cashed out on the basis of the highest price paid (or offered) during the preceding 60-day period, as determined by the Stock Option Committee. The Change of Control and Potential Change of Control provisions may serve as a disincentive or impediment to a prospective acquirer of the Company and, therefore, may adversely affect the market price of the common stock of the Company.

11. Amendment of the Plan. The Plan may be amended from time to time by majority vote of the Board of Directors provided as such amendment may affect outstanding options without the consent of an option holder nor may the plan be amended to increase the number of shares of common stock subject to the Plan without stockholder approval.

In December 1998, the Company adopted the Fountain Pharmaceuticals, Inc. 1998 Stock Option Plan (the “1998 Plan”). Nonqualified and incentive stock options may be granted under the 1998 Plan. The term of options granted under the 1998 Plan are fixed by the plan administrator provided, however, that the maximum option term may not exceed ten (10) years from the grant date and the exercise price per share may not be less than the fair market value per share of the Common Stock on the grant date. Under the 1998 Plan, all full-time employees of the Company or its subsidiaries, including those who are officers and directors, non-employee directors and consultants are eligible to receive options pursuant to the 1998 Plan, if selected. Directors and consultants are also eligible. The 1998 Plan provided for the authority to issue options covering up to 750,000 shares of the Company’s Common Stock; provided, however, that option to purchase no more than 500,000 shares shall be granted to any one participant. As a result of the 60 for 1 reverse stock split effectuated on November 21, 2002, the 1998 Plan covers only 12,500 shares of the Company’s common stock and the Board abandoned this plan.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 28, 2006, the number and percentage of shares of Common Stock of the Company, owned of record and beneficially, by each person known by the Company to own 5% or more of such stock, each director of the Company, and by all executive officers and directors of the Company, as a group:

Amount and Nature of Beneficial Ownership

Name and Address	Amount of Beneficial Ownership (1)	Percent of Beneficial Ownership (2)

William W. Graham (3)	152,082	0.60%
4710 East 32nd Street
Joplin, MO 64804

Henry P. Hoffman (4)	5,611,303	22.32%
4710 East 32nd Street
Joplin, MO 64804

David N. Mendez	1,063,331	4.23%
4710 East 32nd Street
Joplin, MO 64804

Kory S. Dillman	1,023,535	4.07%
4710 East 32nd Street
Joplin, MO 64804

Matthew R. McKenzie (5)	75,000	0.30%
4710 East 32nd Street
Joplin, MO 64804

Terry W. Thompson (6)	390,884	1.54%
406 N. Belaire
Monett, MO 65708

William P. Moore, III (7)	8,139,867	27.57%
10801 Mastin, Suite 920
Overland Park, KS 66210

Richard P. Landis (10)
608 LaLoma Avenue
Litchfield, AZ 85340	0	—

Quest Capital Alliance LLC (8)	1,334,582	5.27%
3140 E. Division
Springfield, MO 65802

Robert J. Smith (9)	1,546,841	6.06%
3865 E. Turtle Hatch
Springfield, MO 65809

All Directors and Officers as a Group
(8 Persons)(3)(4)(5)(6)(7)(10)	16,456,002	55.12%

(1)

Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire within 60 days through the exercise of warrants or the conversion of Preferred Stock pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the Securities Exchange Act of 1934.

(2)	Based upon 25,134,676 shares issued and outstanding.
(3)

Includes 50,000 shares which may be obtained by Mr. Graham upon the exercise of a like number of options exercisable at $1.12 per share, 16,666 shares which may be obtained upon the exercise of a like number of warrants exercisable at $2.50 per share and 18,750 shares which may be obtained upon the exercise of a like number of warrants exercisable at $2.40 per share..

(4)	Includes 47,280 shares of which Mr. Hoffman is named as custodian.
(5)	Composed of 75,000 shares which may be obtained by Mr. McKenzie upon the exercise of a like number of options exercisable at $0.97 per share.
(6)

Includes 150,600 shares which may be obtained by Mr. Thompson upon the exercise of a like number of warrants exercisable at $2.00 per share. Also includes 10,000 shares which may be obtained by Mr. Thompson upon the exercise of a like number of options exercisable at $1.90, and 10,000 shares which may be obtained upon the exercise of a like number of options exercisable at $4.05.

(7)

Includes 850,000 shares of common stock and 850,000 shares which may be obtained upon the exercise of a like number of warrants exercisable at $2.00 per share which are held in the William P. Moore III Revocable Trust dated October 9, 2001. Mr. Moore is the trustee of this Trust. Includes 2,898,206 shares of common stock and an aggregate 3,537,661 shares which may be obtained upon the exercise of a like number of warrants exercisable between $1.26 - $3.00 per share owned by Sunflower Capital, LLC, a limited liability company in which Mr. Moore is the managing member. Also includes 4,000 shares which may be obtained upon the exercise of a like number of options exercisable at $1.06. Does not include 6,000 shares which may be obtained by Mr. Moore upon the exercise of a like number of options, as these options have not yet vested.

(8)

Includes 100,000 shares which may be obtained by Quest Capital Alliance upon the exercise of a like number of warrants exercisable at $2.00 per share. Includes 80,582 shares which may be obtained upon the conversion of 161,165 shares of Series A Preferred Stock owned by Quest Capital Alliance.

(9)

Includes 436,000 shares owned by Gunner Investments Corp., a company controlled by Mr. Smith Includes 74,000 shares which may be obtained upon the exercise of a like number of options exercisable at $.50 per share, 150,000 shares which may be obtained upon the exercise of a like number of warrants exercisable at $.50 per share and 154,443 shares which may be obtained upon the exercise of a like number of warrants exercisable at $2.00 per share. Mr. Smith also owns 600,000 shares that are held in street name.

(10)	Does not include 10,000 shares which may be obtained by Mr. Landis upon the exercise of a like number of options, as these options have not yet vested.

As ownership of shares of the Common Stock by each of the Company’s directors and executive officers is included within the foregoing table, and as the Company currently employs no additional executive officers, no separate table has been provided to identify Company stock ownership by management personnel.

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From December 2002 through September 2003, the Company borrowed an aggregate of $375,000 from unaffiliated third parties and $30,000 from the Company’s CEO. The loan from its CEO was repaid in 2004. In connection with these loans, the Company issued the lenders an aggregate 137,782 shares of its common stock. In connection with these loans, the Company’s CEO issued an aggregate of 375,000 options to purchase shares of his own stock at $1.00 per share. On August 8, 2003, Mr. Terry Thompson, who had lent the Company an aggregate of $50,000 and received 19,684 of these shares and 50,000 of the aforementioned options, was elected a director of the Company. The shares were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933. The lenders represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates. The Company utilized the proceeds of these loans for general working capital purposes.

On February 26, 2004 the Company borrowed $1 million from Southwest Missouri Bank. The loan is federally guaranteed by the United States Department of Agriculture as part of the Rural Development Program. This loan is also guaranteed by Mr. Henry P. Hoffman, the Company’s Chairman and CEO, as well as by his wife. The Company has not compensated Mr. Hoffman for providing this guaranty. As of September 30, 2006, this note has been paid and Mr. Hoffman’s guaranty has been released.

On April 11, 2005, SiriCOMM, Inc. consummated the private sale of its securities to Sunflower. The securities sold consisted of units comprised of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. At the closing, the Company sold an aggregate of 1,066,667 units at an aggregate purchase price of $1,600,000 or $1.50 per unit. At the closing, the Company delivered an aggregate of 1,066,667 shares and delivered warrants to purchase an additional 1,066,667 shares of the Company’s common stock.

The warrants entitle the holder to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.50 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

In a separate transaction also consummated on April 11, 2005, the Company sold 413,605 warrants to Sunflower at a purchase price of $53,333 or approximately $.13 per warrant. These warrants entitle the holder to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of five (5) years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in these warrants.

On July 7, 2005, the Company consummated the private sale of its securities to ten (10) investors, including Sunflower. The securities sold consisted of units comprised of shares of the

Company’s common stock and warrants to purchase shares of the Company’s common stock. At the closing, the Company sold an aggregate of 267,833 units at an aggregate purchase price of approximately $401,750 or $1.50 per unit. At the closing, the Company delivered an aggregate of 267,833 shares and delivered warrants to purchase an additional 267,833 shares of the Company’s common stock.

The warrants entitle the holder to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $2.50 per share. The warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in the warrants.

In a separate transaction also consummated on April 11, 2005, the Company sold 25,850 warrants to Sunflower at a purchase price of $3,333.50 or approximately $.13 per warrant. These warrants entitle the holder to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of five (5) years from the date of issuance at an exercise price of $3.00 per share. These warrants contain certain anti-dilution rights and are redeemable by the Company, in whole or in part, on terms specified in these warrants.

On December 27, 2005, the Company entered into a Loan Agreement with Sunflower. The loan is in the principal amount of $500,000 and is evidenced by a Convertible Promissory Note due July 1, 2006. As consideration for Sunflower making the loan, the Company issued to Sunflower a warrant to purchase 200,000 shares of the Company’s common stock at $1.26 per share. The warrant expires December 15, 2010.

Sunflower purchased an aggregate of 1,764,872 Units in the offering, which consisted of a new investment of $1,525,000.05 to purchase 1,326,087 Units and the conversion of a $500,000 Convertible Promissory Note plus accrued interest in the amount of $4,602 to purchase 438,785 Units.

William P. Moore, a director of the Company, is the managing member of Sunflower.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

ITEM 13

  EXHIBITS, LIST AND REPORTS ON FORM 8-K

A. Financial Statements filed as part of this Report:
Page Reference

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheet for the years ended September 30, 2006 and 2005	F-2
Statements of Operations for the years ended September 30, 2006 and 2005	F-3
Statements of Stockholders’ Equity for the years ended September 30, 2006 and 2005	F-4
Statements of Cash Flows for the years ended September 30, 2006 and 2005	F-5
Notes to Financial Statements for the years ended September 30, 2006 and 2005	F-6 through F-18

B. Financial Statement Schedules:
None.

C. The following Exhibits are filed as part of this Report:

Exhibit No.	Description

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

3.5

Certificate of Designation, Preference and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on July 31, 1997 (July 1997 Form 8-K))

3.6

Amended and Restated Certificate of Incorporation of Fountain Pharmaceuticals, Inc. dated November 21, 2002, as filed in the office of the Secretary of State, State of Delaware on November 21, 2002. (Incorporated by reference to Exhibit 99.1 to the November 21, 2002 Form 8-K)

4.1	Copy of Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Form S-1)

4.2	Copy of Specimen Stock Certificate of Series A Preferred Stock (Incorporated by reference to Exhibit 4.3 to the July 1997 Form 8-K)

4.3	Form of warrant issued to the principals of Layne Morgan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.)

4.4	Form of warrant issued to investors on May 4, 2004 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.)

4.5	Form of warrant issued to Sat-Net Communications, Inc. on February 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated February 7, 2005.)

4.6	Form of warrant issued to investors on January 3, 2005 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated December 31, 2004.)

4.7	Form of warrant issued to investors on January 5, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated January 5, 2005.)

4.8	Form of warrant issued to Sunflower Capital LLC on April 22, 2005 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated April 11, 2005.)

4.9	Form of warrant issued to Sunflower Capital LLC on April 22, 2005 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated April 11, 2005.)

4.10	Form of warrant issued to investors on July 7, 2005 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated July 7, 2005.)

4.11	Form of warrant issued to Sunflower Capital on July 7, 2005 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated July 7, 2005.)

4.12	Form of warrant issued to Sunflower Capital on December 27, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated July 7, 2005.)

10.1

Capital Stock Purchase Agreement between Fountain Holdings LLC, Joseph S. Schuchert, Jr. and Park Street Acquisition Corporation dated December 31, 2001. (Incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K Report dated December 31, 2001)

10.2

Capital Stock Purchase Agreement between Fountain Pharmaceuticals, Inc. and Park Street Acquisition Corp. dated December 31, 2001. (Incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K Report dated December 31, 2001)

10.3

Securities Exchange Agreement dated as of April 5, 2002 between the Company and the holders of the common stock of SiriCOMM, Inc. (Missouri) (Incorporated by reference to Exhibit 2.1 to the November 21, 2002 Form 8-K)

10.4

Amendment to Securities Exchange Agreement dated as of June 5, 2002 between the Company and the shareholders of SiriCOMM, Inc. (Missouri) (Incorporated by reference to Exhibit 2.2 to the November 21, 2002 Form 8-K)

10.5

Amendment No. 2 to Securities Exchange Agreement dated as of November 21, 2002 between the Company and the shareholders of SiriCOMM, Inc. (Missouri) (Incorporated by reference to Exhibit 2.3 to the November 21, 2002 Form 8-K)

10.6	Consulting Agreement dated July 2, 2003 between the Company and CLX & Associates (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003)

10.7	Consulting Agreement dated June 2, 2003 between the Company and The Research Works, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003)

10.8

Consulting Agreement and addendums dated May 30, 2003 between the Company and Staunton McLane LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003)

10.9

Employment Agreement dated February 19, 2002 between theCompany and Henry P. Hoffman (Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-KSB for the fiscal year ended September 30, 2003)

10.10

Employment Agreement dated February 19, 2002 between the Company and Kory S. Dillman (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB for the fiscal year ended September 30, 2003)

10.11

Employment Agreement dated February 19, 2002 between theCompany and David N. Mendez (Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-KSB for the fiscal year ended September 30, 2003)

10.12

Letter to Staunton McLane from the Company dated November 28,2003 terminating the service agreement. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-KSB for the fiscal year ended September 30, 2003)

10.13

Consulting Agreement dated April 22, 2004 between the Company and Layne Morgan Technology Group (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004)

10.14

Consulting Agreement dated April 22, 2004 between the Company and Gunner Investments, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004)

10.15	Memorandum of Understanding between the Company and Christenson Transportation, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004)

10.16	Memorandum of Understanding between the Company and Mark Sullivan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004)

10.17

Network Installation Agreement between the Company and Sat-Net Communications, Inc. dated February 7, 2005 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated February 7, 2005.)

10.18

Network Access Services Agreement dated February 7, 2005 between the Company and Idling Solutions, L.L.C. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-QSB for the quarter ended December 31, 2004.)

10.19	Warrant Agreement between the Company and Sunflower Capital LLC dated April 11, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated April 11, 2005.)

10.20	Subscription Agreement between the Company and Sunflower Capital LLC dated April 11, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated April 11, 2005.)

10.21	Form of Subscription Agreement between the Company and investors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated July 7, 2005)

10.22	Warrant Agreement between the Company and Sunflower Capital LLC dated July 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated July 7, 2005.)

10.23	Loan Agreement between the Company and Sunflower Capital LLC dated December 27, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrants Form 8-K dated December 27, 2005.)

10.24	Convertible Promissory Note between the Company and Sunflower Capital LLC dated December 27, 2005 (Incorporated by reference to Exhibit 10.2 to the Registrants Form 8-K dated December 27, 2005.)

10.25

Consulting Agreement dated November 15, 2005 between the Company and Interactive Resources Group, Inc. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-KSB for the year ended September 30, 2005)

10.26	Form of Subscription Agreement between the Registrant and investors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 31, 2006)

10.27	Form of Common Stock Purchase Warrant issued by the Registrant to investors (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated January 31, 2006)

10.28	Form of Registration Rights Agreement between the Registrant and investors (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated January 31, 2006)

10.29	Form of Placement Agent Warrant issued by the Registrant to the Placement Agent (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated January 31, 2006)

10.30	Form of Placement Agent Agreement between the Registrant and Sanders Morris Harris, Inc.(Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated January 31, 2006)

10.31	Amendment Agreement dated March 15, 2006, entered into between the Registrant and Idling Solutions, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated March 15, 2006)

10.32

Amendment Agreement dated March 15, 2006, entered into between the Registrant and Sat-Net Communications, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated March 15, 2006)

10.33	Amendment Agreement dated March 15, 2006, entered into between the Registrant and DirecTruck, L.L.C. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated March 15, 2006)

10.34

Service Agreement dated June 14, 2004, between the Registrant and ViaSat, Inc. (Incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form SB-2/A1 filed with the SEC on April 5, 2006)

10.35

Loan Agreement dated February 8, 2006 between the Registrant and Liberty Bank (Incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form SB-2/A1 filed with the SEC on April 5, 2006)

10.36

Service Agreement dated May 27, 2004 between the Registrant and Pilot Travel Centers, LLC (Incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form SB-2/A1 filed with the SEC on April 5, 2006)

10.37

Service Agreement dated October 4, 2005 between the Registrant and Love’s Travel Stops and Country Stores, Inc. (Incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form SB-2/A1 filed with the SEC on April 5, 2006)

10.38

Service Agreement dated December 20, 2005 between the Registrant and Petro Stopping Centers, LP (Incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form SB-2/A1 filed with the SEC on April 5, 2006)

10.39	Agreement dated April 19, 2006 between the Registrant and ACS Government Solutions, Incorporated (Incorporated by reference to Exhibit 10.0 to the Registrant’s Form 8-K dated May 8, 2006)

10.40	Lease Agreement dated March 20, 2006 between the Registrant and The Spicer LLLP (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2006)

10.41	Lease Agreement dated May 8, 2006 between the Registrant and 4301 Main LLC Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2006)

10.42	Letter Agreement between the Registrant and William W. Graham dated July 5, 2006 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K dated July 5, 2006)

10.43	Employment Agreement between the Registrant and Henry P. Hoffman dated July 5, 2006 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated July 5, 2006)

10.44	Letter Agreement between the Registrant and Matthew R.. McKenzie dated September 1, 2006 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K dated August 31, 2006)

10.45	Employment Agreement between the Registrant and William W. Graham dated August 31, 2006 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated August 31, 2006)

10.46	Consulting Agreement between the Registrant and Interactive Resources Group, Inc. dated March 15, 2006

10.47	Consulting Agreement between the Registrant and Interactive Resources Group, Inc. dated October 2, 2006.

10.48	Manufacturing and Purchase Agreement between the Registrant and Cadco Systems dated October 26, 2006.

10.49	Addendum to VES License Agreement between the Registrant and Vehicle Enhancement Systems, Inc. dated October 31, 2006
10.50	Service Agreement between the Registrant and Truckstops Direct, Inc. dated July 31, 2006

10.51	Consulting Agreement between the Registrant and Interactive Resources Group, Inc. dated October 3, 2006

14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-KSB for the fiscal year ended September 30, 2003)

14.2	Code of Ethics for Financial Executives (Incorporated by reference to Exhibit 14.2 to the Registrant’s Form 10-KSB for the fiscal year ended September 30, 2003)

14.3	Audit Committee Charter (Incorporated by reference to Exhibit 14.3 to the Registrant’s Form 10-KSB for the fiscal year ended September 30, 2004

14.4	Executive Committee Charter

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. We incurred aggregate fees and expenses of approximately $125,648 and $121,700 from BKD, LLP for the 2006 and 2005 fiscal years, respectively. Such fees were primarily for work completed for our 2005 annual audit and 10-QSB filings during the 2005 and 2006 fiscal years.

Tax Fees. We incurred approximately $31,400 and $30,659 in fees from BKD, LLP for the 2006 and 2005 fiscal years, respectively, for professional services rendered for tax compliance, tax advise and tax planning.

All Other Fees. We incurred other fees from BKD, LLP during fiscal years 2006 and 2005 of $14,029 and $4,225, respectively. The fees for 2006 and 2005 were primarily for services associated with filing of an SB-2 and restated financial statements which resulted from comments provided by the Securities and Exchange Commission. The Audit Committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence. All of the services described above since June 14, 2004 were approved by the Audit Committee. Previous to creation of the Audit Committee in June 2004 such services were approved by the Board of Directors pursuant to their respective policies and procedures. We intend to continue using BKD, LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions and other regulatory filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of December, 2006.

SiriCOMM, Inc.
By:	/s/ William W. Graham
William W. Graham President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive	Title	Date

/s/ William W. Graham	President, Chief Executive	December 22, 2006
William W. Graham	Officer and Director

/s/ Matthew R. McKenzie	Chief Financial Officer	December 22, 2006
Matthew R. McKenzie

Directors

/s/ Henry P. Hoffman	Chairman of the Board	December 22, 2006
Henry P. Hoffman

/s/ David N. Mendez	Executive Vice President	December 22, 2006
David N. Mendez	Sales and Marketing and
	Director	-

/s/ Terry W. Thompson	Director	December 22, 2006
Terry W. Thompson

/s/ William P. Moore	Director	December 22, 2006
William P. Moore

/s/ Richard P. Landis	Director	December 22, 2006
Richard P. Landis

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

SiriCOMM, Inc.

Joplin, Missouri

We have audited the accompanying consolidated balance sheets of SiriCOMM, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SiriCOMM, Inc. as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14, the Company changed its method of accounting for conditional asset retirement obligations in 2006.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/	BKD, LLP

Joplin, Missouri

November 17, 2006

SIRICOMM, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND 2005

	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$943,137	$931,787
Accounts receivable	36,256	11,370
Other receivable	25,500	-
Prepaid expenses and other	12,965	5,923

Total current assets	1,017,858	949,080

Property and Equipment, at cost
Equipment	4,021,922	2,547,001
Network equipment in progress of installation	385,054	258,326

	4,406,976	2,805,327
Less accumulated depreciation	1,167,782	412,956

	3,239,194	2,392,371
Software, net of amortization	760,856	145,042

Intangible assets, net of amortization	55,080	2,215,593

Total assets	$5,072,988	$5,702,086

Liabilities and Stockholders' Equity
Current Liabilities
Note payable to bank	$-	$407,346
Accounts payable	742,309	190,221
Accrued salaries	26,873	146,324
Other accrued expenses - network equipment	185,031	-
Other accrued expenses	142,328	112,083
Deferred revenue	148,812	46,561

Total current liabilities	1,245,353	902,535

Other Long Term Liabilities
Asset Retirement Obligation	225,960	-

Total liabilities	1,471,313	902,535

Preferred stock - Series A, cumulative, par value $.001; 500,000 shares authorized; 213,417 shares issued and outstanding; dividend rate of
$0.025 per share per quarter commencing March 2004; liquidation preference
of $1 per outstanding share cash payment	293,449	272,107
Stockholders' Equity
Common stock - par value $.001; 50,000,000 shares authorized; issued and
outstanding 2006 - 25,054,676 shares, 2005 - 20,092,950 shares	25,055	20,089
Additional paid-in capital	20,768,645	15,063,814
Treasury stock, at cost, common; 2006 - 90,000 shares, 2005 - 0 shares	(90,000)	-
Deferred compensation	(261,600)	(631,176)
Retained deficit	(17,133,874)	(9,925,283)

Total stockholders' equity	3,308,226	4,527,444

Total liabilities and stockholders' equity	$5,072,988	$5,702,086

See Notes to Consolidated Financial Statements

SIRICOMM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
Revenues	$1,057,545	$193,741
Operating Expenses:
General and administrative	2,236,919	1,180,685
Salaries	1,631,762	1,112,889
Satellite access fees	999,695	383,935
Impairment loss	1,729,223	-
Depreciation and amortization	1,278,302	752,477

Total operating expenses	7,875,901	3,429,986

Operating loss	(6,818,356)	(3,236,245)

Other Income (Expense)
Interest income	76,524	22,570
Interest expense	(451,032)	(26,593)

	(374,508)	(4,023)

Net loss before cumulative effect of accounting change	(7,192,864)	(3,240,268)

Cumulative effect of accounting change	(15,727)	-

Net loss	$(7,208,591)	$(3,240,268)

Add: Dividends declared on preferred stock	(21,342)	(21,342)

Loss available to common shareholders	$(7,229,933)	$(3,261,610)

Net loss per share, basic and diluted	$(0.31)	$(0.18)

Weighted average shares, basic and diluted	23,269,299	18,407,888

See Notes to Consolidated Financial Statements

SIRICOMM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Deferred	Accumulated	Treasury
	Shares	Amount	Capital	Compensation	Deficit	Stock	Total
Balance, September 30, 2004	16,255,650	$16,252	$8,379,044	$(722,016)	$(6,685,015)	$-	$988,265

Stock and warrants issued for services	2,062,000	2,062	3,996,050	(210,000)	-	-	3,788,112
Stock options and warrants exercised	121,800	122	206,678	-	-	-	206,800
Proceeds from stock issuance	-
- net of consideration of $191,379	1,653,500	1,653	2,446,718	2,448,371
Vesting of deferred compensation	300,840	300,840
Proceeds from issuance of warrants	56,666	56,666
Accrued dividends	-	-	(21,342)	-	-	-	(21,342)
Net loss for the period	-	-	-	-	(3,240,268)	-	(3,240,268)

Balance, September 30, 2005	20,092,950	$20,089	$15,063,814	$(631,176)	$(9,925,283)	$-	$4,527,444

Balance, September 30, 2005	20,092,950	$20,089	$15,063,814	$(631,176)	$(9,925,283)	$-	$4,527,444

Treasury stock purchased, 90,000 shares	-	-	-	-	-	(90,000)	(90,000)
Imputed discount on convertible debt issued	-	-	76,271	-	-	-	76,271
Stock and warrants issued for services	115,000	115	184,701	-	-	-	184,816
Exercise of options and warrants	154,463	155	106,959	-	-	-	107,114
Proceeds from stock issue on Feb 8, 2006 net
of issue costs of $403,285	4,253,478	4,257	4,483,958	-	-	-	4,488,215
Conversion of debt to equity	438,785	439	504,164	-	-	-	504,603
Fair value of beneficial conversion option and
warrants associated with convertible debt	-	-	344,620	-	-	-	344,620
Recognition of warrants earned for software
received	-	-	-	92,000	-	-	92,000
Vesting of deferred compensation	-	-	-	159,576	-	-	159,576
Vesting of warrants earned based on network
site installations	-	-	25,500	118,000	-	-	143,500
Accrued dividends	-	-	(21,342)	-	-	-	(21,342)
Net loss for the period	-	-	-	-	(7,208,591)	-	(7,208,591)

Balance, September 30, 2006	25,054,676	$25,055	$20,768,645	$(261,600)	$(17,133,874)	$(90,000)	$3,308,226

See Notes to Consolidated Financial Statements

SIRICOMM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED
SEPTEMBER 30, 2006 AND 2005

	2006	2005
Operating Activities
Net loss	$(7,208,591)	$(3,240,268)
Items not requiring cash
Depreciation and amortization	1,278,302	752,477
Write-off imputed discount upon debt conversion	76,271	-
Fair value of beneficial conversion option and warrants
associated with convertible debt	344,620	-
Stock-based compensation for services	184,816	106,313
Recognition of deferred compensation	159,576	300,840
Change in accounting principle	15,727
Accretion	4,606
Bandwidth impairment loss	1,729,223
Changes in	-
Current assets	(31,928)	(730)
Accounts payable	552,088	139,405
Accrued expenses	100,428	(56,646)
Deferred revenues	102,251	46,561

Net cash flows used in operating activities	(2,692,611)	(1,952,048)

Investing Activities
Software development costs capitalized	(529,743)	(130,274)
Purchase of furniture and equipment	(1,338,779)	(977,690)

Net cash flows used in investing activities	(1,868,522)	(1,107,964)

Financing Activities
Borrowings under line of credit, net	(407,346)	285,346
Repayments of notes payable	-	(25,000)
Proceeds from related party note	500,000	-
Purchase of treasury stock	(90,000)	-
Proceeds from exercise of stock options and warrants	81,614	206,800
Proceeds from issuance of warrants	-	56,666
Proceeds from sale of common stock	4,488,215	2,448,371

Net cash flows provided by financing activities	4,572,483	2,972,183

Increase in cash and cash equivalents	11,350	(87,829)
Cash and cash equivalents, beginning of year	931,787	1,019,616

Cash and cash equivalents, end of year	$943,137	$931,787

Supplemental Cash Flows Information
Cash paid for interest	$30,141	$28,282
Fixed asset purchases in accrued expenses at year end	$185,031	-
Stock and warrants issued in exchange for services and equipment	$25,500	$3,590,000
Stock options issued in exchange for prepaid consulting services	-	$91,800
Accrued dividends for Series A preferred stock	$21,342	$21,342
Imputed discount for warrants issued with convertible debt	$76,271	-
Conversion of debt to equity	$504,603	-
Recognition of warrants earned for software received	$92,000	-
Recognition of warrants earned for network site installations	$143,500	-

See Notes to Consolidated Financial Statements

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

SiriCOMM, Inc.- Missouri (the “Company”), incorporated in the State of Missouri on April 24, 2000, (“SiriCOMM Missouri”) has developed broadband wireless application service technologies intended for use in the transportation industries.

As part of the transaction treated as a reverse merger on November 21, 2002, SiriCOMM, Inc (f/k/a Fountain Pharmaceuticals, Inc.), a Delaware corporation (the “Company” or “SiriCOMM”) completed the acquisition of all the issued and outstanding shares of SiriCOMM, Inc,- a Missouri corporation (“SiriCOMM Missouri”). An aggregate 9,622,562 shares of common stock were issued to SiriCOMM Missouri shareholders. Furthermore, the Company issued 1,922,000 shares to retire $1,000,000 of convertible notes issued by SiriCOMM Missouri.

The Company commenced its initial product offering of internet access in October 2004 and began revenue generation in December 2004. As the Company is providing services to customers, it no longer considers itself in the development stage.

SiriCOMM Digital Media Group, Inc. was incorporated June 21, 2006 in the state of Delaware. This corporation was formed in anticipation of offering multimedia services via our hot spots. To date, the corporation has not commenced operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: SiriComm Missouri and SiriComm Digital Media, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2006 and 2005, cash equivalents consisted primarily of money market accounts with banking institutions. Approximately $700,000 was held in two institutions in excess of federally insured limits as of September 30, 2006.

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

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

Description	Assigned Lives
Equipment	3-5 years

Software

Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, costs incurred, including coding, testing and product quality assurance, are capitalized.

Amortization is provided using the straight-line method over the estimated economic life of the software. Amortization commences when a product is available for general resale to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. The Company has yet to amortize capitalized costs associated with internally developed software. Amortization expense for software acquired externally was $12,568 and $6,638 for 2006 and 2005, respectively.

Intangible Assets

The costs of licenses and satellite bandwidth access acquired are amortized over the estimated useful life of each asset. Annual amortization is computed using the straight-line method.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.

Preferred Stock – Redeemable and Convertible

The Company authorized 500,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), par value of $.001 per share, during fiscal year 2004. The shares may be converted to fully-paid and non-assessable shares of Common Stock at the option of the holder at $2.00 per share. The Series A Preferred Stock are redeemable at the option of the holder at any time after December 10, 2006 a redemption price equal to 110% of the stated value, plus an amount per share equal to all accrued and unpaid dividends.

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

Cumulative preferred dividends in arrears for 2006 and 2005 were $58,690 and $37,348, respectively.

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

Advertising

The Company incurred advertising expenses of $78,516 and $41,612 during 2006 and 2005, respectively.

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

Equity Incentive Plan

At September 30, 2006, the Company has a stock-based equity incentive plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended September 30
	2006	2005
Net loss as reported	$(7,208,591)	$(3,240,268)
Less: Total stock-based employee compensation cost
determined under the fair value based method, net of
income taxes	(61,894)	(131,393)

Pro forma net income	$(7,273,485)	$(3,371,661)

Earnings (loss) per share:
Basic and diluted - as reported	$(0.31)	$(0.18)

Basic and diluted - pro forma	$(0.31)	$(0.18)

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net earnings.

Note 2:	Management’s Consideration of Going Concern Matters

The Company has incurred losses and negative operating cash flows for several years. The financial statements have been prepared using the going concern basis of accounting. This basis assumes realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, SiriCOMM has financed its activities primarily from short term loans and the placement of private equity. SiriCOMM has completed all of the 400 sites which were part of its initial network. The Company commenced selling its InTouch internet access in December 2004.

In order to enhance its product offerings, the Company requires funding to continue to build additional sites, develop additional applications and provide working capital. The Company is pursuing financing and additional equity investment, however, there can be no assurances that the Company will be able to raise the additional financing necessary. Although not currently planned, realization of assets in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in these financial statements.

Note 3:	Intangible Assets

Long-lived assets to be held and used are reviewed for impairment at each balance sheet date, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If an indication exists that assets may have suffered an impairment loss, the recoverable amount of the asset is estimated in order to determine the extent of the loss (if any). Determination of recoverability and measurement of an impairment loss for assets management expects to hold and use is based on the fair value of the asset.

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

During the fourth quarter, 2006, we determined our intangible asset relating to a contract for prepaid bandwidth may be subject to impairment, due to declining market prices. We compared the cost allocated to the prepaid asset with the cost to purchase bandwidth on the open market and concluded the carrying value of the asset should be reduced to zero and an impairment loss of $1,729,223 recognized as an expense.

The carrying basis and accumulated amortization of recognized intangible assets at September 30, 2006 and 2005 are noted below.

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License to operate hubs	$91,800	$36,720	$91,800	$18,360
Bandwidth access	—	—	2,520,180	378,027

	$91,800	$36,720	$2,611,980	$396,387

Amortization expense of intangible assets for the years ended December 31, 2006 and 2005 was $531,740 and $396,387, respectively. Estimated amortization expense for each of the remaining three years is:

2007	$ 18,360
2008	18,360
2009	18,360

Note 4:	Line of Credit

During 2006, the Company closed a line of credit with Southwest Missouri Bank for the purchase of network infrastructure equipment. This note was 80% guaranteed by the US Department of Agriculture and secured by network equipment. This note was further personally guaranteed by SiriCOMM’s majority shareholder. The note was a demand note, with monthly payments of accrued interest at an initial rate of 5.5% on the guaranteed portion and 7.0% on the unguaranteed portion plus monthly principal payments of $2,358. Also during 2006, the Company obtained a six month line of credit with Liberty Bank in the amount of $500,000. This note was secured by a certificate of deposit held at Liberty Bank. The note required monthly payments of accrued interest at a rate of 5.25% with payment in full due at the end of the six month term. As of September 30, 2006, this note had matured and the line of credit had been closed.

As of September 30, 2005, the weighted average interest rate on the Company’s lines of credit was 5.8%.

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

Note 5:	Stockholders’ Equity

Common Stock

On December 21, 2005, the Company entered into a loan agreement with Sunflower Capital, LLC (“Sunflower”). Sunflower is managed by William P. Moore, a member of the Company’s Board of Directors, Audit Committee, Compensation Committee and Executive Committee. The loan was in the principal amount of $500,000 and was evidenced by a Convertible Promissory Note due July 1, 2006. As consideration for Sunflower making the loan, the Company issued to Sunflower a warrant to purchase 200,000 shares of the Company’s common stock at $1.26 per share. Upon the closing of the private placement described below the note converted into 438,785 common shares at the rate of $1.15 per unit, and an equivalent number of warrants.

The Company consummated a private placement during 2006 whereby the Company issued 4,692,263 common shares and certain warrants to purchase additional shares. The net proceeds from this placement were $4,992,818. As part of the placement, Sunflower Capital purchased an aggregate of 1,764,872 units, which consisted of a new investment of $1,525,000 and the conversion of the note discussed above.

Also during 2006, 115,000 common shares were issued for various services provided. The total equity value recorded based on these transactions was $184,816.

154,463 warrants and options were exercised in 2006, resulting in total equity recorded of $107,114.

The Company consummated a private placement during 2005 whereby the Company issued 319,000 common shares and certain warrants to purchase additional shares. The net proceeds from this placement were $550,580.

During 2005, the Company consummated the private sale of common stock with Sunflower whereby 1,066,667 shares and a like number of warrants were issued to Sunflower for $1,600,000.

During 2005, the Company received funds from the private sale of its securities to ten investors, including Sunflower. The Company received $401,750 for issuing 267,833 common shares and certain warrants to purchase additional shares.

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

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

The Company issued an aggregate of 388,961 shares to individuals to convert $388,961 of debt to equity. Among the investors converting their debt was Terry W. Thompson, a director of the Company, who converted $50,600 of debt to common stock. Additionally, the Company issued 40,610 shares to the Company’s SEC counsel as payment for $44,000 of legal services rendered to the Company.

Additional Paid in Capital

During 2006, an additional $344,620 was recorded due to the beneficial conversion option associated with the conversion of the Sunflower note in the private placement previously described.

During 2005, the Company received $56,666 from William P. Moore, a director, in exchange for warrants to purchase common stock at a future date.

Pursuant to an agreement entered into during 2005, the Company recorded $25,500 and $91,800 in 2006 and 2005, respectively, for the value of options granted as payment for a 5-year license agreement.

Deferred Compensation

During 2006, the Company recognized $210,000 of deferred compensation which had been recorded in 2005 in association with the Sat-Net agreement discussed above to account for the value of warrants not vested at the time of issuance.

During 2004, the Company entered into a consulting agreement with Gunner Investments, Inc. for the issuance of 436,000 shares whereby 87,200 shares can be realized annually upon meeting certain performance measurements over a 5-year period. As of September 30, 2006 and 2005, 174,400 and 261,600 shares, respectively, were outstanding but potentially forfeitable if performance measures are not met by the consultant. As of September 30, 2006and 2005, the Company has recorded a deferred compensation in the amount of $261,600 and $421,176 respectively, against equity to account for the potentially forfeitable shares. $159,576 of equity was realized to account for the 87,200 shares that vested during 2006.

Non-Employee Warrants and Options

The Company issued non-employee warrants and options during 2006and 2005 for various purposes, including completion of consulting arrangements, private placements, and installation of network assets. Exercise dates of all non-employee warrants and options range from November 2006 to December 2013. A summary of the non-employee warrants and options activity for the years ended September 30, 2006 and 2005 is presented below.

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

	2006		2005
	Warrants	Weighted-Average Exercise Price	Warrants	Weighted-Average Exercise Price
Outstanding, beginning of year	6,762,573	$2.22	3,274,518	$1.89
Granted	5,376,876	$1.53	3,600,855	$2.50
Exercised	(114,800)	$.59	(112,800)	$1.75

Outstanding, end of year	12,024,649	$1.93	6,762,573	$2.22

The following table summarizes information about non-employee warrants and options outstanding at September 30, 2006:

Warrants and Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price
$.50 - $1.45	848,513	3.2 years	$.93
$1.50 - $2.00	8,343,245	2.8 years	$1.70
$2.40 - $2.50	1,796,400	3.4 years	$2.48
$3.00 - $4.00	699,455	2.9 years	$3.16
$4.50 - $4.75	337,036	2.1 years	$4.56

Note 6:	Operating Leases

During 2006, the Company entered into two lease agreements for office space: 5,490 square feet in Joplin, Missouri and 2,472 square feet in Kansas City, Missouri. The Company also entered into an license agreement to use an office suite in Overland Park, Kansas. The lease agreements are both for three year periods and the license agreement is for a 13 month period. Rent expense for 2006 and 2005 was $29,704 and $14,900, respectively.

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

Our obligations over the next five years are as follows:

Operating Leases and Commitments
FY2007	$ 75,368
FY2008	$ 65,039
FY2009	$ 25,400
FY2010	—
FY2011	—
Total Commitments	$165,807

Note 7:	Income Taxes

The provision for income taxes includes these components:

	2006	2005
Taxes currently payable	—	—
Deferred income taxes	—	—

Income tax expense (benefit)	$0	$0

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2006	2005
Computed at the statutory rate (34%)	$(2,450,921)	$(1,101,691)
Increase (decrease) resulting from
Nondeductible expenses	465,237	72,114
State income taxes	(229,081)	(106,663)
Changes in the deferred tax asset valuation allowance	2,214,765	1,136,240

Actual tax expense (benefit)	$0	$0

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2006	2005
Deferred tax assets
Stock-based compensation and loan costs	$—	$385,842
Accrued salaries	—	44,520
Start-up costs	112,796	111,686
Net operating loss carryforwards	4,411,694	2,355,235
Stock based bandwidth expenses	95,877	—
Impairment of prepaid bandwidth	605,228	—
Other	7,465	17,322

	5,233,060	2,914,605

Deferred tax liabilities
Depreciation	(250,907)	(64,416)
Stock-based bandwidth expenses	—	(82,801)
Software development costs	(43,713)	(43,713)
Network installation expenses	(71,697)	(71,697)

	(366,317)	(262,627)

Net deferred tax asset (liability) before
valuation allowance	4,866,743	2,651,978

Valuation allowance
Beginning balance	2,651,978	1,515,738
Increase during the period	2,214,765	1,136,240

Ending balance	4,866,743	2,651,978

Net deferred tax asset (liability)	$0	$0

The Company also has unused tax operating loss carryforwards of approximately $12,600,000 which expire between 2023 - 2026.

Note 8:	Equity Incentive Plan

Stock Option Plan

The Company has adopted a stock option plan under which the Company may grant options that vest immediately to its employees for up to 3,000,000 shares of common stock. Pursuant to the stock option plan, the Company may issue to eligible persons, stock options, stock appreciation rights, restricted stock performance awards and bonus stock until May 15, 2012. The exercise price

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

of each qualified incentive option is greater than or equal to the fair value of the Company’s stock on the date of grant. The Company may issue non-qualified options at any price the Board of Directors deems fair. An option’s maximum term is 10 years.

A summary of the status of the plan at September 30, 2006 and 2005 and changes during the years then ended is presented below:

	2006		2005
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding, beginning of year	423,500	$1.84	306,500	$1.89
Granted	175,000	$1.25	136,000	$1.84
Exercised	69,000	$1.01	(9,000)	$1.00
Forfeited	142,500	$2.35	(10,000)	$4.05

Outstanding, end of year	387,000	$1.53	423,500	$1.84

Options exercisable, end of year	381,000	$1.54	418,000	$1.83

The fair value of options granted is estimated on the date of the grant using the fair value based method (tri-nomial model) with the following weighted-average assumptions:

	2006	2005

Dividend per share	$ 0	$ 0
Risk-free interest rate	2-5%	2-5%
Expected life of options	1-6 years	1-6 years
Expected volatility	75%	75%
Weighted-average fair value of options granted during the year (less options both granted and expired in the same year)	$0.44	$0.78

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

The following table summarizes information about stock options under the plan outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$.97	75,000	4.9 years	.97	75,000	$.97
$1.00 – 1.90	267,000	7.1 years	1.26	261,000	$1.26
$4.05 – 4.50	45,000	4.6 years	4.15	45,000	$4.15

Note 9:	Related Party Transactions

As described in Note 5, Sunflower Capital, LLC, purchased certain common stock and warrants of the Company during 2006 and 2005. William P. Moore, managing member of Sunflower, is a member of the Company’s Board of Directors, Audit Committee, Compensation Committee and Executive Committee.

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

Notes Payable and Long-term Debt

Fair value is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2006 and 2005.

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$943,137	$943,137	$931,787	$931,787

Financial liabilities

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

Notes payable and long-term debt	$—	$—	$407,346	$407,346

Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Asset Retirement Obligations

The Company has recorded an estimated liability for the fair value of expected cash flows required to reclaim certain property after network sites are no longer in use. Actual costs associated with the harvesting of these sites may be materially different from the estimated costs accrued.

Equity Incentive Plan

The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 – Accounting for Stock-Based Compensation. The Company uses a trinomial options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The weighted-average assumptions in determining fair value for both 2006 and 2005 are further outlined in Note 8.

Note 11:	Commitments

Employment agreements

During 2006, the Company had four executive employee agreements with certain officers and directors. At year end, two agreements obligate the Company to pay aggregate compensation of $425,000 annually through August 2008. Two agreements, which were subsequently terminated and described in Note 13, obligated the Company to pay aggregate compensation of $250,000 through 2007.

Note 12:	Subsequent Events

Subsequent to year end, the Board of Directors gave notice to two Officers that the Company was not renewing their employment agreements. These Officers have remained employees of the Company.

On October 2, 2006, SiriCOMM entered into a consulting agreement with IRG whereby SiriCOMM agreed to issue IRG an aggregate of 300,000 shares in 25,000 share installments commencing October 15, 2006, and 25,000 shares a month for the next 11 months. Through November 17, 2006, the Company has issued 50,000 shares to IRG under this Agreement.

In addition, SiriCOMM, pursuant to the consulting agreement agreed to issue IRG 200,000

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

common stock purchase warrants exercisable at $1.50. These warrants are expected to be issued on or about January 3, 2007.

On October 3, 2006, SiriCOMM entered into a separate consulting agreement with IRG, whereby SiriCOMM agreed to issue IRG 328,143 common stock purchase warrants exercisable at $1.00 per share.

On October 16, 2006, SiriCOMM issued 30,000 shares of its common stock to MarketSphere Consulting, Inc. for services rendered to the Company.

On November 6, 2006, the Company’s Board of Directors authorized a one-year extension of the expiration date of each of the Company’s issued and outstanding warrants.

Note 13:	Asset Retirement Obligation and Change in Accounting Principle

The Company changed its method of accounting for asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation No. 47 requires the Company to recognize an asset retirement obligation associated with the retirement of a tangible long-lived asset in the period incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset. The cumulative effect of the change on prior years resulted in a charge to income of $15,727, which is included in income for the year ended September 30, 2006. The effect of the change on the year ended September 30, 2006 was to decrease income before the cumulative effect of the accounting change by $26,588. The pro forma effects of the application of Interpretation No. 47 as if the Statement had been adopted at the beginning of 2005 (rather than 2006) are presented below.

	2006	2005
Net loss before cumulative effect of accounting change	$(7,192,864)	$(3,252,402)

The Company is contractually required to harvest equipment from access sites after the sites are no longer in use. The Company recognized the fair value of the asset retirement obligation and capitalized that cost into the cost of equipment. These costs are depreciated on the straight line basis over the estimated life of the equipment.

The pro forma asset retirement obligation liability balances as if Interpretation No. 47 had been adopted on October 1, 2005 (rather than September 30, 2006) are at follows:

	2006	2005
Pro Forma Amounts of Liability for Asset Retirement
Obligation, Beginning of Year	$107,534	$35,926
Pro Forma Amounts of Liability for Asset Retirement
Obligation, End of Year	$225,960	$107,534

October 1, 2005 balance upon adoption of FASB Interpretation 47	$107,534
Liabilities incurred	113,820
Accretion expense	4,606

Asset Retirement Obligation, September 30, 2006	$225,960

SiriCOMM, Inc.

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

Note 14:	Future Change in Accounting Principle

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.

The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company will be required to adopt Statement 123(R) at the beginning of the first interim or annual reporting period of the first fiscal year beginning after December 15, 2005. Management has estimated that the application of this Statement will not have a material impact on the Company’s financial statements.