Form 10QSB
period 2006-12-31
SIRICOMM INC
filed 2007-02-20
CIK 851199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Period Ended

December 31, 2006	Commission File No. 0-18399

SIRICOMM, INC.

(Exact name of Company as specified in its Charter)

Delaware	62-1386759
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4710 East 32nd Street, Joplin, Missouri	64804
(Address of Principal Executive Office)	(Zip Code)

Company’s telephone number, including area code:	(417) 626-9971

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

Yes ☒	No ☐

The number of shares outstanding of the Company’s Common Stock, $.001 par value, as of February 16, 2007 was 25,237,991.

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Balance Sheets as of
December 31, 2006 and September 30, 2006	3

Consolidated Statements of Operations for the three months
ended December 31, 2006 and December 31, 2005	4

Consolidated Statements of Changes in Stockholders’
Equity for the three months ended December 31, 2006 and
December 31, 2005	5

Consolidated Statements of Cash Flows for the three
months ended December 31, 2006 and December 31, 2005	6

Notes to the Consolidated Financial Statements	7

SIRICOMM, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,2006 (unaudited)	September 30, 2006
Assets
Current Assets
Cash and cash equivalents	$ 54,148	$ 943,137
Accounts receivable	46,753	36,256
Other receivable	25,500	25,500
Prepaid expenses and other	47,186	12,965
Deposit on Pulse-ST devices	166,320	-

Total current assets	339,907	1,017,858

Property and Equipment, at cost
Equipment	4,400,644	4,021,922
Network equipment in progress of installation	207,580	385,054

	4,608,224	4,406,976
Less accumulated depreciation	1,415,198	1,167,782

	3,193,026	3,239,194

Software, net of amortization	786,433	760,856

Intangible assets, net of amortization	50,490	55,080

Total assets	$ 4,369,856	$ 5,072,988

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$ 1,202,533	$ 742,309
Accrued salaries	12,325	26,873
Customer deposit	181,500	-
Capital lease - current portion	1,467	-
Other accrued expenses - network equipment	49,661	185,031
Other accrued expenses	173,646	142,328
Deferred revenue	162,874	148,812

Total current liabilities	1,784,006	1,245,353

Other Long Term Liabilities
Capital lease obligation	3,062	-
Asset retirement obligation	235,370	225,960

Total liabilities	2,022,438	1,471,313

Preferred stock - Series A, cumulative, par value $.001; 500,
000 shares authorized; 213,417 shares issued and outstanding;
dividend rate of $0.025 per share per quarter commencing
March 2004; liquidation preference of $1 per outstanding share
cash payment	298,785	293,449

Stockholders’ Equity
Common stock - par value $.001; 50,000,000 shares authorized;
issued and outstanding 2007- 25,159,676 shares, 2006-
25,054,676 shares	25,160	25,055
Additional paid-in capital	20,962,201	20,768,645
Treasury stock, at cost, common; 2007 - 90,000 shares, 2006 -	(90,000)	(90,000)
90,000 shares
Deferred compensation	(261,600)	(261,600)
Retained deficit	(18,587,128)	(17,133,874)

Total stockholders’ equity	2,048,633	3,308,226

Total liabilities and stockholders’ equity	$ 4,369,856	$ 5,072,988

See Notes to Consolidated Financial Statements

SIRICOMM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

	2006	2005
Revenues	$501,791	$153,952

Operating Expenses:
General and administrative	668,751	321,510
Salaries	583,774	317,696
Satellite access fees	451,204	120,534
Research and development	-	6,722
Depreciation and amortization	253,680	257,890

Total operating expenses	1,957,409	1,024,352

Operating loss	(1,455,618)	(870,400)

Other Income (Expense)
Interest income	2,513	4,013
Interest expense	(149)	(10,477)

	2,364	(6,464)

Net loss	$(1,453,254)	$(876,864)

Add: Dividends declared on preferred stock	(5,335)	(5,335)

Loss available to common shareholders	$(1,458,589)	$(882,199)

Net loss per share, basic and diluted	$(0.06)	$(0.04)

Weighted average shares,
basic and diluted	25,116,415	20,104,309

See Notes to Consolidated Financial Statements

SIRICOMM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in	Deferred	Accumulated	Treasury
	Shares	Amount	Capital	Compensation	Deficit	Stock	Total
For the three months ended December 31, 2005:
Balance, September 30, 2005	20,092,950	$20,089	$15,063,814	$(631,176)	$(9,925,283)	$-	$4,527,444

Treasury stock purchased, 90,000 shares	-	-	-	-	-	(90,000)	(90,000)
Imputed discount on convertible debt issued	-	-	76,271	-	-	-	76,271
Stock and warrants issued for services	40,000	40	49,461	-	-	-	49,501
Exercise of warrants	30,000	30	14,970	-	-	-	15,000
Accrued dividends	-	-	(5,335)	-	-	-	(5,335)
Net loss for the period	-	-	-	-	(876,864)	-	(876,864)

Balance, December 31, 2005	20,162,950	$20,159	$15,199,181	$(631,176)	$(10,802,147)	$(90,000)	$3,696,017

For the three months ended December 31, 2006:
Balance, September 30, 2006	25,054,676	$25,055	$20,768,645	$(261,600)	$(17,133,874)	$(90,000)	$3,308,226

Stock issued for services	105,000	105	72,285	-	-	-	72,390
Warrants and options issued for services	-	-	126,606	-	-	-	126,606
Accrued dividends	-	-	(5,335)	-	-	-	(5,335)
Net loss for the period	-	-	-	-	(1,453,254)	-	(1,453,254)

Balance, December 31, 2006	25,159,676	$25,160	$20,962,201	$(261,600)	$(18,587,128)	$(90,000)	$2,048,633

See Notes to Consolidated Financial Statements

SIRICOMM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

Operating Activities
Net loss	$(1,453,254)	$(876,864)
Items not requiring cash
Depreciation and amortization	253,680	257,890
Stock-based compensation for services	198,997	49,501
Accretion	1,430	-
Changes in
Current assets	(44,718)	(46,875)
Deposit on Pulse-ST devices	(166,320)	-
Accounts payable	282,750	-
Customer deposit	181,500
Accrued expenses	(118,600)	31,555
Deferred revenues	14,062	13,252

Net cash flows used in operating activities	(850,473)	(571,541)

Investing Activities
Purchase of furniture and equipment	(9,409)	(47,443)
Software development costs capitalized	(27,250)	-

Net cash flows used in investing activities	(36,659)	(47,443)

Financing Activities
Borrowings (repayments) under line of credit, net	-	(21,911)
Borrowings from related party	-	500,000
Purchase of treasury stock	-	(90,000)
Proceeds from exercise of warrants	-	15,000
Payments on capital lease obligation	(1,857)	-

Net cash flows provided by financing activities	(1,857)	403,089

Decrease in cash and cash equivalents	(888,989)	(215,895)
Cash and cash equivalents, beginning of period	943,137	931,787

Cash and cash equivalents, end of period	$ 54,148	$ 715,892

Supplemental Cash Flows Information

Accounts payable incurred for acquisition of network equipment	$ 177,474	$ -
Interest paid	$ -	$ 9,381
Accrued dividends for Series A preferred stock	$ 5,335	$ 5,335
Property acquired by issuance of capital lease obligation	$ 4,919
Imputed discount for warrants issued with convertible debt	$ -	$ 76,271

1.	Nature of Operations and Summary of Significant Accounting Policies:

Nature of Operations:

SiriCOMM, Inc., a Delaware corporation (the “Company”), through its wholly owned subsidiary of the same name, which was incorporated in the State of Missouri on April 24, 2000, has developed broadband wireless application service technologies intended for use in the transportation industries. The Company commenced its initial product offering of internet access in October 2004 and began revenue generation in December 2004. As the Company is providing services to customers, it no longer considers itself in the development stage.

Since December, 2004, the Company has commenced revenue producing operations and continues to market its service technologies, including satellite communications, wireless networking, and productivity enhancing software.

SiriCOMM Digital Media Group, Inc. was incorporated June 21, 2006 in the State of Delaware. This corporation was formed in anticipation of offering multimedia services via our hot spots. To date, this entity has not commenced operations.

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

Interim Information: Basis of Presentation:

The accompanying unaudited consolidated financial statements reflect all adjustments that are in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

The consolidated balance sheet of the Company as of September 30, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB annual report for fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Stock-based Compensation:

At December 31, 2006 we have a stock based employee compensation plan, which is described more fully in Item 2. Prior to October 1 2006, we accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, for the fiscal year ended September 30, 2006 and prior years the only stock based employee compensation cost reflected in net income was recognized on the intrinsic value method.

Effective October 1, 2006 we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”. We selected the modified prospective application. Accordingly, after October 1, 2006, we began expensing the fair value of stock options granted, modified, repurchased or cancelled.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock based compensation plans prior to October 1, 2006. For purposes of this pro forma disclosure, the value of the options was estimated using the trinomial option pricing formula and amortized on a straight line basis over the respective vesting periods of the awards.

Three months ended
December 31, 2005
Net loss, as reported	$ (876,864)
Less: stock-based employee compensation
Under the fari value based method	(2,004)
Pro forma net loss under fair value method	$ (878,868)

Net loss per common share-basic and diluted:
As reported under fair value method	$ (0.04)
Pro forma under fair value method	$ (0.04)

Disclosures for the three months ended December 31, 2006 are not presented because stock-based payments were accounted for under SFAS 123R’s fair value method during this period. See Note 5.

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

Reclassification:

Certain reclassifications have been made to the December, 2005 financial statements to conform to the December, 2006 financial statement presentation. These reclassifications had no effect on the Company’s net losses.

2.	Stockholders’ Equity:

During the three months ended December 31, 2006, 105,000 common shares were issued for various services provided. The total equity value recorded based on these transactions was $72,390. In addition, 528,143 warrants were issued or granted during the first quarter 2007 for compensation and various services resulting in $107,638 of additional paid in capital and expense during the three months ended December 31, 2006. 210,000 options were also granted and are discussed further in Note 1 under the heading “Stock Based Compensation.”

3.	Commitments and Contingencies:

Employment agreements:

As of December 31, 2006, we had entered into four employment agreements with certain officers and directors.

Two agreements obligated us to pay aggregate compensation of $250,000 per year through February, 2007. The agreements with these officers have not been renewed.

One agreement obligated us to pay aggregate compensation of $250,000 annually through August 2008. Subsequent to December 31, 2006, this agreement was terminated due to the resignation of our Chief Executive Officer.

The remaining agreement obligates us to pay compensation of $175,000 annually through July 2008.

4.	Subsequent Events:

On January 21, 2007, we issued 28,315 shares of our common stock to the partners of Sommer & Schneider LLP in consideration of legal services previously rendered to us and for the February 2007 monthly retainer. Sommer & Schneider credited us $19,537.50 which included past due legal fees in the amount of $13,537.50 and credit for the February 2007 retainer in the amount of $6,000. The shares were issued under our 2002 Equity Incentive Plan.

On January 25, 2007 and February 13, 2007, respectively we issued 25,000 shares of our common stock to Interactive Resources Group (“IRG”) pursuant to a consulting agreement between us and IRG.

On January 31, 2007, our Board of Directors accepted the resignation of William W. Graham as our President and Chief Executive Officer and a member of our Board of Directors. Mr. Graham had held these positions since June 28, 2006.

On February 12, 2007, we entered into an oral employment agreement with Mark L. Grannell under which Mr. Grannell will serve as our President and Chief Executive Officer. The agreement calls for annual compensation of $150,000, a grant of 150,000 options to purchase shares of our common stock, and 150,000 options to be awarded by management at the conclusion of this fiscal year.

5.	Stock-Based Compensation

Adoption of SFAS 123R:

Prior to October 1, 2006, the Company’s stock-based employee compensation plan was accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). We generally did not recognize stock based compensation cost in our statement of operations for periods prior to October 1, 2006 as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APBO 25 for certain options based upon the intrinsic value (the difference between the exercise price and the deemed fair value of the common stock at the date of grant.)

Effective October 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Results from prior periods have not been restated.

We recorded additional employee expenses of $18,968 as a result of the adoption of SFAS 123R for the period ended December 31, 2006. Operating loss, net loss and loss available to common stockholders was greater due to this additional expense. Basic and diluted loss per share available to common shareholders was not effected and was not different as a result of recording this additional expense.

Equity Incentive Plan:

The Company has adopted a stock option plan under which the Company may grant options that vest immediately to its employees for up to 3,000,000 shares of common stock. Pursuant to the stock option plan, the Company may issue to eligible persons, stock options, stock appreciation rights, restricted stock performance awards and bonus stock until May 15, 2012. The exercise price of each qualified incentive option is greater than or equal to the fair value of the Company’s stock on the date of grant. The Company may issue non-qualified options at any price the Board of Directors deems fair. An option’s maximum term is 10 years.

A summary of the status of the plan at December 31, 2006 and 2005 and changes during the years then ended is presented below:

	2006			2005
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at October 1	387,000	$1.53		423,500	$1.84
Granted	210,000	$0.81		10,000	$1.06
Exercised	-	-		-	-
Forfeited	155,000	$1.15		2,500	$1.70

Outstanding at December 31	442,000	$1.32	5.2 years	-	$1.82	7.5 years

Options exercisable at
December 31	226,000	$1.81	5.2 years	408,000	$1.78	7.4 years

The fair value of options granted is estimated on the date of the grant using the fair value based method (tri-nomial model) with the following weighted-average assumptions:

	2006	2005

Dividend per share	$ 0	$ 0
Risk-free interest rate	2-5%	2-5%
Expected life of options	1-6 years	1-6 years
Expected volatility	75%	75%
Weighted-average fair value of options granted during the year (less options both granted and expired in the same year)	$0.34	$0.78

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 and 2005 was $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money. No awards other than the options discussed above have been granted.

A summary of the status of our nonvested shares as of December 31, 2006 and changes during the three months ended December 31, 2006 is presented below:

	Shares	Weighed Average Grant Date Fair Value
Nonvested, October 1, 2006	6,000.41
Granted	210,000.34
Vested	-	-
Forfeited	-	-
Nonvested, December 31, 2006	216,000.34

We had 216,000 and 23,000 nonvested shares as of December 31 2006 and 2005.

As of December 31, 2006, there was $54,583 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3 quarters. There were no shares which vested during the period ended December 31 2006 or 2005.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with guidance in SFAS 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company recorded no excess tax benefits as financing cash inflows during the period ended December 31, 2006 because of the full valuation allowance established against our deferred tax assets.

The following table summarizes information about stock options under the plan outstanding at December 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.78 – 0.99	285,000	4.8 years	0.85	75,000	$0.97
$1.06 – 1.90	112,000	6.6 years	1.41	106,000	$1.43
$4.05 – 4.50	45,000	4.3 years	4.15	45,000	$4.15

Item 2:	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Background

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

We were incorporated as a Delaware corporation under the name DFW Technologies, Inc., in March 1989. In 1992, DFW Technologies, Inc. changed their name to Fountain Pharmaceuticals, Inc. In approximately November 2002, the shareholders of SiriCOMM, Inc., a privately-held Missouri corporation, incorporated in 2000 (“SiriCOMM Missouri”), exchanged all of the issued and outstanding common stock of SiriCOMM Missouri for a controlling interest in Fountain Pharmaceuticals, Inc. (the “Reverse Transaction”). As part of the Reverse Transaction, all of the then officers and directors of Fountain Pharmaceuticals, Inc. resigned and were replaced by persons designated by SiriCOMM Missouri and the name of Fountain Pharmaceuticals, Inc. was changed to SiriCOMM, Inc. As a result of the Reverse Transaction, SiriCOMM Missouri became a wholly-owned subsidiary of the Company and the prior shareholders of SiriCOMM Missouri became the controlling shareholders, officers and directors of the Company.

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

We believe the following critical accounting policies, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Fair Value of Equity Instruments

The valuation of certain items, including valuation of warrants or restricted stock that may be offered as compensation for goods or services received within its contracts, involve significant estimations with underlying assumptions judgmentally determined. Warrants are valued using the most reliable measure of fair value, such as the value of the goods or services rendered, if obtainable, if such value is not readily obtainable, the valuation of warrants and stock options are then based upon a trinomial valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions. As the Company’s stock is thinly traded, the amounts recorded for equity instruments, which are based partly on historical pricing of the Company’s stock, are subject to the assumption used by management in determining the fair value.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate as asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary.

Information Relating To Forward-Looking Statements

When used in this Report on Form 10-QSB, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans”, and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company’s ability to obtain additional sources of capital to fund continuing operations; in the event it is unable to timely generate revenues (ii) the Company’s ability to retain existing or obtain additional licensees who will act as distributors of its products; (iii) the Company’s ability to obtain additional patent protection for its technology; and (iv) other economic, competitive and governmental factors affecting the Company’s operations, market, products and services. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Results of Operations

For the Three Months Ended December 31, 2006 and 2005

Revenues

Revenues for the three months ending December 31, 2006 were $501,791 while revenues during the same period of fiscal year 2006 were $153,952. Our revenues were primarily derived from sales of our InTouch Internet service. The increase in revenues is largely a result of the continued expansion of our network and “word of mouth” advertising which has resulted in the increase in the number of people subscribing to our service. We have conducted limited advertising to date and even though we anticipate increasing our advertising for InTouch, no assurances can be offered that we will generate meaningful revenues in the future.

Operating Expenses

Our operating expenses consist of selling, general and administrative costs, salaries, satellite access fees, and depreciation and amortization, including the amortization of long-term prepaid assets.

During the three months ended December 31, 2006, net operating losses totaled $1,455,618 as compared to net operating losses of $870,400 for the three months ended December 31, 2005.

General and Administrative Expenses

Our General and Administrative expenses consist of corporate overhead costs, administrative support, and professional fees.

For the three months ending December 31, 2006, general and administrative expenses totaled $668,751, or 34.2% of total operating expenses, while for the three months ended December 31, 2005 general and administrative expenses totaled $321,510 or 31.4% of total operating expenses.

General and administrative expenses increased over 2006 as a result of engaging investor relations firms and increased network maintenance costs.

Salaries

For the three months ending December 31, 2006, we incurred salaries of $583,774, representing 29.8% of the operating expenses, as compared to $317,696, representing 31.0% of total operating expenses for the three months ended December 31, 2005. This increase is a result of additional accounting and executive personnel as well as customer service personnel to support our InTouch customers.

Satellite Access Fees

Satellite access fees for the three months ending December 31, 2006 were $451,204 or 23.1% of total operating expenses as compared to $120,534, which was 11.8% of total operating expenses for the three months ending December 31, 2005. This increase in satellite access fees is the direct result of an increase in the number of hot spots and an increase in the number of InTouch customers.

Depreciation and Amortization

Depreciation and amortization expense was $253,680 or 13.0% of operating expenses for the three month period ending December 31, 2006 and $257,890 or 25.2% for the same period ending December, 2005. Depreciation expense increased due to the expansion and installation of network equipment, however, this increase was offset by a decrease in amortization expense related to satellite access charges, resulting in an overall decrease to depreciation and amortization expense.

Interest Expense

For the three months ending December 31, 2006, interest expense was $149 as compared to net interest expense of $10,477 during the three months ended December 31, 2005.

Liquidity and Capital Resources

We continue to finance our operations entirely from invested funds and limited borrowing for capital expenditures. We have incurred operating losses since our inception and we anticipate losses for the foreseeable future. No assurances can be given that revenues will increase sufficiently to cover operating expenses or that we can continue to attract capital under terms favorable to our shareholders.

As of December 31, 2006, our current assets including cash, accounts receivables, other current assets amounted to $339,907. Current liabilities amounted to $1,784,006 and include accounts payable, accrued salaries, customer deposits and other accrued expenses. We currently have a deposit on Pulse-ST equipment which is offset by the customer deposit liability.

As an emerging wireless applications services provider, we are involved in a number of business development projects, continued network installation and general operating capital requirements that will continue to require external capital to finance the Company as we introduce the applications within our business model. No assurances can be given as to the industry’s willingness to purchase our products or services.

As of December 31, 2006, we lack sufficient cash and cash equivalents to fund operations for the next twelve months. We are pursuing financing and additional equity investment, however, there can be no assurances that we will be able to raise the financing necessary to continue as a going concern. Although not currently planned, realization of assets in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in these financial statements.

We can only continue in business for the next twelve months if sufficient capital is raised. We cannot guarantee that we will be able to raise the necessary capital to continue operations, and if we do raise such capital, we cannot guarantee that we will be able to operate profitably.

Contractual Obligations and Commercial Commitments

Contractual obligations as of December 31, 2006 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$165,807	$75,368	$90,439	$ -	$ -
Capital lease	$ 4,529	$1,467	$ 3,062	$ -	$ -
Total contractual cash obligations	$170,336	$76,835	$93,501	$ -	$ -

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company adopted Statement 123R during the first quarter of its year ending September 30, 2007.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

Item 3:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of SiriCOMM’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Management has concluded that its disclosure controls and procedures were still not effective as of December 31, 2006 as follows:

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

In connection with the restatement described below, management determined that a material weakness existed in SiriCOMM’s internal control over financial reporting for the year ended September 30, 2004. Because of this material weakness, management determined that SiriCOMM’s disclosure controls and procedures were not effective as of September 30, 2004 to ensure that all material information required to be included in SiriCOMM’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As stated in more detail below, this determination was in response to the identified weakness and not part of management’s assessment of internal controls that will be required to be included in our annual report on Form 10-KSB for our fiscal year ending September 30, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including it’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

To address this material weakness, SiriCOMM’s management continues to perform additional analysis of our accounting procedures and the need for additional personnel in our accounting department to ensure that SiriCOMM’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that (i) the consolidated financial statements fairly present in all material respects SiriCOMM’s financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Internal Control over Financial Reporting

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Company will be required to include in its Annual Report on Form 10-KSB for the year ending September 30, 2008 a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Current auditing standards provide that a restatement is a strong indicator of a material weakness in the Company’s internal control over financial reporting. Considering this guidance, the Company has evaluated these methodological errors and has concluded that the restatement resulted from a material weakness in the Company’s internal control, which the Company is in the process of remediating. This process of assessment and remediation is not of the scope and did not include rigorous documentation of internal controls which will be required under Section 404. In that regard, management did not prepare a report in conformity with paragraph (a) of Item 308 which should have contained the following:

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

The Company was also not required to obtain and has not obtained its independent auditors’ report with respect to this voluntary assessment. In an effort to bolster existing controls and prepare for the required management assessment of internal controls over financial reporting which will be required to be included in the Company’s annual report on Form 10-KSB for the year ending September 30, 2008, the Company, to the extent that capital resources allow, will be modifying and enhancing its internal controls, utilizing the Internal Control – Integrated Framework guidance issued by COSO (the Committee of Sponsoring Organizations of the Treadway Commission). There are no assurances that the Company will have the necessary capital available to properly complete this task.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of September 30, 2004, SiriCOMM did not maintain effective control over financial reporting to ensure the Series A preferred stock was accurately presented or that the accounting treatment related to the redeemable shares was appropriately reviewed to ensure compliance with accounting principles generally accepted in the United States of America. The transaction related to these redeemable shares was non-routine in nature. Specifically, the Company did not have adequate controls over the classification of the Series A preferred shares subject to redemption requests nor the proper evaluation of the relevant accounting literature related to such shares. This material weakness resulted in a restatement of SiriCOMM’s financial statements.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. As of December 31, 2006, the Company has determined that material weaknesses and significant deficiencies over financial reporting may exist. We have better defined the roles of certain of our personnel relating to internal controls over financial reporting and are disclosing the following:

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

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2006, the Company issued an aggregate of 75,000 shares of its common stock to Interactive Resources Group (“IRG”) pursuant to a consulting agreement between the Company and IRG.

During the quarter ended December 31, 2006 the Company issued an aggregate of 528,143 Common Stock Purchase Warrants to IRG. Of these warrants 328,143 are exercisable at $1.00 per share and 200,000 warrants are exercisable at $1.50. The warrants are exercisable for three years from the date of issuance.

On October 16, 2006, the Company issued 30,000 shares of its common stock to Marketsphere Consulting pursuant to a consulting agreement between the Company and Marketsphere.

Except as otherwise stated, each of the aforementioned securities have been and will be issued under the exemption from registration provided in Section 4(2) of the Act.

The cash proceeds of the above sales of securities of the Company were used for general corporate purposes in developing the Company’s planned services.

Item 3:	Defaults upon Senior Securities

None

Item 4:	Submission of Matters to a Vote of Security Holders

None

Item 5:	Other Information

On January 21, 2007, we issued 28,315 shares of our common stock to the partners of Sommer & Schneider LLP in consideration of legal services previously rendered to us and for the February 2007 monthly retainer. Sommer & Schneider credited us $19,537.50 which included past due legal fees in the amount of $13,537.50 and credit for the February 2007 retainer in the amount of $6,000. The shares were issued under our 2002 Equity Incentive Plan.

On January 25, 2007 and February 13, 2007, respectively we issued 25,000 shares of our common stock to Interactive Resources Group (“IRG”) pursuant to a consulting agreement between us and IRG.

On January 31, 2007, our Board of Directors accepted the resignation of William W. Graham as our President and Chief Executive Officer and a member of our Board of Directors. Mr. Graham had held these positions since June 28, 2006.

On February 12, 2007, we entered into an oral employment agreement with Mark L. Grannell under which Mr. Grannell will serve as our President and Chief Executive Officer. The agreement calls for annual compensation of $150,000, a grant of 150,000 options to purchase shares of our common stock, and 150,000 options to be awarded by management at the conclusion of this fiscal year.

Item 6:	Exhibits

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant
to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant
to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 20, 2007	SIRICOMM, INC.

	By:	/s/ Mark L. Grannell
Mark L. Grannell, President and
Chief Executive Officer

	By:	/s/ Matthew R. McKenzie
Matthew R. McKenzie,
Chief Financial Officer