Form 10QSB
period 2007-03-31
SIRICOMM INC
filed 2007-05-21
CIK 851199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Period Ended

March 31, 2007	Commission File No. 0-18399

SIRICOMM, INC.

(Exact name of Company as specified in its Charter)

Delaware	62-1386759
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4710 East 32nd Street, Joplin, Missouri	64804
(Address of Principal Executive Office)	(Zip Code)

Company’s telephone number, including area code:	(417) 626-9971

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

Yes ☒	No ☐

The number of shares outstanding of the Company’s Common Stock, $.001 par value, as of May 14, 2007 was 25,267,991.

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Condensed Consolidated Balance Sheets as of
March 31, 2007 and September 30, 2006	3

Condensed Consolidated Statements of Operations for the six months
ended March 31, 2007 and March 31, 2006	4

Condensed Consolidated Statements of Cash Flows for the six
months ended March 31, 2007 and March 31, 2006	5

Notes to the Condensed Consolidated Financial Statements	6

SIRICOMM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (unaudited)	September 30, 2006
Assets
Current Assets
Cash and cash equivalents	$88,906	$943,137
Accounts receivable	84,725	36,256
Other receivable	—	25,500
Prepaid expenses and other	33,428	12,965
Deposit on Pulse-ST devices	153,120	—

Total current assets	360,179	1,017,858

Property and Equipment, at cost
Equipment	4,430,393	4,021,922
Network equipment in progress of installation	198,761	385,054

	4,629,154	4,406,976
Less accumulated depreciation	1,682,166	1,167,782

	2,946,988	3,239,194

Software, net of accumulated amortization of $51,629	699,145	760,856

Prepaid consulting fees	45,900	55,080

Total assets	$4,052,212	$5,072,988

Liabilities and Stockholders' Equity
Current Liabilities
Convertible note payable to related party	$61,123	$—
Accounts payable	1,678,034	742,309
Accrued salaries	129,756	26,873
Customer deposit	168,432	—
Capital lease - current portion	1,514	—
Other accrued expenses - network equipment	27,234	185,031
Other accrued expenses	134,860	142,328
Deferred revenue	165,721	148,812

Total current liabilities	2,366,674	1,245,353

Other Long Term Liabilities
Capital lease obligation	2,665	—
Asset retirement obligation	236,709	225,960

Total liabilities	2,606,048	1,471,313

Preferred stock - Series A, cumulative, par value $.001; 500,000 shares authorized; 213,417 shares issued and outstanding; dividend rate of $0.025 per share per quarter commencing March 2004; liquidation preference of $1 per outstanding share
cash payment	304,120	293,449
Stockholders' Equity
Common stock - par value $.001; 50,000,000 shares authorized;
issued and outstanding 2007 - 25,237,991 shares, 2006 -
25,054,676 shares	25,238	25,055
Additional paid-in capital	21,354,742	20,768,645
Treasury stock, at cost, common; 2007 - 90,000 shares, 2006 -	(90,000)	(90,000)
90,000 shares
Deferred compensation	(76,736)	(261,600)
Retained deficit	(20,071,200)	(17,133,874)

Total stockholders' equity	1,142,044	3,308,226

Total liabilities and stockholders' equity	$4,052,212	$5,072,988

See Notes to Condensed Consolidated Financial Statements

SIRICOMM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	March 31, 2007		March 31, 2006
	3 Months Ended (Unaudited)	6 Months Ended (Unaudited)	3 Months Ended (Unaudited)	6 Months Ended (Unaudited)
Revenues	$569,043	$1,070,834	$201,743	$355,696
Cost of Goods Sold	23,760	23,760	—	—

Gross Profit	$545,283	$1,047,074	$201,743	$355,696
Operating Expenses:
General and administrative	637,053	1,305,804	364,781	690,881
Salaries	572,469	1,156,242	352,275	669,971
Satellite access fees	462,492	913,696	173,956	301,212
Impairment loss	49,900	49,900	—	—
Depreciation and
amortization	308,947	562,627	271,604	524,904

Total operating expenses	2,030,861	3,988,269	1,162,616	2,186,968

Operating loss	(1,485,578)	(2,941,195)	(960,873)	(1,831,272)

Other Income (Expense)
Interest income	6	2,519	23,098	27,111
Gain on forgiveness of
debt	14,972	14,972	—	—
Interest expense	(13,473)	(13,622)	(431,800)	(442,277)

	1,505	3,869	(408,702)	(415,166)

Net loss	$(1,484,073)	$(2,937,326)	$(1,369,575)	$(2,246,438)

Add: Dividends declared
on preferred stock	(5,335)	(10,670)	(5,336)	(10,670)

Loss available to common
shareholders	$(1,489,408)	$(2,947,996)	$(1,374,911)	$(2,257,108)

Net loss per share, basic
and diluted	$(0.06)	$(0.12)	$(0.06)	$(0.10)
Weighted average shares,
basic and diluted	25,211,588	25,163,479	22,938,868	21,506,398

See Notes to Condensed Consolidated Financial Statements

SIRICOMM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006
Operating Activities
Net loss	$(2,937,326)	$(2,246,438)
Items not requiring cash
Depreciation and amortization	562,627	534,084
Stock-based compensation for services	345,988	85,941
Amortization of discount on note payable	12,086
Write-off imputed discount upon debt conversion	—	76,271
Fair value of beneficial conversion option and warrants
associated with convertible debt	—	344,620
Accretion	2,769	—
Recognition of deferred compensation	184,864	—
Software impairment loss	49,900	—
Changes in
Current assets	(43,432)	(56,348)
Deposit on Pulse-ST devices	(153,120)	—
Accounts payable	569,656	235,711
Customer deposit	168,432	—
Accrued expenses	107,427	(13,221)
Deferred revenues	16,909	39,900

Net cash flows used in operating activities	(1,113,220)	(999,480)

Investing Activities
Certificate of deposit purchased	—	(500,000)
Purchase of software	—	(250,000)
Purchase of furniture and equipment	(13,021)	(430,789)
Software development costs capitalized	(27,250)	—

Net cash flows used in investing activities	(40,271)	(1,180,789)

Financing Activities
Borrowings under line of credit, net	—	(17,346)
Borrowings from related party	300,000	500,000
Purchase of treasury stock	—	(90,000)
Proceeds from exercise of stock options and warrants	—	78,950
Proceeds from sale of common stock	—	4,488,215
Payments on capital lease obligation	(740)	—

Net cash flows provided by financing activities	299,260	4,959,819

Increase (decrease in cash and cash equivalents	(854,231)	2,779,550
Cash and cash equivalents, beginning of period	943,137	931,787

Cash and cash equivalents, end of period	$88,906	$3,711,337

Supplemental Cash Flows Information
Accounts payable incurred for acquisition of network equipment	$366,069	$—
Cash paid for interest	$—	$19,623
Accrued dividends for Series A preferred stock	$10,670	$10,670
Property acquired by issuance of capital lease obligation	$4,919	$—
Conversion of debt to equity	$—	$504,603
Accrued liabilities incurred for purchase of software	$—	$250,000
Recognition of warrants earned for software received	$—	$92,000
Imputed discount for warrants issued with convertible debt	$250,963	$76,271
See Notes to Condensed Consolidated Financial Statements

SIRICOMM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Nature of Operations and Summary of Significant Accounting Policies:

Nature of Operations:

SiriCOMM, Inc., a Delaware corporation (the “Company”), through its wholly owned subsidiary of the same name, which was incorporated in the State of Missouri on April 24, 2000, has developed broadband wireless application service technologies intended for use in the transportation industries. We commenced our initial product offering of internet access in October 2004 and began revenue generation in December 2004.

SiriCOMM Digital Media Group, Inc. was incorporated June 21, 2006 in the State of Delaware. This Corporation was formed in anticipation of offering multimedia services via our hot spots. To date, this entity has not commenced operations.

Going Concern:

As shown in the accompanying financial statements, we have incurred recurring losses from operations and as of March 31, 2007 our current liabilities exceeded our current assets by $2,006,495. This raises substantial doubt about our ability to continue as a going concern. We are currently seeking additional sources of capital to fund short term operations. Management believes this factor will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Interim Information: Basis of Presentation:

The accompanying unaudited consolidated financial statements reflect all adjustments that are in the opinion of our management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

Our consolidated balance sheet as of September 30, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-KSB annual report for fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Stock-based Compensation:

At March 31, 2007 we have a stock based employee compensation plan, which is described more fully in Item 2. Prior to October 1 2006, we accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, for the fiscal year ended September 30, 2006 and prior years the only stock based employee compensation cost reflected in net income was recognized on the intrinsic value method.

Effective October 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”. We selected the modified prospective application. Accordingly, after October 1, 2006, we began expensing the fair value of stock options granted, modified, repurchased or cancelled.

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

Six months ended
March 31, 2006
Net loss, as reported	$ (2,246,438)
Less: stock-based employee compensation
Under the fair value based method	(3,412)
Pro forma net loss under fair value method	$ (2,249,850)

Net loss per common share-basic and diluted:
As reported under fair value method	$ (0.10)
Pro forma under fair value method	$ (0.10)

Disclosures for the six months ended March 31, 2007 are not presented because stock-based payments were accounted for under SFAS 123R’s fair value method during this period. See Note 6.

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

Reclassification:

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on our net losses.

2. Stockholders’ Equity:

During the six months ended March 31, 2007, 183,315 common shares were issued for various services provided. The total equity value recorded based on these transactions was $123,231.

During the six months ended March 31, 2007, 528,143 warrants were issued or granted for compensation and various services resulting in $142,400 of additional paid in capital and expense.

During the six months ended March 31, 2007, 360,000 options were also granted to employees as compensation. These options are being valued and expensed as they are earned. $80,356 has been recorded as expense relating to employee options for the six months ended March 31, 2007.

As a result of the loan agreement with Sunflower Capital, LLC, a related party, we agreed to issue a number of warrants to be determined based on the market price of our stock in the future. The number of warrants to be issued would be equal to $500,000 divided by the conversion price, which if not earlier determined, shall be determined as of the maturity date based on the market price of our stock during the loan period. Based on the current and recent market prices, we would be required to issue 2,777,778 warrants with an exercise price of $0.18. The fair market value of these warrants based on current conditions would be $1,110,278. As part of the agreement, we also extended the term on an aggregate of 4,537,661 warrants previously issued to Sunflower and its affiliates from various expiration dates to March 31, 2012. These extensions were valued at $425,079. See note 5 for further explanation of this note.

3.	Preferred Stock

On December 20, 2003 we issued an aggregate of 213,417 shares of our Series A Preferred Stock to two investors upon conversion of debt in the aggregate principal amount of $200,000 plus accrued interest of $13,417. The Series A Preferred Stock provides the holders the right to force the Company to redeem these shares together with all accrued and unpaid dividends at a redemption price equal to 110% of the stated value ($1.00) at any time commencing three years from issuance (December 10, 2006). In the event the holders elect to force redemption, the Company would be required to pay the holders approximately $300,000. It is unlikely that the Company would be able to make this payment in such event or have funds legally available therefore.

4.  Commitments and Contingencies:

Employment agreements:

As of March 31, 2007, we had entered into two employment agreements with certain officers and directors.

One agreement obligates us to pay compensation of $175,000 annually through July 2008.

The second agreement, which we entered into on February 12, 2007, is with our current President and Chief Executive Officer and calls for annual compensation of $150,000, an immediate grant of 150,000 options to purchase shares of our common stock, and 150,000 options to be awarded by at the discretion of the Board, based on performance measures, at the end of this fiscal year.

5.  Convertible Note Payable to Related Party:

On March 15, 2007, the Company entered into a Loan Agreement (“Loan Agreement”) with Sunflower Capital, LLC, a limited liability company managed by a Director of the Company. The loan is in the principal amount of up to $500,000 of which $300,000 has been funded to date and is evidenced by a 10% Convertible Promissory Note due February 29, 2008 (the “Note”). As consideration for Sunflower making the loan, the Company amended an aggregate of 4,537,661 warrants previously issued to Sunflower and its affiliates to extend the expiration date of all those warrants to March 31, 2012 and eliminate all redemption rights contained in those warrants. The loan is secured by all of the Company’s assets. However, Sunflower has subordinated its security interest in the Company’s network to the security interest of Quest Capital Alliance, L.L.C., described below. A discount of $250,963 was recorded based on the estimated fair value of both the extended warrants and the additional warrants to be issued and will be expensed over the life of the loan as interest expense.

As additional consideration for making the loan commitment, the Company shall issue Sunflower a 5-year warrant on the earlier of the date of conversion or maturity date. The number of warrants to be issued will be equal to $500,000 divided by Conversion Price (which, if not earlier determined, shall be determined as of the Maturity Date). This warrant will be issued regardless of whether Sunflower elects to convert the Note. The exercise price of these warrants shall be equal to the conversion price of the Note.

The Note converts at any time and from time to time at the option of the holder, into shares of the Company’s common stock at a variable conversion price determined by taking the lowest volume weighted average price of the Company’s common stock for any five consecutive trading days during the period from the date of issuance to the date of the conversion notice. See note 2 for further explanation of the loan agreement.

6.  Stock-Based Compensation

Adoption of SFAS 123R:

Prior to October 1, 2006, our stock-based employee compensation plan was accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). We generally did not recognize stock based compensation cost in our statement of operations for periods prior to October 1, 2006 as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APBO 25 for certain options based upon the intrinsic value (the difference between the exercise price and the deemed fair value of the common stock at the date of grant.)

Effective October 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Results from prior periods have not been restated.

We recorded additional employee expenses of $80,356 as a result of the adoption of SFAS 123R for the six months ended March 31, 2007. Operating loss, net loss and loss available to common stockholders was greater due to this additional expense. Basic and diluted loss per share available to common shareholders was $.01 more a result of recording this additional expense.

Equity Incentive Plan:

We have adopted a stock option plan under which we may grant options that vest immediately to its employees for up to 3,000,000 shares of common stock. Pursuant to the stock option plan, we may issue to eligible persons: stock options, stock appreciation rights, restricted stock performance awards and bonus stock until May 15, 2012. The exercise price of each qualified incentive option is greater than or equal to the fair value of our stock on the date of grant. We may issue non-qualified options at any price the Board of Directors deems fair. An option’s maximum term is 10 years.

A summary of the status of the plan at March 31, 2007 and 2006 and changes during the years then ended is presented below:

	2007			2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at October 1	387,000	$1.53		423,500	$1.84
Granted	360,000	$0.71		10,000	$1.06
Exercised	—	—		11,500	$1.04
Forfeited	255,000	$1.02		2,500	$1.70

Outstanding at March 31	492,000	$1.19	5.0 years	419,500	$1.84	7.5 years

Options exercisable at
March 31	386,000	$1.30	8.3 years	396,500	$1.80	7.4 years

The fair value of options granted is estimated on the date of the grant using the Black Scholes model. We had previously used the trinomial model, but because it is more commonly accepted, changed to Black Scholes in 2007. The comparative results of both methods did not materially differ. We use the following weighted-average assumptions:

	2007	2006

Dividend per share	$ 0	$ 0
Risk-free interest rate	2-5%	2-5%
Expected life of options	1-6 years	1-6 years
Expected volatility	287%	75%
Weighted-average fair value of options granted during the year (less options both granted and expired in the same year)	$0.44	$0.45

A summary of the status of our non-vested shares as of March 31, 2007 and changes during the six months ended March 31, 2007 is presented below:

	Shares	Weighed Average Grant Date Fair Value
Non-vested, October 1, 2006	6,000.41
Granted	210,000	. 50
Vested	10,000.35
Forfeited	100,000.34
Non-vested, March 31, 2007	106,000.67

We had 106,000 and 23,000 non-vested shares as of March 31 2007 and 2006.

As of March 31, 2006, there was $36,095 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2 quarters. 10,000 options vested during the quarter ended March 31 2007. There were no options which vested during the quarter ended March 31, 2006.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with guidance in SFAS 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. We did not recorded excess tax benefits as financing cash inflows during the period ended March 31, 2007 because of the full valuation allowance established against our deferred tax assets.

The following table summarizes information about stock options under the plan outstanding at March 31, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.57 – 0.99	335,000	4.6 years	0.73	235,000	$0.72
$1.06 – 1.90	112,000	6.4 years	1.41	106,000	$1.43
$4.05 – 4.50	45,000	4.1 years	4.15	45,000	$4.15

7. Subsequent Events:

On April 16, 2007 we issued 30,000 shares of our common stock to Philip Snowden upon the exercise of a like number of warrants exercisable at $0.50 per share.

During April, 2007, the Company entered into Securities Purchase Agreement with five (5) investors. The securities sold were secured convertible debentures in the principal amount of $1,000,000 due April 15, 2008 (the “Debentures”). The Debentures bear interest at the rate of 12% per annum and are convertible into the Company’s common stock at any time at the rate of $0.31 per share. As part of this transaction, the Company issued to the investors three (3) common stock purchase warrants for each dollar invested, or an aggregate of 3,000,000 warrants (the “Warrants”). Pursuant to the Securities Purchase Agreement, the Company may issue up to an additional $500,000 in Debentures and issue up to an additional 1,500,000 warrants on the same terms discussed herein.

Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.31 per share commencing on the date of issuance and expiring on the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price of certain events including, but not limited to, stock dividends, stock splits, reclassifications or mergers.

In addition, the Company entered into a registration rights agreement with each investor whereby the Company agreed to include the common stock underlying the Debentures and Warrants in any future registration statement filed by the Company subject to certain conditions contained in such agreement.

The Debentures are secured by all network equipment, including, without limitation, (i) all access point serves, and supporting infrastructure equipment, (ii) all agreements regarding the network pertaining to the placement and use/operation of the network, and (iii) any proceeds from the sale of network equipment and inventory.

In connection with this transaction, the Company issued an aggregate of 300,000 Warrants to Quest Capital Alliance I, L.L.C.(150,000) and Quest Capital Alliance II, L.L.C. (150,000) as a finder’s fee.

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

We believe our network is the most widely available wireless Internet access network built for the highway transportation market. To date we have installed over 480 SiriCOMM hot spots at major truck stops in 44 states.

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

We believe the following critical accounting policies involve the more significant judgments and estimates in the preparation of our consolidated financial statements:

Fair Value of Equity Instruments

The valuation of certain items, including valuation of warrants or restricted stock that may be offered as compensation for goods or services received, involve significant estimations with underlying assumptions which are judgmentally determined. Warrants are valued using the most reliable measure of fair value, such as the value of the goods or services rendered, if obtainable. If such value is not readily obtainable, the valuation of warrants and stock options are then based upon a Black Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions. As our stock is thinly traded, the amounts recorded for equity instruments, which are based partly on historical pricing of our stock, are subject to the assumptions used by management in determining the fair value.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, we estimate the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. Our estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary.

In the second quarter of 2007, we recorded an impairment loss in accordance with Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets. We determined that costs that had been capitalized as part of our Beacon product line would not be recoverable due to the phase-out by the manufacturer of the device for which the applications were written. Since we do not anticipate realizing any revenue from the Beacon application as it is currently developed, we have reduced the carrying value to zero and recorded an impairment loss of $49,900.

Information Relating To Forward-Looking Statements

When used in this Report on Form 10-QSB, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect our future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) our ability to obtain additional sources of capital to fund continuing operations in the event it is unable to timely generate revenues; (ii) our ability to retain existing or obtain additional licensees who will act as distributors of its products; and (iii) other economic, competitive and governmental factors affecting our operations, market, products and services. Additional factors are described in our other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Results of Operations

For the Three Months Ended March 31, 2007 and 2006

Revenues

Our revenues were primarily derived from sales of InTouch and related services, which increased from $201,743 in 2006 to $569,043 in the current period. The increase in revenues is largely a result of the continued expansion of our network and “word of mouth” advertising which has resulted in the increase in the number of people subscribing to our service. We have conducted limited advertising to date and even though we anticipate increasing our advertising for InTouch, no assurances can be offered that we will generate meaningful revenues in the future.

During the quarter ended March 31, 2007, we began shipping units of our Pulse-ST device. The units were delivered as part of 1,000 unit order from Idling Solutions. Total revenues from sales of the Pulse-ST device for the period were $26,136.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2007 were $23,760. This amount represents the cost of the Pulse-ST devices sold during the second quarter. We began initial delivery of the Pulse-ST units during the current quarter and therefore did not have any associated costs in the three months ended March 31, 2006.

Operating Expenses

Our operating expenses consist of selling, general and administrative costs, salaries, satellite access fees and depreciation and amortization, including the amortization of long-term prepaid assets. In 2007, our operating expenses also included an impairment loss of $49,900.

During the three months ended March 31, 2007, net operating losses totaled $1,485,578 as compared to net operating losses of $960,873 for the three months ended March 31, 2006.

General and Administrative Expenses

Our General and Administrative expenses consist of corporate overhead costs, administrative support and professional fees.

For the three months ending March 31, 2007, general and administrative expenses totaled $ 637,053, or 31.4% of total operating expenses, while for the three months ended March 31, 2006, general and administrative expenses totaled $364,781 or 31.4% of total operating expenses.

General and administrative expenses increased over 2006 primarily as a result of vesting of deferred compensation related to a consulting agreement, engaging investor relations firms, increased network maintenance costs and increased credit card transaction fees resulting from increased InTouch sales.

Salaries

For the three months ending March 31, 2007, we incurred salaries of $572,469, representing 28.2% of the operating expenses, as compared to $352,275, representing 30.3% of total operating expenses for the three months ended March 31, 2006. This increase is a result of executive personnel as well as customer service personnel to support our InTouch customers.

Satellite Access Fees

Satellite access fees for the three months ending March 31, 2007 were $462,492 or 22.8% of total operating expenses as compared to $173,956, which was 15.0% of total operating expenses for the three months ending March 31, 2006. This increase in satellite access fees is the direct result of an increase in the number of hot spots on our network and an increase in the amount of bandwidth available for our InTouch customers.

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

During the second quarter, we determined that costs that had been capitalized as part of our Beacon product line would not be recoverable due to the phase-out by the manufacturer of the device for which the applications were written. Since we do not anticipate realizing any revenue from the Beacon application as it is currently developed, we have reduced the carrying value to zero and recorded an impairment loss of $49,900. There were no impairment losses in the comparable period of the prior year.

Depreciation and Amortization

Depreciation and amortization expense was $308,947 or 15.2% of operating expenses for the three month period ending March 31, 2007 and $271,604 or 23.4% for the same period ending March 31, 2006. Depreciation and amortization expense increased $163,352 over the same quarter of the prior year, primarily due to the expansion and installation of network equipment and the placing in service of the Pulse-ST application. This increase is partially offset by the reduction in non-cash amortization of $126,009. In the period ending March 31, 2006 we were amortizing an intangible asset related to prepaid bandwidth. This intangible asset was deemed to be impaired at September 30, 2006 and was written off at that point. As a result, there is no amortization associated with this asset during fiscal year 2007.

Interest Expense

For the three months ending March 31, 2007, interest expense was $13,473 as compared to interest expense of $431,800 during the three months ended March 31, 2006. The higher interest expense for the quarter ended March 31, 2006 was primarily a result of the valuation of warrants and a beneficial conversion option given to Sunflower Capital as an inducement for a bridge loan given to us in advance of our closing on an equity underwriting.

Gain on Forgiveness of Debt

For the three months ending March 31, 2007, we reported a gain on forgiveness of debt of $14,972. This was a result of cancellation and forgiveness of certain accounts payable. We did not have this income in the three months ending March 31, 2006.

For the Six Months Ended March 31, 2007 and 2006

Revenues

Our revenues were primarily derived from sales of InTouch and related services, which increased from $355,696 in 2006 to $1,070,834, in 2007. The increase in revenues is largely a result of the continued expansion of our network and “word of mouth” advertising which has resulted in the increase in the number of people subscribing to our service. We have conducted limited advertising to date and even though we anticipate increasing our advertising for InTouch, no assurances can be offered that we will generate meaningful revenues in the future.

During the quarter ended March 31, 2007, we began shipping units of our Pulse-ST device. The units were delivered as part of 1,000 unit order from Idling Solutions. Total revenues from sales of the Pulse-ST device for the period were $26,136.

Cost of Goods Sold

Cost of goods sold for the six months ended March 31, 2007 were $23,760. This amount represents the cost of the Pulse-ST devices sold during the second quarter. We began initial delivery of the Pulse-ST units during the current quarter and therefore did not have any associated costs in the six months ended March 31, 2006.

Operating Expenses

Our operating expenses consist of selling, general and administrative costs, salaries, satellite access fees and depreciation and amortization, including the amortization of long-term prepaid assets. In 2007, our operating expenses also included an impairment loss of $49,900.

During the six months ended March 31, 2007, net operating losses totaled $2,941,195 as compared to net operating losses of $1,831,272 for the six months ended March 31, 2006.

General and Administrative Expenses

Our General and Administrative expenses consist of corporate overhead costs, administrative support and professional fees.

For the six months ending March 31, 2007, general and administrative expenses totaled $1,305,804, or 32.7% of total operating expenses, while for the six months ended March 31, 2006, general and administrative expenses totaled $690,881 or 31.6% of total operating expenses.

General and administrative expenses increased over 2006 primarily as a result of vesting of deferred compensation related to a consulting agreement, engaging investor relations firms, increased network maintenance costs and increased credit card transaction fees resulting from increased InTouch sales.

Salaries

For the six months ending March 31, 2007, we incurred salaries of $1,156,242, representing 29.0% of the operating expenses, as compared to $669,971, representing 30.6% of total operating expenses for the six months ended March 31, 2006. This increase is a result of additional executive personnel as well as customer service personnel to support our InTouch customers.

Satellite Access Fees

Satellite access fees for the six months ending March 31, 2007 were $913,696 or 22.9% of total operating expenses as compared to $301,212, which was 13.8% of total operating expenses for the six months ending March 31, 2006. This increase in satellite access fees is the direct result of an increase in the number of hot spots on our network and an increase in the amount of bandwidth made available to our InTouch customers.

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

During the second quarter of 2007, we determined that costs that had been capitalized as part of our Beacon product line would not be recoverable due to the phase-out by the manufacturer of the device for which the applications were written. Since we do not anticipate realizing any revenue from the Beacon application as it is currently developed, we have reduced the carrying value to zero and recorded an impairment loss of $49,900. There were no impairment losses in the comparable period of the prior year.

Depreciation and Amortization

Depreciation and amortization expense was $562,627 or 14.1% of operating expenses for the six month period ending March 31, 2007 and $524,904 or 24.0% for the same period ending March 31, 2006. Depreciation and amortization expense increased $289,741 over the same period in 2006, primarily due to the expansion and installation of network equipment and the placing in service of the Pulse-ST application. This increase is partially offset by the reduction in non-cash amortization of $252,018. In the period ending March 31, 2006 we were amortizing an intangible asset related to prepaid bandwidth. This intangible asset was deemed to be impaired at September 30, 2006 and was written off at that point. As a result, there is no amortization associated with this asset during fiscal year 2007.

Interest Expense

For the six months ending March 31, 2007, interest expense was $13,622 as compared to interest expense of $442,277 during the six months ended March 31, 2006. The higher interest expense for the quarter ended March 31, 2006 was primarily a result of the valuation of warrants and a beneficial conversion option given to Sunflower Capital as an inducement for a bridge loan given to us in advance of our closing on an equity underwriting.

Gain on Forgiveness of Debt

For the six months ending March 31, 2007, we reported a gain on forgiveness of debt of $14,972. This was a result of cancellation and forgiveness of certain accounts payable. We did not have this income in the six months ending March 31, 2006.

Liquidity and Capital Resources

We continue to finance our operations almost entirely from invested and borrowed funds. We have incurred operating losses since our inception and we anticipate losses for the foreseeable future. No assurances can be given that revenues will increase sufficiently to cover operating expenses or that we can continue to attract capital under terms favorable to our shareholders.

As of March 31, 2007, our current assets including cash, accounts receivables, other current assets amounted to $360,179. Current liabilities amounted to $2,366,674 and include accounts payable, accrued salaries, customer deposits and other accrued expenses. We currently have a deposit on Pulse-ST equipment which is offset by the customer deposit liability.

As an emerging wireless applications services provider, we are involved in a number of business development projects, continued network installation and general operating capital requirements that will continue to require external capital to finance us as we introduce the applications within our business model. No assurances can be given as to the industry’s willingness to purchase our products or services.

As of March 31, 2007, we lack sufficient cash and cash equivalents to fund operations for the next twelve months. We have obtained debt financing, disclosed below, and we are pursuing financing and additional equity investment, however, there can be no assurances that we will be able to raise the financing necessary to continue as a going concern. Although not currently planned, realization of assets in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in these financial statements.

On December 20, 2003 we issued an aggregate of 213,417 shares of our Series A Preferred Stock to two investors upon conversion of debt in the aggregate principal amount of $200,000 plus accrued interest of $13,417. The Series A Preferred Stock provides the holders the right to force the Company to redeem these shares together with all accrued and unpaid dividends at a redemption price equal to 110% of the stated value ($1.00) at any time commencing three years from issuance (December 10, 2006). In the event the holders elect to force redemption, the Company would be required to pay the holders approximately $300,000. It is unlikely that the Company would be able to make this payment in such event or have funds legally available therefore.

On March 15, 2007, the Company entered into a Loan Agreement (“Loan Agreement”) with Sunflower Capital, LLC, a limited liability company managed by a Director of the Company. The loan is in the principal amount of up to $500,000 of which $300,000 has been funded to date and is evidenced by a 10% Convertible Promissory Note due February 29, 2008 (the “Note”). As consideration for Sunflower making the loan, the Company amended an aggregate of 4,537,661 warrants previously issued to Sunflower and its affiliates to extend the expiration date of all those warrants to March 31, 2012 and eliminate all redemption rights contained in those warrants. The loan is secured by all of the Company’s assets. However, Sunflower has subordinated its security interest in the Company’s network to the security interest of Quest Capital Alliance, L.L.C., described below.

As additional consideration for making the loan commitment, the Company shall issue Sunflower a 5-year warrant on the earlier of the date of conversion or maturity date. The number of warrants to be issued will be equal to $500,000 divided by Conversion Price (which, if not earlier determined, shall be determined as of the Maturity Date). This warrant will be issued regardless of whether Sunflower elects to convert the Note. The exercise price of these warrants shall be equal to the conversion price of the Note.

The Note converts at any time and from time to time at the option of the holder, into shares of the Company’s common stock at a variable conversion price determined by taking the lowest volume weighted average price of the Company’s common stock for any five consecutive trading days during the period from the date of issuance to the date of the conversion notice.

During April, 2007, the Company entered into Securities Purchase Agreement with five (5) investors. The securities sold were secured convertible debentures in the principal amount of $1,000,000 due April 15, 2008 (the “Debentures”). The Debentures bear interest at the rate of 12% per annum and are convertible into the Company’s common stock at any time at the rate of $0.31 per share. As part of this transaction, the Company issued to the investors three (3) common stock purchase warrants for each dollar invested, or an aggregate of 3,000,000 warrants (the “Warrants”). Pursuant to the Securities Purchase Agreement, the Company may issue up to an additional $500,000 in Debentures and issue up to an additional 1,500,000 warrants on the same terms discussed herein.

Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.31 per share commencing on the date of issuance and expiring on the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price of certain events including, but not limited to, stock dividends, stock splits, reclassifications or mergers.

In addition, the Company entered into a registration rights agreement with each investor whereby the Company agreed to include the common stock underlying the Debentures and Warrants in any future registration statement filed by the Company subject to certain conditions contained in such agreement.

The Debentures are secured by all network equipment, including, without limitation, (i) all access point serves, and supporting infrastructure equipment, (ii) all agreements regarding the network pertaining to the placement and use/operation of the network, and (iii) any proceeds from the sale of network equipment and inventory.

In connection with this transaction, the Company issued an aggregate of 300,000 Warrants to Quest Capital Alliance I, L.L.C.(150,000) and Quest Capital Alliance II, L.L.C. (150,000) as a finder’s fee.

We can only continue in business for the next twelve months if sufficient capital is raised. We cannot guarantee that we will be able to raise the necessary capital to continue operations, and if we do raise such capital, we cannot guarantee that we will be able to operate profitably.

Contractual Obligations and Commercial Commitments

Contractual obligations as of March 31, 2007 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Convertible note payable to related party	$300,000	$300,000	$ —	$ —	$ —
Operating leases	$147,840	$ 73,840	$74,000	$ —	$ —
Capital lease	$ 4,179	$ 1,514	$ 2,665	$ —	$ —
Total contractual cash obligations	$452,019	$375,354	$76,665	$ —	$ —

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. We adopted Statement 123R during the first quarter of its year ending September 30, 2007.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

Item 3:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of SiriCOMM’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Management has concluded that its disclosure controls and procedures were still not effective as of March 31, 2007 as follows:

•	we did not have adequate transaction controls over accounting review and processing of certain unusual or complex transactions;

•

we did not have a systematic and documented program of internal controls and procedures concerning accounting and financial reporting to ensure that unusual or complex transactions are recorded, processed, summarized and reported on a timely basis in our financial disclosures; and

•	there is a need for additional training of our accounting staff.

•	The Chief Executive Officer and Chief Financial Officer have the ability to perform EDI transactions, approve and sign checks with little or no oversight from other members of management.

•	There is not adequate segregation of duties within the Accounting Department, which can perform most functions within the revenue, receivables, fixed assets, payables, purchasing and payroll cycles.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. As of March 31, 2007, we have determined that significant deficiencies over financial reporting may exist.

Management’s Response to Significant Deficiencies

In response to the significant deficiencies described above, we have undertaken the following initiatives with respect to our internal controls and procedures that we believe are reasonably likely to improve and materially affect our internal control over financial reporting. We anticipate that remediation will be continuing throughout fiscal 2008, during which we expect to continue pursuing appropriate corrective actions, including the following:

•

Preparing appropriate written documentation of our financial control procedures. We intend to complete written documentation of its financial control procedures during the fiscal year ended September 30, 2008;

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

Internal Control over Financial Reporting

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ending September 30, 2008 a report on management’s assessment of the effectiveness of our internal control over financial reporting. In that regard, management did not prepare a report in conformity with paragraph (a) of Item 308 which would have contained the following:

•	a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting;

•	a statement identifying the framework used by management to evaluate the effectiveness of our internal control over financial reporting;

•	management’s assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not it is effective; and

•	a statement that our external auditor has issued an attestation report on management’s assessment.

We were also not required to obtain and have not obtained an independent auditors’ report with respect to this voluntary assessment. In an effort to bolster existing controls and prepare for the required management assessment of internal controls over financial reporting which will be required to be included in our annual report on Form 10-KSB for the year ending September 30, 2008, we, to the extent that capital resources allow, will be modifying and enhancing our internal controls utilizing the Internal Control – Integrated Framework guidance issued by COSO (the Committee of Sponsoring Organizations of the Treadway Commission). There are no assurances that we will have the necessary capital available to properly complete this task.

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

On March 15, 2007, the Company entered into a Loan Agreement (“Loan Agreement”) with Sunflower Capital, LLC, a limited liability company managed by a Director of the Company. The loan is in the principal amount of up to $500,000 of which $300,000 has been funded to date and is evidenced by a 10% Convertible Promissory Note due February 29, 2008 (the “Note”). As consideration for Sunflower making the loan, the Company amended an aggregate of 4,537,661 warrants previously issued to Sunflower and its affiliates to extend the expiration date of all those warrants to March 31, 2012 and eliminate all redemption rights contained in those warrants. The loan is secured by all of the Company’s assets. However, Sunflower has subordinated its security interest in the Company’s network to the security interest of Quest Capital Alliance, L.L.C., described below.

As additional consideration for making the loan commitment, the Company shall issue Sunflower a 5-year warrant on the earlier of the date of conversion or maturity date. The number of warrants to be issued will be equal to $500,000 divided by Conversion Price (which, if not earlier determined, shall be determined as of the Maturity Date). This warrant will be issued regardless of whether Sunflower elects to convert the Note. The exercise price of these warrants shall be equal to the conversion price of the Note.

The Note converts at any time and from time to time at the option of the holder, into shares of the Company’s common stock at a variable conversion price determined by taking the lowest volume weighted average price of the Company’s common stock for any five consecutive trading days during the period from the date of issuance to the date of the conversion notice.

On April 16, 2007 we issued 30,000 shares of our common stock to Philip Snowden upon the exercise of a like number of warrants exercisable at $0.50 per share.

During April, 2007, the Company entered into Securities Purchase Agreement with five (5) investors. The securities sold were secured convertible debentures in the principal amount of $1,000,000 due April 15, 2008 (the “Debentures”). The Debentures bear interest at the rate of 12% per annum and are convertible into the Company’s common stock at any time at the rate of $0.31 per share. As part of this transaction, the Company issued to the investors three (3)

common stock purchase warrants for each dollar invested, or an aggregate of 3,000,000 warrants (the “Warrants”). Pursuant to the Securities Purchase Agreement, the Company may issue up to an additional $500,000 in Debentures and issue up to an additional 1,500,000 warrants on the same terms discussed herein.

Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.31 per share commencing on the date of issuance and expiring on the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price of certain events including, but not limited to, stock dividends, stock splits, reclassifications or mergers.

In addition, the Company entered into a registration rights agreement with each investor whereby the Company agreed to include the common stock underlying the Debentures and Warrants in any future registration statement filed by the Company subject to certain conditions contained in such agreement.

The Debentures are secured by all network equipment, including, without limitation, (i) all access point serves, and supporting infrastructure equipment, (ii) all agreements regarding the network pertaining to the placement and use/operation of the network, and (iii) any proceeds from the sale of network equipment and inventory.

In connection with this transaction, the Company issued an aggregate of 300,000 Warrants to Quest Capital Alliance I, L.L.C.(150,000) and Quest Capital Alliance II, L.L.C. (150,000) as a finder’s fee.

The proceeds from these financings will be used by the Company as general working capital.

Item 3:	Defaults upon Senior Securities

None

Item 4:	Submission of Matters to a Vote of Security Holders

None

Item 5:	Other Information

On January 31, 2007, our Board of Directors accepted the resignation of our President and Chief Executive Officer and as a member of our Board of Directors.

On February 12, 2007, SiriCOMM, Inc. entered into an oral employment agreement with our current President and Chief Executive Officer. The agreement calls for annual compensation of $150,000, a grant of 150,000 options to purchase shares of our common stock exercisable at $0.57 per share, and 150,000 options to be awarded at the discretion of the board, based on performance measures, at the conclusion of this fiscal year.

On March 28, 2007 the Company elected Mark L. Grannell to its Board of Directors effective immediately.

On March 1, 2007, our Board of Directors accepted the resignation of our Executive Vice President - Sales and Marketing. He continues to be a member of our Board of Directors.

On March 7, 2007, BKD, LLP (“BKD”) resigned as SiriCOMM, Inc.’s independent auditor.

BKD’s reports on the Company’s consolidated financial statements for each of the fiscal years ended September 30, 2006, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles; except that BKD’s reports for the years ended September 30, 2006 and 2005 each contained an explanatory paragraph regarding uncertainty about the Company’s ability to continue as a going concern.

During the years ended September 30, 2006, 2005 and 2004 and through March 7, 2007, there were no disagreements with BKD on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to BKD’s satisfaction, would have caused them to make references to the subject matter in connection with their reports of the Company’s consolidated financial statements for such years.

On March 15, 2007, the Company entered into a Loan Agreement (“Loan Agreement”) with Sunflower Capital, LLC, a limited liability company managed by a Director of the Company. The loan is in the principal amount of up to $500,000 of which $300,000 has been funded to date and is evidenced by a 10% Convertible Promissory Note due February 29, 2008 (the “Note”). As consideration for Sunflower making the loan, the Company amended an aggregate of 4,537,661 warrants previously issued to Sunflower and its affiliates to extend the expiration date of all those warrants to March 31, 2012 and eliminate all redemption rights contained in those warrants. The loan is secured by all of the Company’s assets. However, Sunflower has subordinated its security interest in the Company’s network to the security interest of Quest Capital Alliance, L.L.C., described below.

As additional consideration for making the loan commitment, the Company shall issue Sunflower a 5-year warrant on the earlier of the date of conversion or maturity date. The number of warrants to be issued will be equal to $500,000 divided by Conversion Price (which, if not earlier determined, shall be determined as of the Maturity Date). This warrant will be issued regardless of whether Sunflower elects to convert the Note. The exercise price of these warrants shall be equal to the conversion price of the Note.

The Note converts at any time and from time to time at the option of the holder, into shares of the Company’s common stock at a variable conversion price determined by taking the lowest volume weighted average price of the Company’s common stock for any five consecutive trading days during the period from the date of issuance to the date of the conversion notice.

On April 16, 2007 we issued 30,000 shares of our common stock to Philip Snowden upon the exercise of a like number of warrants exercisable at $0.50 per share.

During April, 2007, the Company entered into Securities Purchase Agreement with five (5) investors. The securities sold were secured convertible debentures in the principal amount of $1,000,000 due April 15, 2008 (the “Debentures”). The Debentures bear interest at the rate of 12% per annum and are convertible into the Company’s common stock at any time at the rate of $0.31 per share. As part of this transaction, the Company issued to the investors three (3)

common stock purchase warrants for each dollar invested, or an aggregate of 3,000,000 warrants (the “Warrants”). Pursuant to the Securities Purchase Agreement, the Company may issue up to an additional $500,000 in Debentures and issue up to an additional 1,500,000 warrants on the same terms discussed herein.

Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.31 per share commencing on the date of issuance and expiring on the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price of certain events including, but not limited to, stock dividends, stock splits, reclassifications or mergers.

In addition, the Company entered into a registration rights agreement with each investor whereby the Company agreed to include the common stock underlying the Debentures and Warrants in any future registration statement filed by the Company subject to certain conditions contained in such agreement.

The Debentures are secured by all network equipment, including, without limitation, (i) all access point serves, and supporting infrastructure equipment, (ii) all agreements regarding the network pertaining to the placement and use/operation of the network, and (iii) any proceeds from the sale of network equipment and inventory.

In connection with this transaction, the Company issued an aggregate of 300,000 Warrants to Quest Capital Alliance I, L.L.C.(150,000) and Quest Capital Alliance II, L.L.C. (150,000) as a finder’s fee.

Item 6:	Exhibits

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant
to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Accounting Officer and Controller of Periodic Report
Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Accounting Officer and Controller pursuant to
18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 21, 2007	SIRICOMM, INC.

	By:	/s/ Mark L. Grannell
Mark L. Grannell, President and
Chief Executive Officer

	By:	/s/ John Hillring
John Hillring
Chief Accounting Officer and Controller