Form 10QSB
period 2007-06-30
SIRICOMM INC
filed 2007-08-10
CIK 851199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Period Ended

June 30, 2007	Commission File No. 0-18399

SIRICOMM, INC.

(Exact name of Company as specified in its Charter)

Delaware	62-1386759
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4710 East 32nd Street, Joplin, Missouri	64804
(Address of Principal Executive Office)	(Zip Code)

Company’s telephone number, including area code:	(417) 626-9971

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

Yes ☒	No ☐

The number of shares outstanding of the Company’s Common Stock, $.001 par value, as of August 10, 2007 was 25,327,991.

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Condensed Consolidated Balance Sheets as of
June30, 2007 and September 30, 2006	3

Condensed Consolidated Statements of Operations for the three and nine months
ended June 30, 2007 and June 30, 2006	4

Condensed Consolidated Statements of Cash Flows for the nine
months ended June 30, 2007 and June 30, 2006	5

Notes to the Condensed Consolidated Financial Statements	6

SIRICOMM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2007 (unaudited)	September 30, 2006
Assets
Current Assets
Cash and cash equivalents	$ 302,455	$ 943,137
Accounts receivable	74,146	36,256
Other receivable	-	25,500
Prepaid expenses and other	24,513	12,965
Deposit on Pulse-ST devices	153,120	-

Total current assets	554,234	1,017,858

Property and Equipment, at cost
Equipment	4,458,771	4,021,922
Network equipment in progress of installation	220,010	385,054

	4,678,781	4,406,976
Less accumulated depreciation	1,951,035	1,167,782

	2,727,746	3,239,194

Software, net of accumulated amortization of $92,929	667,932	760,856

Prepaid consulting fees	41,310	55,080

Total assets	$ 3,991,222	$ 5,072,988

Liabilities and Stockholders’ Equity
Current Liabilities
Convertible note payable to related party	$ 456,443	$ -
Convertible note payable	399,351	-
Note Payable – current portion	331,885	-
Accounts payable	244,246	742,309
Accrued salaries	35,248	26,873
Customer deposit	168,432	-
Capital lease - current portion	1,563	-
Other accrued expenses - network equipment	27,234	185,031
Other accrued expenses	245,529	142,328
Deferred revenue	163,748	148,812

Total current liabilities	2,073,679	1,245,353

Other Long Term Liabilities
Note Payable – non-current	712,789	-
Capital lease obligation	2,133	-
Asset retirement obligation	238,094	225,960

Total liabilities	3,026,695	1,471,313

Preferred stock - Series A, cumulative, par value $.001; 500, 000 shares authorized; 213,417 shares issued and outstanding; dividend rate of $0.025 per share per quarter commencing March 2004: liquidation
preference of $1 per outstanding share cash payment	309,455	293,449

Stockholders’ Equity
Common stock - par value $.001; 100,000,000 shares authorized; issued
and outstanding 2007- 25,327,991shares, 2006- 25,054,676 shares	25,328	25,055
Additional paid-in capital	21,942,169	20,768,645
Treasury stock, at cost, common; 2007 - 90,000 shares, 2006 -	(90,000)	(90,000)
90,000 shares
Deferred compensation	(76,736)	(261,600)
Retained deficit	(21,145,689)	(17,133,874)

Total stockholders’ equity	655,072	3,308,226

Total liabilities and stockholders’ equity	$ 3,991,222	$ 5,072,988

See Notes to Condensed Consolidated Financial Statements

SIRICOMM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	June 30, 2007		June 30, 2006
	3 Months Ended	9 Months Ended	3 Months Ended	9 Months Ended
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 499,399	$ 1,570,233	$ 294,913	$ 650,609
Cost of Goods Sold	-	23,760	-	-

Gross Profit	$ 499,399	$ 1,546,473	$ 294,913	$ 650,609

Operating Expenses:
General and administrative	266,941	1,572,745	1,031,437	1,722,318
Salaries	434,377	1,590,619	456,755	1,126,727
Satellite access fees	457,315	1,371,011	441,585	742,798
Impairment loss	-	49,900	-	-
Depreciation and amortization	314,759	877,387	210,455	735,359

Total operating expenses	1,473,392	5,461,662	2,140,232	4,327,202

Operating loss	(973,993)	(3,915,189)	(1,845,319)	(3,676,593)

Other Income (Expense)
Interest income	6	2,524	25,432	52,543
Gain on forgiveness of debt	95,587	110,560	-	-
Interest expense	(196,088)	(209,710)	(6,541)	(448,817)

Total Other Income (Expense)	(100,495)	(96,626)	18,891	(396,274)

Net loss	$ (1,074,488)	$ (4,011,815)	$ (1,826,428)	$ (4,072,867)

Add: Dividends declared on preferred stock	(5,335)	(16,005)	(5,336)	(16,008)

Loss available to common shareholders	$ (1,079,823)	$ (4,027,820)	$ (1,831,764)	$ (4,088,875)

Net loss per share, basic and diluted	$ (0.04)	$ (0.16)	$ (0.07)	$ (0.18)

Weighted average shares, basic and diluted	25,280,189	25,202,382	25,004,391	22,672,396

See Notes to Condensed Consolidated Financial Statements

SIRICOMM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	2007	2006

Operating Activities
Net loss	$ (4,011,815)	$(4,072,867)
Items not requiring cash
Depreciation and amortization	877,387	735,359
Stock-based compensation for services	383,687	167,631
Amortization of discount on note payable	162,337
Write-off imputed discount upon debt conversion	-	76,271
Fair value of beneficial conversion option and warrants associated with convertible debt	-	344,620
Accretion	4,154	-
Recognition of deferred compensation	184,864	159,576
Software impairment loss	49,900	-
Other Non-cash charges	-	114,221
Changes in
Current assets	(23,938)	(50,585)
Deposit on Pulse-ST devices	(153,120)	-
Accounts payable	280,114	702,013
Customer deposit	168,432	-
Accrued expenses	123,589	(164,346)
Deferred revenues	14,936	64,681

Net cash flows used in operating activities	(1,939,473)	(1,923,426)

Investing Activities
Certificate of deposit purchased	-	(500,000)
Purchase of furniture and equipment	(72,737)	(1,447,412)
Software development costs capitalized	(27,250)	-

Net cash flows used in investing activities	(99,987)	(1,947,412)

Financing Activities
Borrowings under line of credit, net	-	82,654
Borrowings from related party	800,000	500,000
Borrowings from Convertible Note Payable	600,000	-
Purchase of treasury stock	-	(90,000)
Proceeds from exercise of stock options and warrants	-	107,114
Proceeds from sale of common stock	-	4,488,215
Payments on capital lease obligation	(1,223)	-

Net cash flows provided by financing activities	1,398,777	5,087,983

Increase (decrease in cash and cash equivalents	(640,683)	1,217,145
Cash and cash equivalents, beginning of period	943,138	931,787

Cash and cash equivalents, end of period	$ 302,455	$ 2,148,932

Supplemental Cash Flows Information

Accounts payable incurred for acquisition of network equipment (to note 06/07)	$ 366,069	$ -
Cash paid for interest	$ -	$ 25,782
Accrued dividends for Series A preferred stock	$ 16,006	$ 16,007
Property acquired by issuance of capital lease obligation	$ 4 ,919	$ -
Conversion of debt to equity	$ -	$ 504,603
Accrued liabilities incurred for purchase of software	$ -	$ 250,000
Recognition of warrants earned for software received	$ -	$ 92,000
Recognition of warrants earned for network site installations	$ -	$ 143,500
Imputed discount for warrants issued with convertible debt	$ 704,430	$ 76,271
Imputed discount for warrants issued with note payable	$ 101,686	-
Accounts Payable converted to Note Payable	$ 1,144,246	-

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

Going Concern:

As shown in the accompanying financial statements, we have incurred recurring losses from operations and although there have been significant efforts to eliminate and/or restructure certain payables, as of June 30, 2007 our current liabilities exceeded our current assets by $1,519,445. This raises substantial doubt about our ability to continue as a going concern. We are currently seeking additional sources of capital to fund operations. Management believes this factor will contribute to the achievement of profitability. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Stock-based Compensation:

At June 30, 2007 we have a stock based employee compensation plan, which is described more fully in Item 2. Prior to October 1 2006, we accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, for the fiscal year ended September 30, 2006 and prior years the only stock based employee compensation cost reflected in net income was recognized on the intrinsic value method.

Effective October 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”. We selected the modified prospective application. Accordingly, after October 1, 2006, we began expensing the fair value of stock options granted, modified, repurchased or cancelled.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock based compensation plans prior to October 1, 2006. For purposes of this pro forma disclosure, the value of the options was estimated using the Black Scholes option pricing formula and amortized on a straight line basis over the respective vesting periods of the awards.

Nine months ended
June 30, 2006
Net loss, as reported	$ (4,072,867)
Less: stock-based employee compensation
Under the fair value based method	(5,661)
Pro forma net loss under fair value method	$ (4,078,528)

Net loss per common share-basic and diluted:
As reported under fair value method	$ (0.18)
Pro forma under fair value method	$ (0.18)

Disclosures for the nine months ended June 30, 2007 are not presented because stock-based payments were accounted for under SFAS 123R’s fair value method during this period. See Note 6.

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

2.   Stockholders’ Equity:

During the nine months ended June 30, 2007, 273,315 common shares were issued for various services provided. The total equity value recorded based on these transactions was $138,837.

During the nine months ended June 30, 2007, 528,143 warrants were issued or granted for compensation and various services resulting in $142,400 of additional paid in capital and expense.

During the nine months ended June 30, 2007, 445,000 options were also granted to employees as compensation. These options are being valued and expensed as they are earned. $102,450 has been recorded as expense relating to employee options for the nine months ended June 30, 2007.

As a result of the loan agreement with Sunflower Capital, LLC, a related party, we agreed to issue a number of warrants to be determined based on the market price of our stock in the future. The number of warrants to be issued would be equal to $500,000 divided by the conversion price, which if not earlier determined, shall be determined as of the maturity date based on the market price of our stock during the loan period. Based on the current and recent market prices, we would be required to issue approximately 2,777,778 warrants with an exercise price of $0.18. The fair market value of these warrants based on current conditions would be approximately $1,110,278. As part of the agreement, we also extended the term on an aggregate of 4,537,661 warrants previously issued to Sunflower and its affiliates from various expiration dates to March 31, 2012. These extensions were valued at $425,079. See note 5 for further explanation of this note.

In April and May SiriCOMM entered into a $1,100,000 in loan agreements with Quest Capital Alliance II, LLC, Robert M. Allison, the Jay D. Burchfield Trust, the Ronald A. Neville Revocable Trust, SRC Holdings Corp and William R. Fotsch and Joy C. Fotsch. As a condition of this loan agreement SiriCOMM issued 3,300,000 warrants with an exercise price of $.31 per share. The fair market value of the warrants based on current conditions on the date of issuance was $775,710.

In June SiriCOMM entered into an agreement with ViaSat, Inc. to convert outstanding accounts payable into a two year promissory note. As a condition of this promissory note SiriCOMM issued 500,000 warrants with an exercise price of $.25 per share. The fair market value of the warrants based on current conditions on the date of issuance was $110,400.

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

4.   Commitments and Contingencies:

 Employment agreements:

As of June 30, 2007, we had entered into two employment agreements with certain officers and directors.

On July 5, 2006, we entered into an employment agreement with Henry O. Hoffman, our former Chairman and CEO. The initial term of the agreement was two (2) years and provided Mr. Hoffman with annual compensation of $175,000. On June 1, 2007 the Company notified Mr. Hoffman that it was terminating the employment agreement due to Mr. Hoffman’s intentional breach of various provisions of the employment agreement.

The second agreement, which we entered into on February 12, 2007, is with our current President and Chief Executive Officer and calls for annual compensation of $150,000, an immediate grant of 150,000 options to purchase shares of our common stock, and 150,000 options to be awarded by at the discretion of the Board, based on performance measures, at the end of this fiscal year.

5.     Notes Payable:

On March 15, 2007, the Company entered into a Loan Agreement (“Loan Agreement”) with Sunflower Capital, LLC, a limited liability company managed by a Director of the Company. The loan is in the principal amount of up to $500,000 of which $300,000 has been funded to date and is evidenced by a 10% Convertible Promissory Note due February 29, 2008 (the “Note”). As consideration for Sunflower making the loan, the Company amended an aggregate of 4,537,661 warrants previously issued to Sunflower and its affiliates to extend the expiration date of all those warrants to March 31, 2012 and eliminate all redemption rights contained in those warrants. The loan is secured by all of the Company’s assets. However, Sunflower has subordinated its security interest in the Company’s network to the security interest of Quest Capital Alliance, L.L.C., described below. A discount of $250,963 was recorded based on the estimated fair value of both the extended warrants and the additional warrants to be issued and will be expensed over the life of the loan as interest expense. As of June 30, 2007, the unamortized discount was $174,892 and the balance of the note payable, net of discount was $125,108. The amount of discount amortized into interest expense in the nine months ended June 30, 2007 was $76,701.

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

In April and May 2007, the Company entered into a Securities Purchase Agreement with Quest Capital Alliance II, LLC, a limited liability company managed by Steven Fox, a director of the Company, and several other investors. The securities sold were secured convertible debentures in the aggregate principal amount of $1,100,000 due April 15, 2008 (the “Debentures”). Quest Capital Alliance acquired $500,000 of the Debentures. The Debentures bear interest at the rate of 12% per annum and are convertible into the Company’s common stock at any time at the rate of $0.31 per share. As part of this transaction, the Company issued to the investors three (3) common stock purchase warrants for each dollar invested, or an aggregate of 3,300,000 warrants (the “Warrants”). A discount of $454,468 was recorded based on the estimated fair value of the warrants issued and will be expensed over the life of the loan as interest expense. As of June 30, 2007, the unamortized discount was $168,665 and the balance of the note payable, net of discount was $331,335 for related parties and the unamortized discount was $200,649 and the balance of the note payable, net of discount was $399,351 for non-related parties. The amount of discount amortized into interest expense in the nine months ended June 30, 2007 was $85,154.

Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.31 per share commencing on the date of issuance and expiring on the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, reclassifications or mergers.

The Debentures are secured by all network equipment including, without limitation, (i) all access point servers and supporting infrastructure equipment, (ii) all agreements regarding the network pertaining to the placement and use/operative of the network, and (iii) any proceeds from the sale of the network equipment and inventory.

In connection with the sale of the Debentures, the Company issued an aggregate of 300,000 warrants to Quest Capital Alliance I, LLC (150,000) and Quest Capital Alliance II, LLC (150,000) as a finder’s fee.

On June 26, 2007, SiriComm, Inc. (the “Registrant”) executed and delivered a Promissory Note (“Note”) in the principal amount of $1,144,426.48 to ViaSat, Inc., the Registrant’s satellite provider. The Note converts amounts currently reflected on the Registrant’s balance sheet as Accounts Payable into a 24-month loan. Pursuant to the Note, the Registrant is required to make interest only payments for the first six months commencing July 15, 2007 and subsequent payments are due the 15th day of each month thereafter. Principal and interest payments will commence on January 15, 2008. All principal and interest shall be paid on or before June 15, 2009. The Note bears interest at the rate of 9.5% per annum.

The Note provides for mandatory prepayment in the event of: (i) the Registrant’s dissolution or liquidation, (ii) the consummation by the Registrant of any merger, consolidation or business combination, whereby the beneficial owners of the Registrant’s common stock own less than 50% of the combined entity immediately after giving effect to such transactions or (iii) the acquisition by a third party of all or substantially all of the Registrant’s capital stock, equity interests or assets. In addition, all amounts due and payable under the Note shall be prepaid in the event the Registrant borrows or receives an equity infusion of an amount in excess of $10,000,000.00.

As consideration for accepting the Note, the Registrant agreed to issue ViaSat 500,000 common stock purchase warrants exercisable at $.25 per share (the “Warrants”). The Warrants may be exercised in whole or in part at any time for a period of two (2) years from the date of issuance. A discount of $100,686 was recorded based on the estimated fair value of the warrants issued and will be expensed over the life of the loan as interest expense. As of June 30, 2007, the current unamortized discount was $31,634 and the current balance of the note payable, net of discount was $331,885 and the non-current unamortized discount was $67,939 and the non-current balance of the note payable, net of discount was $712,789. The amount of discount amortized into interest expense in the nine months ended June 30, 2007 was $1,113.

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

We recorded additional employee expenses of $102,450 as a result of the adoption of SFAS 123R for the nine months ended June 30, 2007. Operating loss, net loss and loss available to common stockholders was greater due to this additional expense. Basic and diluted loss per share available to common shareholders was more as a result of recording this additional expense.

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

A summary of the status of the plan at June 30, 2007 and 2006 and changes during the years then ended is presented below:

	2007			2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at October 1	387,000	$1.53		423,500	$1.84
Granted	445,000	$0.61		100,000	$1.47
Exercised	-	-		69,000	$1.01
Forfeited	305,000	$1.04		92,500	$2.46

Outstanding at June 30	527,000	$1.04	5.4 years	362,000	$1.76	7.4 years

Options exercisable at
June 30	339,000	$1.30	8.5 years	312,000	$1.46	6.0 years

The fair value of options granted is estimated on the date of the grant using the Black Scholes model. We had previously used the trinomial model, but because it is more commonly accepted, changed to Black Scholes in 2007. The comparative results of both methods did not materially differ. We use the following weighted-average assumptions:

	2007	2006

Dividend per share	$ 0	$ 0
Risk-free interest rate	2-5%	2-5%
Expected life of options	1-6 years	1-6 years
Expected volatility	287%	75%
Weighted-average fair value of options granted during the year (less options both granted and expired in the same year)	$0.30	$0.45

A summary of the status of our non-vested shares as of June 30, 2007 and changes during the nine months ended June 30, 2007 is presented below:

	Shares	Weighed Average Grant Date Fair Value
Non-vested, October 1, 2006	6,000.46
Granted	295,000.30
Vested	13,000.37
Forfeited	100,000.34
Non-vested, June 30, 2007	188,000.27

We had 188,000 and 50,000 non-vested options as of June 30, 2007 and 2006.

As of June 30, 2006, there was $30,357 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2 quarters. 3,000 options vested during the quarter ended June 30, 2007. There were 50,000 options which vested during the quarter ended June 30, 2006.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with guidance in SFAS 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. We did not record excess tax benefits as financing cash inflows during the period ended June 30, 2007 because of the full valuation allowance established against our deferred tax assets.

The following table summarizes information about stock options under the plan outstanding at June 30, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.20 – 0.99	420,000	4.4 years	0.63	235,000	$0.72
$1.06 – 1.90	62,000	7.9 years	1.64	59,000	$1.67
$4.05 – 4.50	45,000	3.8 years	4.15	45,000	$4.15

7.   Subsequent Events:

On July 1, 2007 SiriCOMM and ACS State and Local Solutions, Inc. “ACS” executed a termination, settlement and full release agreement related to the Network Access Services Agreement dated April 19, 2006. SiriCOMM will continue to receive $100 per site (as contemplated by the agreement ) utilized by ACS through June 30, 2007. SiriCOMM is released from removing SiriCOMM equipment located at ACS’s PrePass sites. At no charge to SiriCOMM, ACS will retrieve from ACS sites and return to a location provided by SiriCOMM the SiriCOMM remote server and Linkstar Satellite modem at the convenience of ACS. Any remaining equipment will be disposed of at the discretion and expense of ACS.

There were 14 revenue producing sites tied to this agreement and the termination of this agreement will mean a $1,400 per month reduction to SiriCOMM revenue beginning with July 2007.

On July 20, 2007 the Company drew down the remaining $200,000 of a $500,000 Loan Agreement (“Loan Agreement”) entered into with Sunflower Capital, LLC, a limited liability company managed by a Director of the Company, on March 15, 2007. The loan is evidenced by a 10% Convertible Promissory Note due February 29, 2008 (the “Note”).

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

We believe the following critical accounting policies involve the more significant judgments and estimates in the preparation of our consolidated financial statements:

Fair Value of Equity Instruments

The valuation of certain items, including valuation of warrants or restricted stock that may be offered as compensation for goods or services received, involve significant estimations with underlying assumptions. Warrants are valued using the most reliable measure of fair value, such as the value of the goods or services rendered, if obtainable. If such value is not readily obtainable, the valuation of warrants and stock options are then based upon a Black Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions. As our stock is thinly traded, the amounts recorded for equity instruments, which are based partly on historical pricing of our stock, are subject to the assumptions used by management in determining the fair value.

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

Results of Operations

For the Three Months Ended June 30, 2007 and 2006

Revenues

Our revenues were primarily derived from sales of InTouch and related services, which increased from $294,913 in 2006 to $499,399 in the current period. The increase in revenues is largely a result of the expansion of our network and “word of mouth” advertising which has resulted in the increase in the number of people subscribing to our service.

We have seen InTouch revenue drop from $569,043 in the three months ended March 31, 2007 and attribute this to network performance issues. We have started a network performance improvement plan and we anticipate increasing our advertising for InTouch, however no assurances can be offered that we will generate meaningful revenues in the future.

While we began shipping units of our Pulse-ST device in the three months ended March 31, 2007, no additional revenue was recognized as there were no Pulse-ST shipments in the three months ended June 30, 2007.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2007 were $0. While we began initial delivery of the Pulse-ST units during the three months ended March 31, 2007 there we no Pulse ST shipments in the three months ended June 30, 2007 and no associated costs in the three months ended June 30, 2006. There was no cost of goods sold in the three months ended June 30, 2006.

Operating Expenses

Our operating expenses consist of selling, general and administrative costs, salaries, satellite access fees and depreciation and amortization, including the amortization of long-term prepaid assets.

During the three months ended June 30, 2007, net operating losses totaled $973,993 as compared to net operating losses of $1,845,319 for the three months ended June 30, 2006.

General and Administrative Expenses

Our General and Administrative expenses consist of corporate overhead costs, administrative support and professional fees.

For the three months ending June 30, 2007, general and administrative expenses totaled $266,941, or 18.1% of total operating expenses, while for the three months ended June 30, 2006, general and administrative expenses totaled $1,031,437 or 48.2% of total operating expenses.

General and administrative expenses decreased over 2006 primarily as a result of reduced legal, accounting and outside consultant fees and investor relations fees.

Salaries

For the three months ending June 30, 2007, we incurred salaries of $434,377, representing 29.5% of the operating expenses, as compared to $456,755, representing 21.4% of total operating expenses for the three months ended June 30, 2006. This decrease is a result of headcount reductions.

Satellite Access Fees

Satellite access fees for the three months ending June 30, 2007 were $457,315 or 91.6% of total revenue as compared to $441,585, which was 149.7% of total revenue for the three months ending June 30, 2006.

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

During the quarter ending June 30, 2007 there were no impairment losses and there were no impairment losses for the comparable period of the prior year.

Depreciation and Amortization

Depreciation and amortization expense was $314,759 or 21.4% of operating expenses for the three month period ending June 30, 2007 and $210,455 or 9.8% for the same period ending June 30, 2006. Depreciation and amortization expense increased $104,304 over the same quarter of the prior year, primarily due to the expansion and installation of network equipment and the placing in service of the Pulse-ST application. This increase is partially offset by the reduction in non-cash amortization of $27,895. In the period ending June 30, 2006 we were amortizing an intangible asset related to prepaid bandwidth. This intangible asset was deemed to be impaired at September 30, 2006 and was written off at that point. As a result, there is no amortization associated with this asset during fiscal year 2007.

Interest Expense

For the three months ending June 30, 2007, interest expense was $196,088 as compared to interest expense of $6,541 during the three months ended June 30, 2006. The higher interest expense for the quarter ended June 30, 2007 was primarily a result of the valuation of warrants and a beneficial conversion option given to Quest Capital as well as accrued interest on the notes payable from Quest Capital and Sunflower Capital and the promissory note with ViaSat.

Gain on Forgiveness of Debt

For the three months ending June 30, 2007, we reported a gain on forgiveness of debt of $95,587. This was a result of cancellation and forgiveness of certain accounts payable. We did not have this gain in the three months ending June 30, 2006.

For the Nine Months Ended June 30, 2007 and 2006

Revenues

Our revenues were primarily derived from sales of InTouch and related services, which increased from $650,609 in 2006 to $1,570,233 in 2007. The increase in revenues is largely a result of the expansion of our network and “word of mouth” advertising which has resulted in the increase in the number of people subscribing to our service. We have started a network performance improvement plan and we anticipate increasing our advertising for InTouch, however no assurances can be offered that we will generate meaningful revenues in the future.

During the nine months ended June 30, 2007, we began shipping units of our Pulse-ST device. The units were delivered in the second quarter as part of 1,000 unit order from Idling Solutions. Total revenues from sales of the Pulse-ST device for the period were $26,136. There were no additional shipments or related revenue in the nine months ended June 30, 2007.

Cost of Goods Sold

Cost of goods sold for the nine months ended June 30, 2007 were $23,760. This amount represents the cost of the Pulse-ST devices sold during the second quarter. Since we began initial delivery of the Pulse-ST units during the nine months ended June 30, 2007, there were no associated costs in the nine months ended June 30, 2006.

Operating Expenses

Our operating expenses consist of selling, general and administrative costs, salaries, satellite access fees and depreciation and amortization, including the amortization of long-term prepaid assets. In 2007, our operating expenses also included an impairment loss of $49,900.

During the nine months ended June 30, 2007, net operating losses totaled $3,915,189 as compared to net operating losses of $3,676,274 for the nine months ended June 30, 2006.

General and Administrative Expenses

Our General and Administrative expenses consist of corporate overhead costs, administrative support and professional fees.

For the nine months ending June 30, 2007, general and administrative expenses totaled $1,572,745 or 28.8% of total operating expenses, while for the nine months ended June 30, 2006, general and administrative expenses totaled $1,722,318 or 39.8% of total operating expenses.

General and administrative expenses decreased over 2006 primarily as a result of reduced legal, accounting and outside consultant fees more than offsetting increased investor relations fees, increased network maintenance costs and increased credit card transaction fees resulting from increased InTouch sales.

Salaries

For the nine months ending June 30, 2007, we incurred salaries of $1,590,619, representing 29.1% of the operating expenses, as compared to $1,126,727, representing 26.0% of total operating expenses for the nine months ended June 30, 2006. This increase is a result of additional executive personnel as well as customer service personnel to support our InTouch customers.

Satellite Access Fees

Satellite access fees for the nine months ending June 30, 2007 were $1,371,011 or 88.7% of total revenue as compared to $742,798, which was 114.2% of total revenue for the nine months ending June 30, 2006. This increase in satellite access fees is the direct result of an increase in the number of hot spots on our network and an increase in the amount of bandwidth made available to our InTouch customers.

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

During the second quarter of the nine months ended June 30, 2007, we determined that costs that had been capitalized as part of our Beacon product line would not be recoverable due to the phase-out by the manufacturer of the device for which the applications were written. Since we do not anticipate realizing any revenue from the Beacon application as it is currently developed, we have reduced the carrying value to zero and recorded an impairment loss of $49,900.

There were no impairment losses for the nine month period ended June 30, 2006.

Depreciation and Amortization

Depreciation and amortization expense was $877,387 or 16.1% of operating expenses for the nine month period ending June 30, 2007 and $735,359 or 17.0% of operating expenses for the same period ending June 30, 2006. Depreciation and amortization expense increased $142,028 over the same period in 2006, primarily due to the expansion and installation of network equipment and the placing in service of the Pulse-ST application. This increase is partially offset by the reduction in non-cash amortization of $279,913. In the period ending June 30, 2006 we were amortizing an intangible asset related to prepaid bandwidth. This intangible asset was deemed to be impaired at September 30, 2006 and was written off at that point. As a result, there is no amortization associated with this asset during fiscal year 2007.

Interest Expense

For the nine months ending June 30, 2007, interest expense was $209,710 as compared to interest expense of $448,817 during the nine months ended June 30, 2006. The higher interest expense for the period ended June 30, 2006 was primarily a result of the valuation of warrants and a beneficial conversion option given to Sunflower Capital as an inducement for a bridge loan given to us in advance of our closing on an equity underwriting being in excess of the valuation of warrants and a beneficial conversion option given to Quest Capital as well as accrued interest on the notes payable from Quest Capital and Sunflower Capital and the promissory note with ViaSat.

Gain on Forgiveness of Debt

For the nine months ending June 30, 2007, we reported a gain on forgiveness of debt of $110,560. This was a result of cancellation and forgiveness of certain accounts payable. We did not have this gain in the nine months ending June 30, 2006.

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

As of June 30, 2007, our current assets including cash, accounts receivables, other current assets amounted to $554,234. Current liabilities amounted to $2,073,679 and include accounts payable, notes payable, promissory notes, accrued salaries, customer deposits and other accrued expenses. We currently have a deposit on Pulse-ST equipment which is offset by the customer deposit liability.

As an emerging wireless applications services provider, we are involved in a number of business development projects, continued network installation, network enhancement projects and general operating capital requirements that will continue to require external capital to finance us as we introduce the applications within our business model. No assurances can be given as to the industry’s willingness to purchase our products or services.

As of June 30, 2007, we lack sufficient cash and cash equivalents to fund operations for the next twelve months. We have obtained debt financing, disclosed below, and we are pursuing financing and additional equity investment, however, there can be no assurances that we will be able to raise the financing necessary to continue as a going concern. Although not currently planned, realization of assets in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in these financial statements.

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

During April and May, 2007, the Company entered into a Securities Purchase Agreement with Quest Capital Alliance II, LLC, Robert M. Allison, the Jay D. Burchfield Trust, The Ronald A. Neville Revocable Trust, SRC Holdings Corp and William R. Fotsch and Joy C Fotsch. The securities sold were secured convertible debentures in the aggregate principal amount of $1,100,000 due April 15, 2008 (the “Debentures”). Quest Capital Alliance acquired $500,000 of the Debentures. The Debentures bear interest at the rate of 12% per annum and are convertible into the Company’s common stock at any time at the rate of $0.31 per share. As part of this transaction, the Company issued to the investors three (3) common stock purchase warrants for each dollar invested, or an aggregate of 3,300,000 warrants (the “Warrants”).

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

In connection with these transactions, the Company issued an aggregate of 300,000 Warrants to Quest Capital Alliance I, L.L.C. (150,000) and Quest Capital Alliance II, L.L.C. (150,000) as a finder’s fee. Steven W. Fox, a director of the Company, is the CEO and General Manager of Quest Capital Alliance I and II, LLC.

On June 26, 2007, SiriComm, Inc. (the “Registrant”) executed and delivered a Promissory Note (“Note”) in the principal amount of $1,144,426.48 to ViaSat, Inc., the Registrant’s satellite provider. The Note converts amounts reflected on the Registrant’s balance sheet as Accounts Payable into a 24-month loan. Pursuant to the Note, the Registrant is required to make interest only payments for the first six months commencing July 15, 2007 and subsequent payments are due the 15th day of each month thereafter. Principal and interest payments will commence on January 15, 2008. All principal and interest shall be paid on or before June 15, 2009. The Note bears interest at the rate of 9.5% per annum.

The Note provides for mandatory prepayment in the event of: (i) the Registrant’s dissolution or liquidation, (ii) the consummation by the Registrant of any merger, consolidation or business combination, whereby the beneficial owners of the Registrant’s common stock own less than 50% of the combined entity immediately after giving effect to such transactions or (iii) the acquisition by a third party of all or substantially all of the Registrant’s capital stock, equity interests or assets. In addition, all amounts due and payable under the Note shall be prepaid in the event the Registrant borrows or receives an equity infusion of an amount in excess of $10,000,000.

As consideration for accepting the Note, the Registrant agreed to issue ViaSat 500,000 common stock purchase warrants exercisable at $.25 per share (the “Warrants”). The Warrants may be exercised in whole or in part at any time for a period of two (2) years from the date of issuance.

We can only continue in business for the next twelve months if sufficient capital is raised. We cannot guarantee that we will be able to raise the necessary capital to continue operations, and if we do raise such capital, we cannot guarantee that we will be able to operate profitably.

Contractual Obligations and Commercial Commitments

Contractual obligations as of June 30, 2007 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Convertible note payable to related party	$ 800,000	$ 800,000	$ -	$ -	$ -
Convertible note payable to non-related parties	$ 600,000	600,000	$ -	$ -	$ -
Promissory note payable to ViaSat	$1,286,577	$ 465,093	$821,484	$ -	$ -
Operating leases	$ 111,318	$ 76,218	$ 35,100	$ -	$ -
Capital lease	$ 3,696	$ 1,563	$ 2,133	$ -	$ -
Total contractual cash obligations	$2,801,591	$1,942,874	$858,717	$ -	$ -

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. We adopted Statement 123R during the first quarter of our year ending September 30, 2007.

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108. SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements. SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect on errors existing in prior years that previously had been considered immaterial. We adopted SAB 108 in connection and found no adjustments necessary.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by us on October 1, 2007. We have not been able to complete our evaluation of the impact of adopting FIN48 and as a result, are not able to estimate the effect the adoption will have on our financial statements.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

Item 3:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of SiriCOMM’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Management has concluded that its disclosure controls and procedures were still not effective as of June 30, 2007 as follows:

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

•	There is a need for additional training of our accounting staff.

•	The Chief Executive Officer and Chief Accounting Officer have the ability to perform EDI transactions, approve and sign checks with little or no oversight from other members of management.

•	There is not adequate segregation of duties within the Accounting Department, which can perform most functions within the revenue, receivables, fixed assets, payables, purchasing and payroll cycles.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. As of June 30, 2007, we have determined that significant deficiencies over financial reporting may exist.

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

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2007 we issued 30,000 shares of our common stock to Philip Snowden upon the exercise of a warrant. The warrant had an exercise price of $0.50 per share but the Company agreed to waive the payment of the exercise as additional consideration for services performed by Mr. Snowden on behalf of the Company. The warrants were issued to Mr. Snowden pursuant a consulting agreement in February 2004.

During April and May 2007, the Company entered into a Securities Purchase Agreement with Quest Capital Alliance II, LLC, Robert M. Allison, the Jay D. Burchfield Trust, the Ronald A. Neville Revocable Trust and SRC Holdings Corp. The securities sold were secured convertible debentures in the aggregate principal amount of $1,100,000 due April 15, 2008 (the “Debentures”). Quest Capital Alliance acquired $500,000 of the Debentures. The Debentures bear interest at the rate of 12% per annum and are convertible into the Company’s common stock at any time at the rate of $0.31 per share. As part of this transaction, the Company issued to the investors three (3) common stock purchase warrants for each dollar invested, or an aggregate of 3,300,000 warrants (the “Warrants”).

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

The Debentures are secured by all network equipment, including, without limitation, (i) all access point servers, and supporting infrastructure equipment, (ii) all agreements regarding the network pertaining to the placement and use/operation of the network, and (iii) any proceeds from the sale of network equipment and inventory.

In connection with this transaction, the Company issued an aggregate of 300,000 Warrants to Quest Capital Alliance I, L.L.C. (150,000) and Quest Capital Alliance II, L.L.C. (150,000) as a finder’s fee. Steven W. Fox, a director of the Company, is the CEO and General Manager of Quest Capital Alliance I and II L.L.C.

Effective May 9, 2007, the Company issued 75,000 stock options exercisable at $0.20 per share to John Hillring, the Company’s Chief Accounting Officer. The options were issued pursuant to the Company 2002 Equity Incentive Plan and are subject to vesting at the rate of ½ (37,500 options) vesting after six months of his employment with the Company and the balance (37,500 options) vesting after 12 months of his employment with the Company.

On May 30, 2007, the Company issued 50,000 shares of its common stock to the Interactive Research Group, Inc. (“IRG”) in consideration for the termination settlement and full release of the Company’s obligations under the consulting agreement between the Company and IRG.

On May 30, 2007, the Company issued 10,000 shares of its common stock to Tom Witty as payment of an invoice in the amount of $2,474.00.

On May 9, 2007, the Company granted Steven W. Fox 10,000 options exercisable at $ 0.22 per share in connection with his election to the Board of Directors. These options were priced at 110% of the market price of the Company’s common stock. These options vest six months from the date of election.

On June 26, 2007, SiriComm, Inc. (the “Registrant”) executed and delivered a Promissory Note (“Note”) in the principal amount of $1,144,426.48 to ViaSat, Inc., the Registrant’s satellite provider. The Note converts amounts currently reflected on the Registrant’s balance sheet as Accounts Payable into a 24-month loan. Pursuant to the Note, the Registrant is required to make interest only payments for the first six months commencing July 15, 2007 and subsequent payments are due the 15th day of each month thereafter. Principal and interest payments will commence on January 15, 2008. All principal and interest shall be paid on or before June 15, 2009. The Note bears interest at the rate of 9.5% per annum.

The Note provides for mandatory prepayment in the event of: (i) the Registrant’s dissolution or liquidation, (ii) the consummation by the Registrant of any merger, consolidation or business combination, whereby the beneficial owners of the Registrant’s common stock own less than 50% of the combined entity immediately after giving effect to such transactions or (iii) the acquisition by a third party of all or substantially all of the Registrant’s capital stock, equity interests or assets. In addition, all amounts due and payable under the Note shall be prepaid in the event the Registrant borrows or receives an equity infusion of an amount in excess of $10,000,000.00.

As consideration for accepting the Note, the Registrant agreed to issue ViaSat 500,000 common stock purchase warrants exercisable at $.25 per share (the “Warrants”). The Warrants may be exercised in whole or in part at any time for a period of two (2) years from the date of issuance.

The proceeds from these financings have been and will be used by the Company as general working capital.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

Item 3:	Defaults upon Senior Securities

None

Item 4:	Submission of Matters to a Vote of Security Holders

On May 30, 2007, the Company held its annual meeting and submitted to shareholders a vote for the election of the Board of Directors and a proposal to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company to 100,000,000. The shareholders approved the amendment to increase the number of authorized shares of Common Stock of the Company to 100,000,000 and elected Mark L. Grannell, Terry W. Thompson, William P. Moore, Richard P. Landis and Steven W. Fox as the Board of Directors.

Item 5:	Other Information

On May 9, 2007, SiriCOMM, Inc. (the “Company”) appointed Weaver & Martin, LLC of Kansas City, Missouri as the Company’s independent Certified Public Accountants for the fiscal year ended September 30, 2007.

On May 9, 2007, our board of directors accepted the resignation of Matthew McKenzie as our Chief Financial Officer, effective May 11, 2007.

On May 9, 2007, John C. Hillring was appointed the Corporation’s Controller and Chief Accounting Officer. Mr. Hillring formerly was Chief Financial Officer of NavStar Technologies, Inc., a start-up company that develops, markets, sells, and distributes mobile navigation devices & services. Prior to joining NavStar, Mr. Hillring held a variety of management positions with Sprint and Nortel Networks. Mr. Hillring has a Bachelors of Science, Accounting from Indiana University School of Business, Bloomington, Indiana and a Masters of Business Administration, Corporate Finance, from the University of Dallas Graduate School of Management, Irving, Texas.

On May 9, 2007, the Company elected Steven W. Fox to the Company’s Board of Directors, effective immediately. Mr. Fox has 20 years experience in the financial services industry. Prior to forming Quest Capital Alliance, L.L.C., Mr. Fox was employed by Bank of America as Market Executive for Commercial Banking in Southwest Missouri. Mr. Fox left Bank of America on September 29, 2000 to form Quest Capital Alliance, L.L.C. serving as its CEO and General Manager. Mr. Fox received his MBA and BSBA from the University of Missouri, Columbia.

On June 1, 2007, the Company notified Henry P. Hoffman, the Company’s former Chairman and CEO, that it was terminating his employment agreement with the Company dated July 5, 2006. The Company’s decision to terminate the employment agreement was due to Mr. Hoffman’s intentional breach of various provisions of the employment agreement.

On June 26, 2007, SiriComm, Inc. (the “Registrant”) executed and delivered a Promissory Note (“Note”) in the principal amount of $1,144,426.48 to ViaSat, Inc., the Registrant’s satellite provider. The Note converts amounts currently reflected on the Registrant’s balance sheet as Accounts Payable into a 24-month loan. Pursuant to the Note, the Registrant is required to make interest only payments for the first six months commencing July 15, 2007 and subsequent payments are due the 15th day of each month thereafter. Principal and interest payments will commence on January 15, 2008. All principal and interest shall be paid on or before June 15, 2009. The Note bears interest at the rate of 9.5% per annum. A discount of $100,686 was recorded based on the estimated fair value of the warrants issued and will be expensed over the life of the loan as interest expense. As of June 30, 2007, the current unamortized discount was $31,634 and the current balance of the note payable, net of discount was $331,885 and the non-current unamortized discount was $67,939 and the non-current balance of the note payable, net of discount was $712,789. The amount of discount amortized into interest expense in the nine months ended June 30, 2007 was $1,113.

The Note provides for mandatory prepayment in the event of: (i) the Registrant’s dissolution or liquidation, (ii) the consummation by the Registrant of any merger, consolidation or business combination, whereby the beneficial owners of the Registrant’s common stock own less than 50% of the combined entity immediately after giving effect to such transactions or (iii) the acquisition by a third party of all or substantially all of the Registrant’s capital stock, equity interests or assets. In addition, all amounts due and payable under the Note shall be prepaid in the event the Registrant borrows or receives an equity infusion of an amount in excess of $10,000,000.00.

As consideration for accepting the Note, the Registrant agreed to issue ViaSat 500,000 common stock purchase warrants exercisable at $.25 per share (the “Warrants”). The Warrants may be exercised in whole or in part at any time for a period of two (2) years from the date of issuance.

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

Dated: August 10, 2007	SIRICOMM, INC.

	By:	/s/ Mark L. Grannell
Mark L. Grannell, President and
Chief Executive Officer

	By:	/s/ John Hillring
John Hillring
Chief Accounting Officer and Controller